Form 10-Q
period 2006-06-30
RED TRAIL ENERGY, LLC
filed 2006-09-15
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM       TO
COMMISSION FILE NUMBER: 000-52033
RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

NORTH DAKOTA (State or other jurisdiction of incorporation or organization)	76-0742311 (IRS Employer Identification No.)
P.O. Box 11
3682 Highway 8 South
Richardton, ND 58652
(Address of principal executive offices)
(701) 974-3308
(Registrant’s telephone number, including area code)
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filter. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
As of September 6, 2006, the Company has issued 40,373,970 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
JUNE 30, 2006

i

PART I — FINANCIAL INFORMATION
Item 1. – Financial Statements (Unaudited)
RED TRAIL ENERGY, LLC
(A Development Stage Company)
BALANCE SHEET

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$38,013	$19,043,811
Prepaid expenses	8,378	25,345

Total current assets	46,391	19,069,156

PROPERTY AND EQUIPMENT
Land	300,602	300,602
Construction in progress	54,644,876	16,647,583

Total property and equipment	54,945,478	16,948,185

OTHER ASSETS
Debt issuance costs	1,026,478	955,238
Market value – interest rate swap	428,712	—

Total other assets	1,455,190	955,238

Total Assets	$56,447,059	$36,972,579

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$13,788,913	$7,971,436
Accrued expenses	53,237	9,497
Market value – interest rate swap	—	277,952

Total current liabilities	13,842,150	8,258,885

Long-term debt	6,689,040	—

Members’ Equity	35,915,869	28,713,694

Total Liabilities and Members’ Equity	$56,447,059	$36,972,579

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From
			Six Months	Six Months	Inception
	Qtr Ended	Qtr Ended	Ended	Ended	July 16, 2003
	June 30,	June 30,	June 30,	June 30,	to
	2006	2005	2006	2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—	$—

Operating Expenses	$246,523	97,261	402,755	206,806	3,344,044

Operating Loss	(246,523)	(97,261)	(402,755)	(206,806)	(3,344,044)

Other Income (Expense)
Grant income	—	—	—	50,000	150,000
Gain from non-designated hedging derivatives	302,951	—	706,664	—	428,712
Interest income	37,792	94,094	178,811	157,657	813,970

Total other income, net	340,743	94,094	885,475	207,657	1,392,682

Net Income (Loss)	$94,220	$(3,167)	$482,720	851	$(1,951,362)

Weighted Average Units Outstanding	40,375,973	29,126,070	38,866,794	26,152,981	14,052,940

Net Income (Loss) Per Unit	$0.00	$(0.00)	$0.01	$0.00	$(0.14)

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months	Six Months	From Inception
	Ended	Ended	July 16, 2003 to
	June 30, 2006	June 30, 2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$482,720	$851	$(1,951,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of unearned compensation	—	—	56,825
Gain from non-designated hedging activities	(706,664)	—	(428,712)
Changes in assets and liabilities
Prepaid expenses	16,967	—	(8,378)
Accounts payable	(1,485,260)	998	76,992
Accrued expenses	43,740	(1,548)	53,237

Net cash provided by (used in) operation activities	(1,648,497)	301	(2,201,398)

Cash Flows from Investing Activities
Capital expenditures	(30,235,896)	(272,427)	(41,259,635)

Net cash used in investing activities	(30,235,896)	(272,427)	(41,259,635)

Cash Flows from Financing Activities
Payments for deferred offering costs	—	(3,353)	(107,315)
Payments for debt issuance costs	(529,900)	(65,000)	(1,000,400)
Proceeds from long-term debt	6,689,040	—	6,689,040
Proceeds from stock subscriptions held in escrow	—	—	25,983,452
Member contributions	6,719,455	27,402,754	11,934,269

Net cash provided by financing activities	12,878,595	27,334,401	43,499,046

Net Increase (Decrease) in Cash and Equivalents	(19,005,798)	27,062,275	38,013

Cash and Equivalents – Beginning of Period	19,043,811	136,347	—

Cash and Equivalents – End of Period	$38,013	$27,198,622	$38,013

SUPPLEMENTAL DISCLOSURES OF NON- CASH INVESTING AND FINANCING ACTIVITIES

Debt issuance costs included in accounts payable	$26,078	$—	$26,078

Capital expenditures included in accounts payable	$7,761,397	$133,459	$13,685,843

Stock subscriptions held in escrow converted to member contributions	$—	$27,402,754	$25,983,452

Member unit subscriptions	$—	$—	$33,550

Issuance of restricted shares	$—	$—	$56,825

Notes to Financial Statements are an integral part of this Statement.

Red Trail Energy, LLC
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2005, contained in the Company’s Registration Statement on Form 10.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
Nature of Business
Red Trail Energy, LLC (a North Dakota Limited Liability Company), was organized to pool investors to build a 50 million gallon annual production ethanol plant near Richardton, North Dakota. Construction began in 2005 with an anticipated completion date of November 2006. As of June 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities and plant construction.
Fiscal Reporting Period
The Company adopted a fiscal year ending December 31 for reporting financial operations.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Cash
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates the fair value.
The Company maintains its accounts at one financial institution. At times throughout the year, the Company’s cash and equivalent balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At June 30, 2006 and December 31, 2005, the Company’s deposits exceeded insurance coverage by approximately $0 and $18.9 million, respectively.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Once assets are placed in service, depreciation is provided over their estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company had incurred substantial consulting, permitting and other pre-construction services related to building its plant facilities. Due to the substantial uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company had raised debt and equity financing, the Company expensed these pre-construction costs as incurred.

Debt Issuance Costs
Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Amortization expense for June 2006 was insignificant.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed. As of April 6, 2005, the minimum equity has been raised and these costs have been netted against the proceeds received.
Grants
The Company recognizes grant proceeds as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.
Grant income received for incremental expenses that otherwise would not have been incurred is netted against the related expenses.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Organizational and Start Up Costs
The Company expenses all organizational and start up costs as incurred.
Derivative Instruments
The Company has derivative instruments in the form of interest rate swaps in agreements associated with bank financing. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging derivatives. See Note 4.
Stock-Based Compensation
The Company accounts for stock-based compensation utilizing the fair value recognition provisions of SFAS No. 123. Under SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” Among other items, SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first interim or annual reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro-forma disclosures made in accordance with SFAS 123.
The Company currently utilizes a standard option pricing model, such as Black-Scholes, to measure the fair value of stock options granted to employees. The following assumptions were used to estimate the fair value of the options outstanding: dividend yield and expected volatility of 0%, risk free rate of 2%, and expected lives of 3 years.

While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company was required to adopt SFAS 123R during its interim reporting period beginning January 1, 2006. Adoption of SFAS 123R as of January 1, 2006 did not have any effect on the Company’s operations or financial position.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
2. DEVELOPMENT STAGE ENTERPRISE
The Company was formed on July 16, 2003 to have a perpetual life. The Company was initially capitalized by conducting a private placement with its founding members who were also its first governors. The founding members contributed $1,200,000 ($1.00 per unit) of seed capital in exchange for 1,200,000 Class A Membership Units. During January 2004, the Company approved a 3 for 1 split on these founding Membership Units, effectively issuing 3,600,000 Class A Membership Units for approximately $0.33 per unit. All references in the financial statements and notes to the number of units outstanding and per unit amounts of the Company’s Membership Units reflect the effect of the unit split for all periods presented. The proceeds from this offering were used to pay for organizational, permitting, and other development costs.
Income and losses are allocated to all members based upon their respective percentage units held. Only one class of membership units is outstanding or authorized. See Note 5 for further discussion of members’ equity and rights of holders of membership units.
3. CONSTRUCTION IN PROGRESS
Amounts included in construction in progress are as follows:

	June 30,	December 31,
	2006	2005
Construction costs	$50,141,791	$15,516,973
Rail infrastructure and development	2,609,619	1,026,124
Water wells	527,513	4,678
Other costs	1,365,953	99,808

	$54,644,876	$16,647,583

4. BANK FINANCING
In December 2005, the Company entered into a Credit Agreement with a bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the plant. The construction loan agreement provides for the Company to maintain certain financial ratios and meet certain non-financial covenants. The loan agreement is secured by substantially all of the assets of the Company and includes the terms as described below.
Construction Loan
The Credit Agreement provides for a construction loan for up to an amount of approximately $55,212,000 with a loan termination date of April 16, 2007. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.6% at June 30, 2006. The agreement calls for interest only payments to be made every three months beginning March 2006 through the loan termination date. As of June 30, 2006, the Company has advanced approximately $1,164,000 on this loan.
At the loan termination date, all principal and unpaid interest will be converted to three term notes each with specific interest rates and payment terms as described in the construction loan agreement.
The first of the three notes is a Fixed Rate Note in the amount of approximately $27,606,000 with interest payments made on a quarterly basis and charged at fixed rate of 3.0% over LIBOR on the date of the construction loan termination date. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to October 2011, with a final principal payment of approximately $17,000,000 at January 2012.
The second term note is referred to as the Variable Rate Note and is in the amount of approximately $17,606,000. Interest will be charged at a variable rate of 3.4% over the three-month LIBOR rate.
The third term note, the Long-Term Revolving Note, in the amount of approximately $10,000,000, will be charged interest at a variable rate of 3.4% over the one-month LIBOR rate. The agreement calls for payments of approximately $1,005,000 to be made each quarter with amounts allocated to the term notes in the following manner: 1) to accrued interest on the Long-Term Revolving Note, 2) to accrued interest on the Variable Rate Note, and 3) to the principal balance on the Variable Rate Note.
All unpaid amounts on the three term notes are due and payable in April 2012. The Company has outstanding borrowings on the construction loan of approximately $1,164,000 as of June 30, 2006. The Company has incurred interest expense of approximately $44,000 which is included in construction in process.
Revolving Line of Credit
The Company entered into a $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through December 2006. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.6% at June 30, 2006. There were no outstanding borrowings at June 30, 2006.
Interest Rate Swap Agreement
The Credit Agreement provides for the Company to enter into interest rate swap contracts for up to approximately $2.8 million. In December 2005, the Company entered into an interest rate swap transaction that effectively fixes the interest rate at 8.08% on approximately $27.6 million of any outstanding principal of the Fixed Rate Note.
The interest rate swap was not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are charged to interest expense. For the three and six month period ended June 30, 2006, there were no net settlements, and market value adjustments increased interest income by approximately $303,000 and $707,000, respectively.
Letters of Credit
The Credit Agreement provides for up to $1,000,000 in letters of credit with the bank. All letters of credit are due and payable at the loan termination date in April 2007. The agreement provides for the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of June 30, 2006, we have one outstanding letter of credit for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the Credit Agreement, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 10.6% at June 30, 2006) and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding quarterly with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The outstanding balance on these loans is $5,525,000 as of June 30, 2006.
5. MEMBERS’ EQUITY
The Company prepared and filed a Registration Statement with the State of North Dakota during fiscal 2004. The Offering was for up to 40,000,000 Class A Membership Units available for sale at $1.00 per unit. The minimum purchase requirement was 10,000 units for a minimum investment of $10,000. Thereafter, additional units were available for purchase in 1 unit increments for sale at $1.00 per unit. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses, and distributions.
Under the terms of its North Dakota Registration Statement, the Company had until May 30, 2005 to both a) sell at least the minimum number of units required to close the private offering of Class A Membership Units and b) enter into an executed debt financing commitment letter from a bank. Investments received were held in escrow through April 6, 2005, at which point the Company had raised the minimum required $25,000,000 in cash proceeds and obtained the required executed debt financing commitment letter from a bank. If the minimum offering and the debt financing commitment had not been obtained, the amount held in escrow would have been refunded to each subscriber with no interest earned.
The escrowed funds received by the Company were held in a segregated bank account, in the Company’s name, until the initial offering was closed on April 6, 2005. The Company reported the amounts in their financial statements as “restricted cash” until April 6, 2005, when the funds became available for general use. Because no membership units were issued or issuable until such a time as the Company met the minimum unit sales and bank financing commitment requirements, the Company recorded a corresponding liability for “unit subscriptions held in escrow.” This liability represented amounts that would have been returned to unit subscribers had the minimum offering and bank commitment requirements not been met. Cash received subsequent to the initial close on the minimum required unit sales was available for use as received and as the respective membership units were issued.
On March 1, 2006, the Company closed its offering with a total of 36,717,723 Class A Membership Units sold, and aggregate offering proceeds of $36,717,723. The Company paid approximately $107,000 in costs of offering its membership units, which was offset against the equity raised once the minimum required cash proceeds were received during 2005.
In August 2003, the Company granted an independent contractor an option to purchase up to 62,500 Class A Membership Units at $0.10 per unit. The options vested at the completion of the duties as specified by the project coordinator agreement. At June 30, 2006, these options have been exercised for the purchase of the full 62,500 units for aggregate proceeds of $6,250.
6. GRANTS
The Company has been awarded two grants. It has been awarded an Ag Products Utilization Council grant in the amount of $150,000 to be used for general business expenses, including legal and accounting. All proceeds from this grant were received in 2005 and 2004.
In May 2006, the Company entered into a contract with the State of North Dakota through its Industrial Commission for a Lignite Grant not to exceed $350,000. In order to receive the proceeds, the Company must construct a 50 million-gallon-per-year ethanol plant located in North Dakota that utilizes clean lignite technologies in the production of ethanol. The Company must also provide the Industrial Commission with specific reports in order to receive the funds. After the first year of operation, the Company will be required to repay a portion of the proceeds in annual payments of $22,000 over 10 years. These payments could increase based on the amount of lignite the Company is using as a percentage of primary fuel.
7. COMMITMENTS AND CONTINGENCIES
Design Build Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $99,000,000. The Company signed a Design-Build Agreement with Fagen, Inc. in September 2005, to design and build the ethanol plant at a total contract price of approximately $76,000,000.
Consulting Contracts
In August 2003, the Company entered into a contract with an individual to provide project coordination services for approximately $70,000 per year in connection with the construction of the Company’s plant. Either party may terminate this agreement upon default or thirty dates written notice. In 2005, this individual became a member of the Company through the purchase of units during 2005 and as a result of exercising options received under this consulting agreement in January 2006. Total costs paid to this member totaled approximately $182,000 and $169,000 at June 30, 2006 and December 31, 2005, respectively.
In December 2003, the Company entered into a contract with a consulting firm to provide project coordination and development services in connection with the design, construction and initial operation of the Company’s plant for $3,050,000. Either party upon a default of the other may terminate this agreement.
In December 2003, the Company entered into a contract with a consulting firm to provide management services related to the Company’s plant. For these services, the Company will pay the consultant $200,000 per year, reimburse the consultant for the salary and benefits of a General Manager and Plant Manager, as well as pay 4% of the Company’s pre-tax net income, once the plant is in compliance with the engineer’s performance standard, except for the reimbursement of the salary and benefits of the General Manager and Plant Manager, which began in June 2006. Either party may terminate this agreement upon a default of the other after thirty days written notice.
In February 2006, the Company entered into a Risk Management Agreement for Grain Procurement and Byproduct Marketing with John Stewart & Associates (JSA). JSA will provide services in connection with grain hedging, pricing and purchasing. The Company will pay $2,500 per month for these services beginning no sooner than ninety days preceding plant startup. In addition, JSA will serve as clearing broker for the Company and charge a fee of $15.00 per contract plus clearing and exchange fees.
Utility Agreements
The Company entered into a contract with West Plains Electric Cooperative, Inc. dated August 2005, for the provision of electric power and energy to the Company’s plant site. The agreement is effective for five years from August 2005, and thereafter for additional three year terms until terminated by either party giving to the other six months’ notice in writing. The agreement calls for a facility charge of $400 per month and an energy charge of $0.038 per kWh for the first 400,000 kWh and $0.028 per kWh thereafter. In addition, there is an $8.00 per kW monthly demand charge based on the highest recorded fifteen minute demand.
In March 2006, the Company entered into a ten year contract with Southwest Water Authority to purchase raw water. The contract includes a renewal option for successive periods not to exceed ten years. Additionally, the contract requires the Company to make an $80,000 prepayment to be held in escrow for a minimum of three years after which $40,000 may be applied toward their water bill. The base rate for raw water shall be $0.72 per each one thousand gallons of water. The base rate may be adjusted annually by the North Dakota State Water Commission.
In June 2006, the Company entered into an agreement with Montana-Dakota Utilities Co. (MDU) for the construction and installation of a natural gas line. The agreement requires the Company to pay $3,500 prior to the commencement of the installation and to maintain an irrevocable letter of credit in the amount of $137,385 for a period of five years as a preliminary cost participation requirement. If the volume of natural gas used by the Company exceeds volume projections, the Company will earn a refund of the preliminary cost participation requirement and interest at 12% annually.
Marketing Agreements
The Company entered into a Distillers Grain Marketing Agreement with Commodity Specialist Company (CSC) in March 2004 for the sale and purchase of distillers dried grains. The contract is an all output contract with a term of one year from start-up of production of the plant and continuing thereafter until terminated by either party after ninety days notice. CSC receives a 2% fee based on the sales price per ton sold with a minimum fee of $1.35 per ton and a maximum fee of $2.15 per ton.
The Company entered into an Ethanol Fuel Marketing Agreement in August 2005 with Renewable Products Marketing Group, LLC (RPMG), which makes RPMG the Company’s sole marketing representative for the Company’s entire ethanol product. The Agreement is a best good faith efforts agreement. The term of the Agreement is twelve months from the first day of the month that the Company initially ships ethanol to RPMG. At the termination of the initial twelve month term, the Agreement provides that the parties “shall be at liberty to negotiate an extension of the contract.” The Company will pay RPMG $0.01 per gallon for each gallon of ethanol sold by RPMG.
Coal Purchase Contract
The Company entered into a contract in March 2004 with General Industries, Inc. d/b/a Center Coal Company (CCC) for the purchase of lignite coal. The term of the contract is for ten years from the commencement date agreed upon by the parties. The Company will pay CCC $17.35 per ton of coal delivered beginning in 2005 plus/minus a fuel adjustment amount for delivery costs. The price per ton of coal delivered increases each year by approximately $0.05 per ton. The fuel adjustment is based on the market price of fuel. As of June 30, 2006, the Company has not purchased any coal from CCC.
Grain Origination Contract
The Company entered into a grain origination contract with New Vision Coop (NVC) in April 2004 for grain origination and related services. The term of the contract is three years from its start date, unless extended through an amendment. However, either party may cancel the contract by providing sixty days’ written notice to the other party. The Company will pay NVC a development fee of $25,000 upon completion of construction. Thereafter, the fee will be $0.005 per bushel for all grain delivered by rail, with no fee for grain transported by truck.
Corn procurement costs may be minimized through the use of corn futures, call options and put options. The Company will pay NVC an incentive fee of 10% for profits earned through the use of these financial instruments.
Rail Track Design
The Company entered into a railroad construction agreement with R & R Contracting, Inc. in November 2005. The agreement includes the engineering, site excavation, materials and track construction. The track is expected to be completed by September 2006. The total costs of the rail track will be approximately $2,800,000. At June 30, 2006, the Company had made payments of approximately $1,425,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, including those risks described in this section. Our discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the financial statements and related notes. Actual results may differ substantially from those described below and are subject to certain risks, including:
•	The availability and adequacy of our cash flow to meet its requirements, including payment of loans;

•	Economic, competitive, demographic, business and other conditions in our local, regional and national markets;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or not taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry;

•	The loss of any license or permit;

•	The loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required; and

•	Changes in our business strategy, capital to support capital improvements and development.
Application of Critical Accounting Policies
     Accounting policies, methods and estimates are an integral part of our consolidated financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note 1 of the Notes to Financial Statements includes a summary of the accounting policies and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.
Accounting Estimates
     We used estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.
Cash and Equivalents
     We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates the fair value.
     We maintain our accounts at one financial institution. At times throughout the year, our cash and equivalent balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At June 30, 2006 and December 31, 2005, our deposits exceeded insurance coverage by approximately $0 and $18.9 million, respectively.
Property and Equipment
     Property and equipment is stated at the lower of cost or estimated fair value. Assets that are still undergoing development and have not been placed into service are shown on our balance sheet as construction in progress and are not depreciated. Once assets are placed in service, depreciation is provided over estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
     We have incurred substantial consulting, permitting, and other pre-construction services related to building our plant facilities. Due to the substantial uncertainties regarding our ability to proceed with the ultimate facility construction until we had raised debt and equity financing, prior to 2005, we expensed these pre-construction costs as incurred.
Debt Issuance Costs
     Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. If any other method is used, it could change the income of the Company.
Deferred Offering Costs
     We defer the costs incurred to raise equity financing until the financing occurs. At such time as the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed. If the Company had not reached their equity financing, they would have incurred an additional $107,315 of expenses.
Income Taxes
     We are treated as a partnership for federal and state income tax purposes and generally do not incur income taxes. Instead, our earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements.
Organization and Start Up Costs
     We expense all organizational and start up costs as incurred.
Derivative Instruments
     We have derivative instruments in the form of interest rate swaps in agreements associated with bank financing. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging activities. Significant increases in the variable rate could greatly affect the operations of the Company.
Summary
     We were organized to pool investors to build a 50 million gallon annual production ethanol plant near Richardton, North Dakota. Construction began in 2005 with an anticipated completion date of November 2006. As of July 19, 2006, we are a development stage company and our efforts are principally devoted to organizational activities and plant development.

Results of Operations for the Three Months Ended June 30, 2006 and June 30, 2005 and the Six Months Ended June 30, 2006 and June 30, 2005
The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended June 30, 2006 and June 30, 2005 and the six months ended June 30, 2006 and June 30, 2005:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2006	March 31, 2005	June 30, 2006	June 30, 2005
	Amount %	Amount %	Amount %	Amount %
Revenues	$—	$—	$—	$—
Costs of Sales	—	—	—	—

Gross Margin	—	—	—	—

Operating expenses	246,523	97,261	402,755	206,806

Operating income (loss)	(246,523)	(97,261)	(402,755)	(206,806)
Grant Income	—	—	—	50,000
Gain from non-designated hedging derivatives	302,951	—	706,664	—
Interest income	37,792	94,094	178,811	157,657

Net Income	$94,220	$(3,167)	$482,720	$851

Results of Operations
     We are a development stage company with no revenues or costs of sales as of June 30, 2006 or June 30, 2005. We intend to engage in the production and sale of fuel grade ethanol once our plant is operational, expected to be November 2006. We expect to be able to process approximately eighteen million bushels of corn into approximately fifty million gallons of ethanol. In addition, we intend to sell distillers grains, a principal co-product of the ethanol production process, which we will sell as distillers modified wet grains and distillers dried grains.
     Revenues
We had no sales or revenues for the quarters ended June 30, 2006 and 2005, and for the six months ended June 30, 2006 and 2005.
     Cost of Sales
We had no costs of sales for the quarter ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005.
     Operating Expenses
Our operating expenses were approximately $247,000, $97,000, $402,755 and $207,000 for the quarters ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, respectively. Our operating expenses increased by approximately $150,000 or 155% for the three month period and approximately $195,755 or 95% for the six month period. These increases are primarily due to costs associated with starting construction on our plant, professional and consulting fees. In the quarter ended June 30, 2006, our material operating expenses were: 1) approximately $73,000 related to legal fees; 2) approximately $103,000 related to professional fees; 3) approximately $47,000 related to salaries; and 4) approximately $8,000 related to consulting fees. In the quarter ended March 31, 2005, our material operating expenses were: 1) approximately $1,000 related to marketing our company; 2) approximately $15,000 for project coordinator; and 3) approximately $37,000 in consulting services. In the six months ended June 30, 2006, our material operating expenses were: 1) approximately $141,000 related to legal fees; 2) approximately $130,000 related to professional fees; 3) approximately $64,000 related to salaries; and 4) approximately $22,000 related to consulting fees. In the six months ended June 30, 2005, our material operating expenses were: 1) approximately $40,000 related to marketing our company; 2) approximately $31,000 for project coordinator; and 3) approximately $51,000 in consulting services.

We believe that our operating expenses will increase significantly in 2006 as a result of the completion of our plant, expected in November 2006, the preparation and training for the commencement of operations, and the registration of the membership units with the Securities and Exchange Commission.
Other Income, Net
The interest expense for the quarter and six months ended June 30, 2006 was approximately $44,000 and is included in construction in process. There was no interest expense for the quarter and six months ended June 30, 2005.
Interest income was approximately $38,000, $94,000, $179,000 and $158,000 for the quarters ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, respectively. Interest income increased for the six months ending June 30, 2006 and 2005 due to increasing average cash balances from proceeds for stock subscriptions. The interest income decreased from the quarter ending June 30, 2006 and 2005 due to the proceeds from stock subscriptions being expended from construction of our plant. We do not expect to receive any significant interest income from 2006.
The gain from non-designated hedging derivatives was recognized in connection with our interest rate swap contract which was entered into to effectively fix the interest rate of approximately $27,600,000 of our future debt at an interest rate of 8.08%. For the quarter ended June 30, 2006 and the six months ended June 30, 2006, there were no settlements, and market value adjustments resulted in a gain from non-designated hedging derivatives of approximately $303,000 and $706,664, respectively. We may recognize significant gains or losses during 2006 in connection with our interest rate swap contract.
Grant income was approximately $0, $0, $0 and $50,000 for the quarters ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, respectively. Grant income relates to the grant we were awarded from Ag Products Utilization Council in the amount of $150,000.
Plan of Operations Until Start-Up of Ethanol Plant
We expect the project will cost approximately $99,000,000 to complete. This includes approximately $76,000,000 to build the plant and an additional $23,000,000 in other capital expenditures and working capital. We are still in the development and construction phase, and until the proposed ethanol plant is operational, we will generate no revenue. We anticipate that accumulated losses will continue to increase until the ethanol plant is operational.
We expect to spend at least the next nine months focused on plant construction and start-up operations. During this time, we expect to finalize the construction phase within budget, hire and train all plant personnel and operate the plant at the anticipated 50 million gallon per year production capacity efficiently. As of June 30, 2006, we paid approximately $26,724,000 to Fagen, Inc., our construction company, related to the construction of our plant. We expect to spend approximately $49,276,000 with Fagen, Inc in the next six months to complete construction.
Plant Construction and Start-Up of Plant Operations
We expect to complete construction of the plant and commence operations in November 2006. Based on our cash on hand including the loan proceeds available to us as described above, we believe that we have adequate cash reserves and available lines of credit to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $76,000,000 to construct the plant and a total of approximately $23,000,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.
Liquidity and Capital Resources
Overview
     As of June 30, 2006, we had total assets of approximately $56,447,000 consisting primarily of cash and equivalents, financing costs and construction in progress. As of June 30, 2006, we had current liabilities of approximately $13,842,000 consisting primarily of accounts payable related to the construction of the plant. For the six months ended June 30, 2006, cash used in operating activities was approximately $1,649,000, cash used in investing activities was approximately $30,236,000 and cash provided by financing activities was approximately

$12,879,000. Since our inception, we have generated no revenue from operations. From our inception to June 30, 2006, we have accumulated a net loss of approximately $1,951,000 consisting primarily of start-up business costs.
     As of June 30, 2006, we had material commitments related to our construction agreement with Fagen in the amount of approximately $76,000,000 and remaining material commitments related to our consulting agreement with GreenWay in the amount of approximately $1,520,000. As of June 30, 2006, we paid approximately $26,276,000 to Fagen from the proceeds from our equity financings. Based on our cash on hand as of the date hereof, including the loan proceeds available to us as described above, we believe that we will have adequate cash reserves and available lines of credit after construction is completed and payment of the remaining amounts to GreenWay so that we can fund our operations and service our debt until such time as we receive revenues from sales of our ethanol and co-products.
     As of June 30, 2006, we have used all funds remaining from our equity financings. Current and remaining operating expenses, including all remaining construction costs will be paid for with the proceeds from our loan agreements. We anticipate that we have sufficient funds available from our loan agreements to meet our working capital requirements for the next 12 months.
     Construction Loan Agreements
     In December 2005, we entered into a construction loan agreement with a bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the plant. The construction loan agreement requires us to maintain certain financial ratios and meet certain non-financial covenants. The loan agreement is secured by substantially all of our assets and includes the terms as described below.
     Construction Loan
     The construction loan agreement provides for a construction loan for up to an amount of approximately $55,212,000 with a loan termination date of April 16, 2007. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.6% at June 30, 2006. The agreement calls for interest only payments to be made every three months beginning March 2006 through the loan termination date.
     At the loan termination date, all principal and unpaid interest will be paid out through three term notes each with specific interest rates and payments terms as described in the construction loan agreement.
     The first of the three notes is a Fixed Rate Note in the amount of approximately $27,606,000 with interest payments made on a quarterly basis and charged at fixed rate of 3.0% over LIBOR on the date of the construction loan termination date. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to October 2011, with a final principal payment of approximately $17,000,000 at January 2012.
     The second term note is referred to as the Variable Rate Note and is in the amount of approximately $17,606,000. Interest will be charged at a variable rate of 3.4% over the three-month LIBOR rate.
     The third term note, the Long-Tern Revolving Note, in the amount of approximately $10,000,000, will be charged interest at a variable rate of 3.4% over the one-month LIBOR rate. The agreement calls for payments of approximately $1,005,000 to be made each quarter with amounts allocated to the term notes in the following manner: 1) to accrued interest on the Long-Term Revolving Note, 2) to accrued interest on the Variable Rate Note, and 3) to the principal balance on the Variable Rate Note.
     All unpaid amounts on the three term notes are due and payable in April 2012. The outstanding borrowings on the construction loan at June 30, 2006 is $1,164,000.
     We are subject to a number of covenants and restrictions in connection with this loan, including:
•	Providing the bank with current and accurate financial statements;

•	Maintaining certain financial ratios, minimum net worth, and working capital;

•	Maintaining adequate insurance;

•	Make, or allow to be made, any significant change in our business or tax structure; and

•	Limiting our ability to make distributions to members.
     The construction loan agreement also contains a number of events of default, that, if any of which were to occur, would give the bank certain rights, including but not limited to:
•	declaring all the debt owed to the bank immediately due and payable; and

•	taking possession of all of our assets, including any contract rights.
     The bank could then sell all of our assets or business and apply any proceeds to repay their loans. We would continue to be liable to repay any loan amounts still outstanding.
Revolving Line of Credit
     We entered into a $3,500,000 line of credit agreement with a bank, subject to certain borrowing base limitations, through December 2006. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.6% at June 30, 2006. There were no outstanding borrowings at June 30, 2006.
Interest Rate Swap Agreement
     The construction loan agreement provides for us to enter into interest rate swap contracts for up to approximately $2,800,000. In December 2005, we entered into an interest rate swap transaction that effectively fixes the interest rate at 8.08% on approximately $27.6 million of the outstanding principal of the construction loan. The interest rate swap was not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are recorded as either a gain or loss from non-designated hedging activities. For the quarter ended June 30, 2006 and the six months ended June 30, 2006, there were no net settlements, and market value adjustments resulted in a gain from non-designated hedging activities of approximately $303,000 and $706,664, respectively.
Letters of Credit
     The construction loan agreement provides for up to $1,000,000 in letters of credit with the bank to be used for any future line of credit requested by a supplier to the plant. All letters of credit are due and payable at the loan termination date in April 2007. The construction loan agreement provides for us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of June 30, 2006, we have one outstanding letter of credit for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
     As part of the construction loan agreement, we entered into three separate subordinated debt agreements totaling approximately $5,252,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of June 30, 2006, the outstanding amounts on these loans was $5,525,000.
     As of June 30, 2006 we have spent approximately $54,645,000 in construction and related costs on the plant construction. We anticipate that capital expenditures for the remainder of 2006 will be approximately $44,355,000 to complete our plant. We do not anticipate any other material expenditures over the next year.
Grants
     We have received a grant from Ag Products Utilization Council grant in the amount of $150,000 which was used in 2005 and 2004 for general business expenses, including legal and accounting. We also received a grant from the North Dakota Lignite Council in the amount of $350,000. This grant requires a portion of the proceeds to be repaid over a period of 10 years at $22,000 per year and the remainder to be forgiven upon the fulfillment of certain conditions.

Fuel Tax Incentive Program
     We have received written assurance from the North Dakota Department of Commerce that our plant will qualify for North Dakota’s fuel tax fund incentive program once ethanol production begins. Ethanol plants constructed after July 31, 2003 are eligible for incentives. Under the program, each fiscal quarter eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum. Because we cannot predict the future prices of corn and ethanol, we cannot predict whether we will receive any funds in the future. The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price averages as calculated in number 1 and number 2 below:
     1. Corn Price:
a.	For every cent that the average quarterly price per bushel of corn exceeds $1.80, the state shall add to the amounts payable under the program $.001 multiplied by the number of gallons of ethanol produced by the facility during the quarter.

b.	If the average quarterly price per bushel of corn is exactly $1.80, the state shall not add anything to the amount payable under the program.

c.	For every cent that the average quarterly price per bushel of corn is below $1.80, the state shall subtract from the amounts payable under the program $.001 multiplied by the number of gallons of ethanol produced by the facility during the quarter.
     2. Ethanol Price:
a.	For every cent that the average quarterly rack price per gallon of ethanol is above $1.30, the state shall subtract from the amounts payable under the program $.002 multiplied by the number of gallons of ethanol produced by the facility during the quarter.

b.	If the average quarterly price per gallon of ethanol is exactly $1.30, the state shall not add anything to the amount payable under the program.

c.	For every cent that the average quarterly rack price per gallon of ethanol is below $1.30, the state shall add to the amounts payable under the program $.002 multiplied by the number of gallons of ethanol produced by the facility during the quarter.
     Under the program, no facility may receive payments in excess of $10 million. If corn prices are low compared to historical averages and ethanol prices are high compared to historical averages, we will receive little or no funds from this program.
Tax Credit for Investors
     In addition, we believe our investors are eligible for a tax credit against North Dakota state income tax liability. On May 3, 2004, we were approved for the North Dakota Seed Capital Investment Tax Credit. In 2005, North Dakota revised its tax incentive programs and adopted the Agricultural Commodity Processing Facility Investment Tax Credit. We were grandfathered into the new program and do not need to meet the new conditions to qualify for the tax credit. The amount of credit for which a taxpayer may be eligible is 30% of the amount invested by the taxpayer in a qualified business during the taxable year.
     The maximum annual credit a taxpayer may receive is $50,000 and no taxpayer may obtain more than $250,000 in credits over any combination of taxable years. In addition, a taxpayer may claim no more than 50% of the credit in a single year and the amount of the credit allowed for any taxable year may not exceed 50% of the tax liability, as other wise determined. Credits may carry forward for up to five years after the taxable year in which the investment was made.
     Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements that have or are reasonable likely to have a current or future affect on our financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations
We have the following contractual obligations as of June 30, 2006:

	Payments Due by Period
		Less than 1		More than
Contractual Obligations	Total	Year	1-3 Years	5 Years
Purchase Option(1)	$76,000,000	$51,276,000	0	0
Total Contractual obligations	$76,000,000	$51,276,000	0	0

(1)	Relates to our contract with Fagen. As of June 30, 2006, we have already paid approximately $26,724,000.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations will be exposed to market risks primarily as a result of changes in interest rates and commodity prices. We do not intend to use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
We expect to be exposed to market risk from changes in interest rates when we begin to draw upon our existing debt facilities. As of June 30, 2006, we have outstanding debt of $6,689,040. We expect that we will incur significant debt in the near future as our plant construction proceeds and we need additional capital. Exposure to interest rate risk results from holding our credit agreements.
We expect to use debt to finance a significant amount of our expenditures in 2006. These agreements will expose us to market risk related to changes in interest rates.
Commodity Price Risk
We also expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and coal in the ethanol production process, and the sale of ethanol. We will seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. In practice, as markets move, we will actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions will accomplish an economic hedge against our future purchases, they likely will not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We intend to use fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. For example, we would generally expect that a 10% increase in the cash price of corn would produce a $100,000 increase in the fair value of our derivative instruments. Whereas a 10% decrease in the cash price of corn would likely produce a $100,000 decrease in the fair value of our derivatives.
The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of June 30, 2006, we had no derivative instruments for corn and ethanol. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.
To manage our corn price risk, our hedging strategy will be designed to establish a price ceiling for our corn purchases. We intend to take a net long position on our exchange traded futures and options contracts, which should allow us to offset increases or decreases in the market price of corn. The upper limit of loss on our futures contracts will be the difference between the futures price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts will be limited to the amount of the premium we paid for the option.
We estimate that our expected corn usage will be approximately 18 million bushels per year for the production of 50 million gallons of ethanol. As of June 30, 2006, we have no cash, futures, and option contract price protection for our expected corn usage through December 31, 2006. Once we commence operations, we intend to contract for price protection for our corn usage. As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.
We intend to manage our ethanol price risk by setting a hedging strategy designed to establish a price floor for our ethanol sales. At present, the price of ethanol has increased. In the future, we may not be able to sell ethanol at a favorable price relative to gasoline prices, we also may not be able to sell ethanol at prices equal to or more than our current price. This would limit our ability to offset our costs of production.
To manage our ethanol price risk, Renewable Products Marketing Group will have a percentage of our future production gallons contracted through fixed price contracts, ethanol rack hedges and gas plus hedges. We communicate closely with Renewable Products Marketing Group to ensure that they are not over marketing our group’s ethanol volume by updating them continuously on the estimated startup date for our operation which is currently November 2006. As ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on energy market movements, crop prospects and weather, any price protection positions may cause short-term adverse effects but are expected to produce long-term positive growth for the Company.
To manage our coal price risk, we entered into a Coal Purchase Agreement with our supplier to supply us with coal, fixing the price at which we purchase coal. The price of coal has risen substantially over the last several months and our strategy is to purchase coal based on our operating assumptions once the plant is operational.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2006 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits
     a. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     b. Reports in Form 8-K.
Current report on Form 8-K, dated August 29, 2006, announcing the resignation of the Interim Chief Financial Officer, the employment of a Chief Financial Officer and the appointment of the General Manager to the position of President and Chief Executive Officer

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC
Date: September 15, 2006	By:	/s/ Mick J. Miller
Mick J. Miller
President and Chief Executive Officer