Form 10-Q
period 2006-09-30
RED TRAIL ENERGY, LLC
filed 2006-11-16
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
As of November 1, 2006, the Company has issued 40,373,970 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
SEPTEMBER 30, 2006

i

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements (Unaudited)
RED TRAIL ENERGY, LLC
(A Development Stage Company)
BALANCE SHEET

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$41,759	$19,043,811
Derivative instrument	353,321	—
Prepaid expenses	13,699	25,345

Total current assets	408,779	19,069,156

PROPERTY AND EQUIPMENT
Land	300,602	300,602
Office Equipment	78,696	—
Land Improvements	6,022	—
Buildings	313,295	—
Construction in progress	69,733,116	16,647,583

	70,431,731	16,948,185
Less Accumulated Depreciation	4,251	—

Total property and equipment, net	70,427,480	16,948,185

OTHER ASSETS
Debt issuance costs, net of amortization	1,022,365	955,238

Total other assets	1,022,365	955,238

Total Assets	$71,858,624	$36,972,579

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long term debt	$944,850
Accounts payable	6,863,836	$7,971,436
Accrued expenses	126,323	9,497
Market value — interest rate swap	147,874	277,952

Total current liabilities	8,062,521	8,258,885

Long-term debt	28,888,677	—

Members’ Equity	34,907,426	28,713,694

Total Liabilities and Members’ Equity	$71,858,624	$36,972,579

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From
					Inception
			Nine Months	Nine Months	July 16, 2003
	Qtr Ended	Qtr Ended	Ended	Ended	to
	September	September	September	September	September 30,
	30, 2006	30, 2005	30, 2006	30, 2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—	$—

Operating Expenses	406,079	115,016	808,837	321,821	3,750,168

Operating Loss	(406,079)	(115,016)	(808,837)	(321,821)	(3,750,168)

Other Income (Expense)
Grant income	—	—	—	50,000	150,000
Gain (loss) from non-designated hedging derivatives	(623,306)	—	83,358	—	(194,553)
Interest income	735	181,921	179,546	339,578	814,706

Total other income, net	(622,571)	181,921	262,904	389,578	770,153

Net Income (Loss)	$(1,028,650)	$66,905	$(545,933)	$67,757	$(2,980,015)

Weighted Average Units Outstanding	40,375,973	31,497,630	39,375,382	21,510,089	13,981,925

Net Income (Loss) Per Unit	$(.03)	$.00	$(.01)	$.00	$(.21)

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	From Inception
	Ended	Ended	July 16, 2003 to
	September 30,	September 30,	September 30,
	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(545,933)	$67,757	$(2,980,015)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,251	—	4,251
Unrealized loss on derivative instruments	46,679	—	46,679
Amortization of unearned compensation	—	—	56,825
(Gain) loss from non-designated hedging activities	(130,078)	—	147,874
Changes in assets and liabilities
Derivative instruments	(400,000)	—	(400,000)
Prepaid expenses	11,646	—	(13,699)
Accounts payable	(1,367,062)	(892)	6,604,374
Accrued expenses	116,826	4,162	126,323

Net cash provided by (used in) operating activities	(2,263,671)	71,027	3,592,612

Cash Flows from Investing Activities
Capital expenditures	(52,745,500)	(866,281)	(69,693,685)

Net cash used in investing activities	(52,745,500)	(866,281)	(69,693,685)

Cash Flows from Financing Activities
Payments for deferred offering costs	—	(3,353)	(107,315)
Payments for debt issuance costs	(545,865)	(73,000)	(1,501,103)
Proceeds from long-term debt	29,833,527	—	29,833,527
Proceeds from stock subscriptions held in escrow	—	—	25,983,452
Member contributions	6,719,457	29,483,309	11,934,271

Net cash provided by financing activities	36,007,119	29,406,956	66,142,832

Net Increase (Decrease) in Cash and Equivalents	(19,002,052)	28,611,702	41,759

Cash and Equivalents — Beginning of Period	19,043,811	136,346	—

Cash and Equivalents — End of Period	$41,759	$28,748,048	$41,759

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt issuance costs included in accounts payable	$6,000	$—	$6,000

Capital expenditures included in accounts payable	$6,662,492	$32,036	$6,662,492

Stock subscriptions held in escrow converted to member contributions	$—	$29,483,309	$25,983,452

Member unit subscriptions	$—	$—	$33,550

Issuance of restricted shares	$—	$—	$56,825

Notes to Financial Statements are an integral part of this Statement.

Red Trail Energy, LLC
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006 (Unaudited) and December 31, 2005 (Audited)
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
Nature of Business
Red Trail Energy, LLC (a North Dakota Limited Liability Company), was organized to pool investors to build a 50 million gallon annual production ethanol plant near Richardton, North Dakota. Construction began in 2005 with an anticipated completion date of November 2006. As of September 30, 2006, the Company is in the development stage with its efforts being principally devoted to organizational activities and plant construction.
Fiscal Reporting Period
The Company adopted a fiscal year ending December 31 for reporting financial operations.
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from those estimates.
Cash
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates the fair value.
The Company maintains its accounts at various financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At September 30, 2006 and December 31, 2005, the Company’s deposits exceeded insurance coverage by approximately $0 and $18.9 million, respectively.
Derivative Instruments
The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchases or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal purchases are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133.

In order to reduce the risk caused by market fluctuations, the Company enters into corn purchases with options, futures and swap agreements. These contracts are used to fix the purchase price of the Company’s anticipated requirements of corn in production activities. The fair value of these contracts is based on quoted prices in active exchanged-traded or over-the-counter markets. The fair value of the derivatives is continually subject to changes due to the changing market conditions. The Company does not formally designate these instruments as hedges and, therefore, marks these instruments to market on a monthly basis.
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Once assets are placed in service, which is anticipated to be in November 2006, depreciation is provided over their estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company had incurred substantial consulting, permitting and other pre-construction services related to building its plant facilities. Due to the substantial uncertainties regarding the Company’s ability to proceed with the ultimate facility construction until the Company had raised debt and equity financing, the Company expensed these pre-construction costs as incurred.
Debt Issuance Costs
Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Amortization expense for September 2006 was $16,911 which is included in construction in progress.
Deferred Offering Costs
The Company defers the costs incurred to raise equity financing until that financing occurs. At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received or, if the financing does not occur, they will be expensed. As of April 6, 2005, the minimum equity has been raised and these costs have been netted against the proceeds received.
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
Equity-Based Compensation
Prior to 2006, the Company accounted for equity-based compensation utilizing the fair value recognition provisions of SFAS No. 123. Under SFAS No. 123, equity-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation.” Among other items, SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first interim or annual reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro-forma disclosures made in accordance with SFAS 123. The Company adopted SFAS 123R during its interim reporting period beginning January 1, 2006.
Prior to 2006, the Company utilized a standard option pricing model, such as Black-Scholes, to measure the fair value of stock options granted to employees. The following assumptions were used to estimate the fair value of the options outstanding: dividend yield and expected volatility of 0%, risk free rate of 2%, and expected lives of 3 years.
Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the straight-line attribution method. Under this method, the Company recognizes compensation cost related to service-based awards ratably over a single requisite service period.
Leases
The Company accounts for leases utilizing the standards established in the Financial Accounting Standards Board (FASB) Statement #13. This standard lists four criteria that establishes if a lease is a capital lease or an operating lease.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. No such liabilities have been identified as of September 30, 2006.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
2. DEVELOPMENT STAGE ENTERPRISE
The Company was formed on July 16, 2003 to have a perpetual life. The Company was initially capitalized by conducting a private placement with its founding members who were also its first governors. The founding members contributed $1,200,000 ($1.00 per unit) of seed capital in exchange for 1,200,000 Class A Membership Units. During January 2004, the Company approved a 3 for 1 split on these founding Membership Units, effectively issuing 3,600,000 Class A Membership Units for approximately $0.33 per unit. All references in the financial statements and notes to the number of units outstanding and per unit amounts of the Company’s Class A Membership Units reflect the effect of the unit split for all periods presented. The proceeds from this offering were used to pay for organizational, permitting and other development costs.
Income and losses are allocated to all members based upon their respective percentage units held. Only one class of membership units is outstanding or authorized. See Note 6 for further discussion of members’ equity and rights of holders of membership units.

3. DERIVATIVE INSTRUMENTS
At September 30, 2006, the Company has recorded an asset for derivative instruments related to a corn put option purchased at $400,000 with a September 30, 2006 value of approximately $353,000. The open position at September 30, 2006 is not designated as a cash flow or fair value hedge. The Company has recorded a loss of approximately $47,000 related to its derivative instrument for the three and nine months ended September 30, 2006.
The Company has derivative instruments in the form of interest rate swaps in an agreement associated with bank financing. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging derivatives. See Note 5.
4. CONSTRUCTION IN PROGRESS
Amounts included in construction in progress are as follows:

	September 30, 2006	December 31, 2005
Construction Costs	$66,089,693	$15,516,973
Rail infrastructure and development	2,609,654	1,026,124
Water wells	556,314	4,678
Other costs	447,505	99,808

	$69,733,116	$16,647,583

5. BANK FINANCING
Long-term debt consists of the following:

September 30, 2006

Construction loan agreement payable to bank, see below	$23,894,106
Revolving line of credit payable to bank, see below	404,176
Subordinated notes payable, see below	5,525,000
Capital lease obligation, see below	10,245

Totals	$29,833,527
Less amounts due within one year	944,850

Totals	$28,888,677

The estimated maturities of long-term liabilities at September 30, 2006 are as follows:

2007	$944,850
2008	2,001,551
2009	2,161,305
2010	2,327,791
2011	2,507,101
Thereafter	19,890,929

Total long-term liabilities	$29,833,527

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

Construction Loan
The Credit Agreement provides for a construction loan for up to an amount of approximately $55,212,000 with a loan termination date of April 16, 2007. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.73% at September 30, 2006. The agreement calls for interest only payments to be made every three months beginning March 2006 through the loan termination date. As of September 30, 2006, the Company has advanced approximately $23,900,000 on this loan.
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
All unpaid amounts on the three term notes are due and payable in April 2012. The Company has outstanding borrowings on the construction loan of approximately $23,900,000 as of September 30, 2006. The Company has incurred interest expense of approximately $365,000 which is included in construction in progress.
Revolving Line of Credit
The Company entered into a $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through December 2006. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.73% at September 30, 2006. The Company has outstanding borrowings on the revolving line of credit of approximately $404,000 as of September 30, 2006. The Company has incurred interest expense of approximately $5,000 which is included in construction in progress.
Interest Rate Swap Agreement
The Credit Agreement provides for the Company to enter into interest rate swap contracts for up to approximately $2.8 million. In December 2005, the Company entered into an interest rate swap transaction that effectively fixes the interest rate at 8.08% on approximately $27.6 million of any outstanding principal of the Fixed Rate Note.
The interest rate swap was not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are charged to interest expense. For the three and nine month period ended September 30, 2006, there were no net settlements, and market value adjustments resulted in a loss of approximately $577,000 and a gain of approximately $130,000 respectively, from non-designated hedging derivative letters of credit.
Letters of Credit
The Credit Agreement provides for up to $1,000,000 in letters of credit with the bank. All letters of credit are due and payable at the loan termination date in April 2007. The agreement provides for the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of September 30, 2006, the Company had one outstanding letter of credit of approximately $137,000 for capital expenditures for gas services with Montana-Dakota Utilities Co.

Subordinated Debt
As part of the Credit Agreement, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 10.73% at September 30, 2006) and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding quarterly with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The outstanding balance on these loans is $5,525,000 as of September 30, 2006. The Company has incurred interest expense of approximately $186,000 which is included in construction in progress.
In September 2006, the Company entered into an agreement for office equipment under a long-term capital lease agreement valued at $10,245. The contract requires monthly payments of approximately $200 over a period of five years.
6. MEMBERS’ EQUITY
The Company prepared and filed a Registration Statement with the State of North Dakota during fiscal 2004. The Offering was for up to 40,000,000 Class A Membership Units available for sale at $1.00 per unit. The minimum purchase requirement was 10,000 units for a minimum investment of $10,000. Thereafter, additional units were available for purchase in 1 unit increments for sale at $1.00 per unit. The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions.
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
In August 2003, the Company granted an independent contractor an option to purchase up to 62,500 Class A Membership Units at $0.10 per unit. The options vested at the completion of the duties as specified by the project coordinator agreement. At September 30, 2006, these options have been exercised for a purchase of the full 62,500 units for aggregate proceeds of $6,250.
In September 2006, the Company issued equity-based compensation of restricted Class A Membership Units to consultants for services rendered. The units begin vesting after three years of service and are fully vested after ten years of service. The Company recognizes the related costs under these agreements using the straight-line attribution method over the grant period and the current fair value unit price. Compensation expense for the quarter ending September 30, 2006 is approximately $20,000. No compensation expense was recorded for the quarter ending September 30, 2005.
7. GRANTS
The Company has been awarded four grants. It has been awarded an Ag Products Utilization Council grant in the amount of $150,000 to be used for general business expenses, including legal and accounting. All proceeds from this grant were received in 2005 and 2004.

In May 2006, the Company entered into a contract with the State of North Dakota through its Industrial Commission for a Lignite Grant not to exceed $350,000. In order to receive the proceeds, the Company must construct a 50 million-gallon-per-year ethanol plant located in North Dakota that utilizes clean lignite technologies in the production of ethanol. The Company must also provide the Industrial Commission with specific reports in order to receive the funds. After the first year of operation, the Company will be required to repay a portion of the proceeds in annual payments of $22,000 over 10 years. These payments could increase based on the amount of lignite the Company is using as a percentage of primary fuel. Subsequent to quarter end, the Company received a payment of $100,000.
In September 2006, the Company finalized a training program agreement with Job Service North Dakota. This program provides an incentive to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training new employees. The Company may receive up to $169,813 over ten years. No proceeds from this grant had been received as of September 30, 2006.
8. COMMITMENTS AND CONTINGENCIES
Design Build Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $99,000,000. The Company signed a Design-Build Agreement with Fagen, Inc. in September 2005 to design and build the ethanol plant at a total contract price of approximately $76,000,000.
Consulting Contracts
In August 2003, the Company entered into a contract with an individual to provide project coordination services for approximately $70,000 per year in connection with the construction of the Company’s plant. Either party may terminate this agreement upon default or thirty days written notice. In 2005, this individual became a member of the Company through the purchase of units and as a result of exercising options received under this consulting agreement in January 2006. Total costs paid to this member totaled $182,000 and $169,000 at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, this agreement has been terminated.
In December 2003, the Company entered into a contract with a consulting firm to provide project coordination and development services in connection with the design, construction and initial operation of the Company’s plan for $3,050,000. Either party upon a default of the other may terminate this agreement.
In December 2003, the Company entered into a contract with a consulting firm to provide management services related to the Company’s plant. For these services, the Company will pay the consultant $200,000 per year, reimburse the consultant for the salary and benefits of a General Manager and Plant Manager, as well as pay 4% of the Company’s pre-tax net income once the plant is in compliance with the engineer’s performance standard, except for the reimbursement of the salary and benefits of the General Manager and Plant Manager, which began in June 2006. Either party may terminate this agreement upon a default of the other after thirty days written notice.
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
In March 2006, the Company entered into a ten year contract with Southwest Water Authority to purchase raw water. The contract includes a renewal option for successive periods not to exceed ten years. Additionally, the contract requires the Company to make an $80,000 prepayment to be held in escrow for a minimum of three years after which $40,000 may be applied toward their water bill. The base rate for raw water shall be $0.72 per each one thousand gallons of water. The base rate may be adjusted annually by the State Water Commission. Subsequent to quarter end, the Company made the $80,000 prepayment.
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
Marketing Agreements
The Company entered into a Distillers Grain Marketing Agreement with Commodity Specialist Company (CSC) in March 2004, for the sale and purchase of distillers dried grains. The contract is an all output contract with a term of one year from start-up of production of the plant and continuing thereafter until terminated by either party after ninety days notice. CSC receives a 2% fee based on the sales price per ton sold with a minimum fee of $1.35 per ton and a maximum fee of $2.15 per ton.
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
Coal Purchase Contract
The Company entered into a contract in March 2004 with General Industries, Inc. d/b/a Center Coal Company (CCC) for the purchase of lignite coal. The term of the contract is for ten years from the commencement date agreed upon by the parties. The Company will pay CCC $17.35 per ton of coal delivered beginning in 2005 plus/minus a fuel adjustment amount for delivery costs. The price per ton of coal delivered increases each year by approximately $0.05 per ton. The fuel adjustment is based on the market price of fuel. As of September 30, 2006, the Company has not purchased any coal from CCC.
Grain Origination Contract
The Company entered into a grain origination contract with New Vision Coop (NVC) in April 2004 for grain origination and related services. The term of the contract is three years from its start date, unless extended through an amendment. However, either party may cancel the contract by providing sixty days’ written notice to the other party. The Company shall pay NVC a development fee of $25,000 upon completion of construction. Thereafter, the fee will be $0.005 per bushel for all grain delivered by rail, with no fee for grain transported by truck.
Corn procurement costs may be minimized through the use of corn futures, call options and put options. The Company will pay NVC an incentive fee of 10% for profits earned through the use of these financial instruments.
Rail Track Design
The Company entered into a railroad construction agreement with R & R Contracting, Inc. in November 2005. The agreement includes the engineering, site excavation, materials and track construction. The track is expected to be completed by November 2006. The total costs of the rail track will be approximately $2,800,000. At September 30, 2006, the Company had made payments of approximately $1,567,000.
Leases
The Company entered into an operating lease in July 2006 for the lease of a locomotive. The term of the contract is for a period of five years commencing upon delivery. The Company will pay lessor $75 per day or $2,250 per month. As of September 30, 2006, the locomotive had not been delivered.

PART 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We maintain our accounts at various financial institutions. At times throughout the year, our cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At September 30, 2006 and December 31, 2005, our deposits exceeded insurance coverage by approximately $0 and $18.9 million, respectively.
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
Debt Issuance Costs
Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. If any other method is used it could change the income of the Company.
Deferred Offering Costs
We defer the costs incurred to raise equity financing until the financing occurs. At such time as the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed. If the Company had not reached their equity financing, they would have incurred an additional $107,315 of expenses.
Income Taxes
We are treated as a partnership for federal and state income tax purposes and generally do not incur income taxes. Instead, our earnings or losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements.
Organization and Start Up Costs
We expense all organizational and start up costs as incurred.
Derivative Instruments
We have derivative instruments in the form of interest rate swaps in an agreement associated with bank financing. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging activities. Significant increases in the variable rate could greatly affect the operations of the Company.
We have entered into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn purchases and forward corn purchase contracts. We do not typically enter into derivative instruments other than for non-designated hedging purposes. All derivative contracts are recognized on the September 30, 2006 balance sheet at their fair market value.
We seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to specific commodity purchases being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in gain (loss) from non-designated hedging activities. The immediate recognition of hedging gains and losses under the fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Summary
We were organized to pool investors to build a 50 million gallon annual production ethanol plant near Richardton, North Dakota. Construction began in 2005 with an anticipated completion date of November 2006. As of November 1, 2006, we are a development stage company and our efforts are principally devoted to organizational activities and plant development.
Results of Operations for the Three Months Ended September 30, 2006 and September 30, 2005 and the Nine Months Ended September 30, 2006 and September 30, 2005
The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended September 30, 2006 and September 30, 2005 and the nine months ended September 30, 2006 and September 30, 2005.

	Three Months		Three Months			Nine Months			Nine Months
	Ended September		Ended September			Ended September			Ended September
	30, 2006		30, 2005			30, 2006			30, 2005

	Amount	%	Amount	%		Amount	%		Amount	%

Revenues	$—		$—		$			$
Costs of Sales

Gross Margin

Operating expenses	406,079		115,016			808,837			321,821

Operating income (loss)	(406,079)		(115,016)			(808,837)			(321,821)
Grant Income	—		—			—			50,000

Gain (loss) from non-designated hedging derivatives	(623,306)		—			83,358			—
Interest income	735		181,921			179,546			339,578

	(622,571)		181,921			262,904			389,578

Net Income	$(1,028,650)		$66,905			$(545,933)			$67,757

Results of Operations
We are a development stage company with no revenues or costs of sales as of September 30, 2006 or September 30, 2005. We intend to engage in the production and sale of fuel grade ethanol once our plant is operational, expected to be November 2006. We expect to be able to process approximately eighteen million bushels of corn into approximately fifty million gallons of ethanol. In addition, we intend to sell distillers grains, a principal co-product of the ethanol production process, which we will sell as distillers modified wet grains and distillers dried grains.
Revenues
We had no sales or revenues for the quarters ended September 30, 2006 and 2005, and for the nine months ended September 30, 2006 and 2005.
Cost of Sales
We had no costs of sales for the quarter ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005.
Operating Expenses
Our operating expenses were approximately $406,000, $115,000, $809,000 and $322,000 for the quarters ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, respectively. Our operating expenses increased by approximately $291,000 or 253% for the three month period and approximately $487,000 or 151% for the nine month period. These increases are primarily due to costs associated with starting construction on our plant, professional and consulting fees. In the quarter ended September 30, 2006, our material operating expenses were: 1) approximately $79,000 related to legal fees; 2) approximately $68,000 related to management fees; 3) approximately $76,000 related to salaries and payroll expenses; and 4) approximately $33,000 related to professional services. In the quarter ended September 30, 2005, our material operating expenses were: 1) approximately $12,000 related to marketing our company; 2) approximately $21,000 for project coordinator; and 3) approximately $42,000 in consulting services. In the nine months ended September 30, 2006, our material operating expenses were: 1) approximately $226,000 related to legal fees; 2) approximately $102,000 related to management fees; 3) approximately $172,000 related to accounting fees; and 4) approximately $105,000 related to salaries and payroll expenses. In the nine months ended September 30, 2005, our material operating expenses were: 1) approximately $62,000 related to marketing our company; 2) approximately $52,000 for project coordinator; and 3) approximately $93,000 in consulting services.

We believe that our operating expenses will increase significantly in 2006 and 2007 as a result of the completion of our plant, expected in November 2006, the preparation and training for the commencement of operations, and the registration of the membership units with the Securities and Exchange Commission.
Other Income, Net
The interest expense for the quarter and nine months ended September 30, 2006 was approximately $530,000 and $574,000, respectively, and is included in construction in progress. There was no interest expense for the quarter and nine months ended September 30, 2005.
Interest income was approximately $735, $182,000, $180,000 and $340,000 for the quarters ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, respectively. Interest income decreased for the quarter ending September 30, 2006 and 2005 and for the nine months ending September 30, 2006 and 2005 due to the decrease in proceeds from stock subscription being expended from construction of our plant. We do not expect to receive any significant interest income in 2006.
Gains (losses) from non-designated hedging derivatives are derived from investments in corn call options and an interest rate swap contract in an agreement associated with bank financing to effectively fix the interest rate on approximately $27,600,000 of our future debt at an interest rate of 8.08%. For the quarter and nine months ended September 30, 2006, there were no settlements, and market value adjustments resulted in a loss from non-designated hedging derivatives on the interest rate swap contract of approximately $577,000 and a gain of approximately $130,000, respectively. For the quarter and nine months ended September 30, 2006, there were no net settlements, and market value adjustments resulted in a loss from non-designated hedging derivatives of corn call options of approximately $47,000. We may recognize significant gains or losses in the near future in connection with our interest rate swap contract and corn call options.
Grant income was approximately $0, $0, $0 and $50,000 for the quarters ended September 30, 2006 and 2005, and the nine months ended September 30, 2006 and 2005, respectively. Grant income relates to the grant we were awarded from Ag Products Utilization Council in the amount of $150,000.
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
We expect to spend at least the next two months focused on plant construction and start-up operations. During this time, we expect to finalize the construction phase within budget, hire and train all plant personnel and operate the plant at the anticipated 50 million gallon per year production capacity efficiently. As of September 30, 2006, we paid approximately $56,913,000 to Fagen, Inc., our construction company, related to the construction of our plant. We expect to spend approximately $19,087,000 with Fagen, Inc. in the next three months to complete construction.
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
Liquidity and Capital Resources
Overview
As of September 30, 2006, we had total assets of approximately $71,859,000 consisting primarily of derivative instruments, financing costs and construction in progress. As of September 30, 2006, we had current liabilities of approximately $8,062,000 consisting primarily of accounts payable related to the construction of the plant. For the nine months ended September 30, 2006, cash used in operating activities was approximately $2,247,000, cash used in investing activities was approximately $52,746,000 and cash provided by financing activities was approximately $35,990,000. Since our inception, we have generated no revenue from operations. From our inception to September 30, 2006, we have accumulated a net loss of approximately $2,980,000 consisting primarily of start-up business costs.
As of September 30, 2006, we had material commitments related to our construction agreement with Fagen in the amount of approximately $76,000,000 and remaining material commitments related to our consulting agreement with GreenWay in the amount of approximately $1,520,000. As of September 30, 2006, we paid approximately $56,913,000 to Fagen from the proceeds from our equity financings. Based on our cash on hand as of the date hereof, including the loan proceeds available to us as described above, we believe that we will have adequate cash reserves and available lines of credit after construction is completed and payment of the remaining amounts to GreenWay so that we can fund our operations and service our debt until such time as we receive revenues from sales of our ethanol and co-products.
As of September 30, 2006, we have used all funds remaining from our equity financings. Current and remaining operating expenses, including all remaining construction costs will be paid for with the proceeds from our loan agreements. We anticipate that we have sufficient funds available, approximately $34,000,000 at September 30, 2006, from our loan agreements to meet our working capital requirements for the next 12 months.
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
Construction Loan
The construction loan agreement provides for a construction loan for up to an amount of approximately $55,212,000 with a loan termination date of April 16, 2007. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.73% at September 30, 2006. The agreement calls for interest only payments to be made every three months beginning March 2006 through the loan termination date.
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
All unpaid amounts on the three term notes are due and payable in April 2012. The outstanding borrowings on the construction loan at September 30, 2006 is $23,900,000.
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
The construction loan agreement also contains a number of events of default, which if any of which were to occur, would give the bank certain rights, including but not limited to:
•	declaring all the debt owed to the bank immediately due and payable; and

•	taking possession of all of our assets, including any contract rights.
The bank could then sell all of our assets or business and apply any proceeds to repay their loans. We would continue to be liable to repay any loan amounts still outstanding.
Revolving Line of Credit
We entered into a $3,500,000 line of credit agreement with a bank, subject to certain borrowing base limitations, through December 2006. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.73% at September 30, 2006. The Company has outstanding borrowings on the revolving line of credit of approximately $404,000 as of September 30, 2006.
Interest Rate Swap Agreement
The construction loan agreement provides for us to enter into interest rate swap contracts for up to approximately $2,800,000. In December 2005, we entered into an interest rate swap transaction that effectively fixes the interest rate at 8.08% on approximately $27.6 million of the outstanding principal of the construction loan. The interest rate swap was not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are recorded as a gain or loss from non-designated hedging activities. For the quarter ended September 30, 2006 and the nine months ended September 30, 2006, there were no net settlements, and market value adjustments resulting in a loss of approximately of $577,000 and a gain of approximately $130,000, respectively.
Letters of Credit
The construction loan agreement provides for up to $1,000,000 in letters of credit with the bank to be used for any future line of credit requested by a supplier to the plant. All letters of credit are due and payable at the loan termination date in April 2007. The construction loan agreement provides for us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of September 30, 2006, we have one outstanding letter of credit for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the construction loan agreement, we entered into three separate subordinated debt agreements totaling approximately $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of September 30, 2006, the outstanding amounts on these loans was $5,525,000.
As of September 30, 2006 we have spent approximately $70,131,000 in construction and related costs on the plant construction. We anticipate that capital expenditures for the remainder of 2006 will be approximately $28,869,000 to complete our plant. We do not anticipate any other material expenditures over the next year.
Grants
We have been awarded a grant from Ag Products Utilization Council in the amount of $150,000 which was used in 2005 and 2004 for general business expenses, including legal and accounting. We also received a grant from the North Dakota Lignite Council in the amount of $350,000. This grant requires a portion of the proceeds to be repaid over a period of 10 years at $22,000 per year and the remainder to be forgiven upon the fulfillment of certain conditions. Subsequent to quarter end, we received a payment of $100,000.
We have entered into an agreement with Job Service North Dakota for a new jobs training program. This program provides incentives to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training. The Company will receive up to $169,813 over ten years.
In additional to the Job Services North Dakota training program, the Company entered into a contract on October 2, 2006 with Job Service North Dakota for the Workforce 20/20 program. The program assists North Dakota employers in training and upgrading workers’ skills. The Company will receive up to $29,250.
Fuel Tax Incentive Program
We have received written assurance from the North Dakota Department of Commerce that our plant will qualify for North Dakota’s fuel tax fund incentive program once ethanol production begins. Ethanol plants constructed after July 31, 2003 are eligible for incentives. Under the program, each fiscal quarter eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum. Because we cannot predict the future prices of corn and ethanol, we cannot predict whether we will receive any funds in the future. The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price average as calculated in number 1 and number 2 below:
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
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on our financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
We have the following contractual obligations as of September 30, 2006:

	Payments Due by Period
		Less than 1		More than
	Total	Year	1-3 Years	5 Years
Contractual Obligations
Purchase Option(1)	$76,000,000	$20,087,000	0	0
Total Contractual obligations	$76,000,000	$20,087,000	0	0

(1)	Relates to our contract with Fagen. As of September 30, 2006, we have already paid approximately $56,913,000.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations will be exposed to market risks primarily as a result of changes in interest rates and commodity prices. We do not intend to use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
We expect to be exposed to market risk from changes in interest rates when we begin to draw upon our existing debt facilities. As of September 30, 2006, we have outstanding debt of $24,298,000 with First National Bank of Omaha. We expect that we will incur significant debt in the near future as our construction on our plant proceeds and we need additional capital. Exposure to interest rate risk results from holding our credit agreements.
We expect to use debt to finance a significant amount of our expenditures in 2006. These agreements will expose us to market risk related to changes in interest rates.
Commodity Price Risk
We also expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and coal in the ethanol production process and the sale of ethanol. We will seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. In practice, as markets move, we will actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions will accomplish an economic hedge against our future purchases, they likely will not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We intend to use fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. For example, we would generally expect that a 10% increase in the cash price of corn would produce a $100,000 increase in the fair value of our derivative instruments. Whereas a 10% decrease in the cash price of corn would likely produce a $100,000 decrease in the fair value of our derivatives.
The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of September 30, 2006, we had a $400,000 investment in derivative instruments for corn valued at approximately $353,000 and no derivative instruments for ethanol. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.
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
We estimate that our expected corn usage will be approximately 18 million bushels per year for the production of 50 million gallons of ethanol. As of September 30, 2006, we have option contract price protection for our expected corn usage through the first forty days of operation. Once we commence operations, we intend to continue to contract for price protection for our corn usage. As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2006 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits
a. Exhibits

10.32	New Jobs Loan Agreement dated September 11, 2006 by and between the Company and Job Service North Dakota

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
b. Reports in Form 8-K.
October 19, 2006 regarding amendment to construction loan agreement with First National Bank of Omaha and entry into Security Agreement and Deposit Account Control Agreement with Bremer Bank

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC
Date: November 15, 2006	By:	/s/ Mick J. Miller
Mick J. Miller
President and Chief Executive Officer