Form 10-Q
period 2007-03-31
RED TRAIL ENERGY, LLC
filed 2007-05-15
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM      TO
COMMISSION FILE NUMBER: 000-52033
RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

NORTH DAKOTA	76-0742311
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 15, 2007, the Company has issued 40,373,970 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
MARCH 31, 2007

Page
PART I — FINANCIAL INFORMATION	1

Item 1. Condensed Financial Statements (Unaudited)	1

Condensed Balance Sheets	1

Condensed Statements of Operations	2

Condensed Statements of Cash Flows	3

Notes to Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Cautionary Statement Regarding Forward-Looking Statements	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION	21

Item 6. Exhibits	21

SIGNATURES	22

CERTIFICATIONS
Long Term Revolving Note
Variable Rate Note
Fixed Rate Note
Coal Sales Order
Coal Sales Order
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certification
Section 906 Certification

i

PART I — FINANCIAL INFORMATION
Item 1. – Financial Statements (Unaudited)
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$2,552,590	$421,722
Accounts receivable	3,214,494	—
Derivative instrument	37,512	320,341
Prepaid expenses	77,275	63,782
Inventory	6,705,251	3,956,129

Total current assets	12,587,122	4,761,974

PROPERTY AND EQUIPMENT
Land	300,602	300,602
Equipment	73,468,072	151,851
Land improvements	8,062,442	—
Buildings	5,312,996	313,295
Construction in progress	—	83,290,008

	87,144,112	84,055,756
Less accumulated depreciation	1,433,322	16,016

Total property and equipment, net	85,710,790	84,039,740

OTHER ASSETS
Debt issuance costs, net of amortization	928,364	982,574
Deposits	80,000	80,000

Total other assets	1,008,364	1,062,574

Total Assets	$99,306,276	$89,864,288

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$2,910,099	$2,909,228
Accounts payable	9,823,934	4,437,601
Accrued expenses	1,380,629	2,323,476
Market value – interest rate swap	198,023	110,935

Total current liabilities	14,312,685	9,781,240

OTHER LIABILTIIES
Contracts payable	275,000	275,000

Long-term debt, net of current maturities	50,016,195	46,878,960

MEMBER’S EQUITY	34,702,396	32,929,088

Total Liabilities and Members’ Equity	$99,306,276	$89,864,288

Notes to Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$18,934,975	$—
Cost of goods sold	15,118,165	—

Gross Profit	3,816,810	—
General and administrative expenses	847,796	156,235

Operating income (loss)	2,969,014	(156,235)

Other Income (Expense)
Grant income	27,750	—
Unrealized gain (loss) on derivative instruments	(87,088)	403,713
Interest expense	(1,149,528)	—
Interest income	9,229	141,018
Other	3,931	—

Total other income (expense)	(1,195,706)	544,731

Net Income	$1,773,308	$388,496

Weighted Average Units Outstanding	40,373,970	37,340,846
Net Income Per Unit – basic and diluted	$.04	$.01

Notes to Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$1,773,308	$(388,496)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,417,306	—
Amortization	54,210	—
Non-cash compensation	5,000	—
Unrealized gain (loss) on non-designated hedge agreement	87,088	(403,713)
Changes in assets and liabilities
Decrease in derivative instrument	282,829	—
(Increase) in accounts receivable	(3,214,494)	—
(Increase) in inventory	(2,749,122)	—
(Increase) decrease in prepaid expenses	(13,493)	25,345
Increase (decrease) in accounts payable	3,291,708	(1,546,419)
(Decrease) in accrued expenses	(947,847)	3,795

Net cash used in operating activities	(13,507)	(1,532,496)

Cash Flows from Investing Activities
Capital expenditures	(993,731)	(10,953,821)

Net cash used in investing activities	(993,731)	(10,953,821)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(529,815)
Payments of debt	(12,771)	—
Proceeds from long-term debt	3,150,877	—
Proceeds from stock subscriptions held in escrow	—	—
Member contributions	—	6,719,455

Net cash provided by financing activities	3,138,106	6,189,640

Net Increase (Decrease) in Cash and Equivalents	2,130,868	(6,296,677)

Cash and Equivalents – Beginning of Period	421,722	19,043,811

Cash and Equivalents – End of Period	$2,552,590	$12,747,134

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$977,997

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital expenditures included in accounts payable	$2,094,625	$8,912,264

     Notes to Condensed Financial Statements are an integral part of this Statement.

Red Trail Energy, LLC
Notes to Condensed Financial Statements
March 31, 2007 and 2006 (unaudited)
The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006, contained in the Company’s Registration Statement on Form 10K.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Red Trail Energy, LLC (a North Dakota Limited Liability Company), was organized to pool investors to build a 50 million gallon annual production ethanol plant near Richardton, North Dakota. Construction began in 2005 and the Company exited its development stage in January 2007 when it began generating substantial revenues from ethanol production.
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
The Company maintains its accounts at various financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At March 31, 2007 and December 31, 2006, the Company’s deposits exceeded insurance coverage by approximately $2,453,000 and $322,000, respectively.
Derivative Instruments
The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives related to corn contracts are recorded in cost of goods sold.

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. As of March 31, 2007, the Company has no derivatives instruments that meet this criterion.
Inventory
Inventory consists of raw materials, finished goods, and work in process. Corn, the primary raw material, along with other chemicals and ingredients, is stated at the lower of average cost or market. Finished goods consist of ethanol and distillers grains produced, and are stated at the lower of average cost or market. Inventories consist of the following as of:

	March 31, 2007	December 31, 2006
Raw Materials, including corn, coal, chemicals and supplies	$4,432,165	$3,635,675
Work in process	1,007,059	320,454
Ethanol and distillers grain	1,266,027	—

Total	$6,705,251	$3,956,129
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over their estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company accounts for leases utilizing the standards established in the Financial Accounting Standards Board (FASB) Statement #13. This standard lists four criteria that establishes if a lease is a capital lease or an operating lease. If capitalized, the asset is depreciated over estimated useful life using the straight-line method.
The Company reviews its property and equipment impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Category	Average Life
Land improvements	20 years
Buildings	40 years
Plant equipment	7 to 15 years
Railroad and rail equipment	20 years
Office equipment	5 to 7 years
Debt Issuance Costs
Debt issuance costs are amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Amortization expense for quarter ending March 31, 2007 was approximately $54,000. There was no amortization expense for quarter ending March 31, 2006.
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
The Company recognizes the related costs under these agreements using the straight-line attribution method over the grant period and the current fair value unit price. Compensation expense for the quarter ended March 31, 2007 is approximately $5,000 is included in operating expenses and accrued expenses.
Earnings Per Unit
Earnings per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. Equity-based compensation, representing 200,000 units, is not considered in the fully diluted calculation since they are anti-dilutive and contingent on future events.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. No such liabilities have been identified as of March 31, 2007.

Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized, when the customer has taken title, which occurs when the product is shipped, and has assumed the risks and rewards of ownership, prices are fixed or determinable.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Because the Company is the primary obligor in the sales arrangement with the customer, these marketing fees and commissions are recorded gross in Cost of goods sold in the accompanying statements of operations.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
2. CONCENTRATIONS
The Company currently buys all of its coal, an important component of its manufacturing process, from one supplier. Although there are a limited number of coal suppliers, management believes that other suppliers could provide coal on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.
3. DERIVATIVE INSTRUMENTS
At March 31, 2007, the Company has recorded an asset for derivative instruments related to their investments in corn put options with a market value of approximately $38,000. The Company had recorded approximately $320,000 in derivative instruments related to corn for the year ended December 31, 2006.
The Company has derivative instruments in the form of interest rate swaps in an agreement associated with bank financing. Fair market value related to the interest rate swap liabilities totaled approximately $198,000 and $111,000 as of March 31, 2007 and December 31, 2006. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging derivatives. During the quarters ended March 31, 2007 and 2006 the Company recognized unrealized gains/(losses) of approximately ($87,000) and $404,000, respectively. See Note 4 for a description of these agreements.
4. LONG TERM DEBT
Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
Construction loan agreement payable to bank, see below	$47,210,358	$44,060,352

Subordinated notes payable, see below	5,525,000	5,525,000

Capital lease obligation, see below	190,936	202,836

Totals	$52,926,294	49,788,188

Less amounts due within one year	2,910,099	2,909,228

Totals	$50,016,195	$46,878,960

The estimated maturities of long-term liabilities at March 31, 2007 are as follows:

2007	$2,910,099
2008	4,132,080
2009	4,461,535
2010	4,772,677
2011	5,110,106
Thereafter	31,539,797

Total long-term liabilities	$52,926,294

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
Construction Loan
The Credit Agreement provides for a construction loan for up to an amount of approximately $55,212,000 with a loan termination date of April 16, 2007. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.72% at both March 31, 2007 and December 31, 2006. The agreement calls for interest only payments to be made every three months beginning March 2006 through the loan termination date. As of March 31, 2007, the Company has advanced approximately $47,200,000 on this loan.
On the loan termination date of April 16, 2007, all principal and unpaid interest were converted to three term notes each with specific interest rates and payment terms as described in the following:
The first of the three notes is a Fixed Rate Note in the amount of approximately $27,606,000 with interest payments made on a quarterly basis and charged at fixed rate of 3.0% over LIBOR on the date of the construction loan termination date. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from July 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
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
Under terms of the April 2007 term notes the interest rates of the Variable Rate Note and the Long-Term Revolving Note will be reduced if the Company achieves specified indebtedness to net worth ratios. In addition, a 1% pre-payment fee applies to all term debt if paid prior to April 2010. All unpaid amounts on the three term notes are due and payable in April 2012.
Revolving Line of Credit
The Company entered into a $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through July 2007. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.72% at March 31, 2007. The Company has no outstanding borrowings on the revolving line of credit as of March 31, 2007 and December 31, 2006.
Interest Rate Swap Agreement
The Credit Agreement provides for the Company to enter into interest rate swap contracts for up to approximately $2.8 million. In December 2005, the Company entered into an interest rate swap transaction that effectively fixes the interest rate at 8.08% on approximately $27.6 million of any outstanding principal of the Fixed Rate Note.
The interest rate swap was not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are charged to interest expense. For the three month periods ending March 31, 2007 and 2006 there were no net settlements, and market value adjustments resulted in a loss of approximately $87,000 and a gain of approximately $404,000 respectively, from non-designated hedging derivative letters of credit.
Letters of Credit
The Credit Agreement provides for up to $1,000,000 in letters of credit with the bank. All letters of credit are due and payable at the loan termination date in April, 2007, at which time the letters of credit were extended to April 2012 per the terms of the construction notes. The agreement provides for the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of March 31, 2007, the Company had one outstanding letter of credit of approximately $137,000 for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the Credit Agreement, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 10.72% at March 31, 2007) and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding quarterly with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The outstanding balance on these loans is $5,525,000 as of March 31, 2007. The Company has incurred interest expense of approximately $146,000 for period ending March 31, 2007.
5. LEASES
The Company leases equipment under operating and capital leases through 2011. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under an operating lease includes rail cars. Rent expense for operating leases was approximately $7,000 for the quarter ending March 31, 2007. Equipment under capital leases consists of office equipment and plant equipment.
Equipment under capital leases is as follows at:

	March 31, 2007	December 31, 2006
Equipment	$216,745	$216,745
Accumulated amortization	6,272	598

Totals	$210,473	$216,147

At March 31, 2007, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

	Operating Leases	Capital Leases
2007	$27,000	$56,772
2008	27,000	61,701
2009	27,000	61,701
2010	27,000	34,861
2011	6,750	1,277

Total minimum lease commitments	$114,750	$216,312
Less amount representing interest		25,376

Present value of minimum lease commitments included in the preceding long-term liabilities		$190,936

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
In August 2003, the Company granted an independent contractor an option to purchase up to 62,500 Class A Membership Units at $0.10 per unit. The options vested at the completion of the duties as specified by the project coordinator agreement. These options were exercised during 2006 for a purchase of the full 62,500 units for aggregate proceeds of $6,250.
7. GRANTS
The Company has been awarded four grants. It has been awarded an Ag Products Utilization Council grant in the amount of $150,000 to be used for general business expenses, including legal and accounting. All proceeds from this grant were received in 2005 and 2004.
In 2006 the Company entered into a contract with the State of North Dakota through its Industrial Commission for a Lignite Grant not to exceed $350,000. In order to receive the proceeds, the Company must construct a 50 million-gallon-per-year ethanol plant located in North Dakota that utilizes clean lignite technologies in the production of ethanol. The Company must also provide the Industrial Commission with specific reports in order to receive the funds. After the first year of operation, the Company will be required to repay a portion of the proceeds in annual payments of $22,000 over ten years. These payments could increase based on the amount of lignite the Company is using as a percentage of primary fuel. The Company has received $275,000 from this grant in 2006. During 2007, the Company temporarily began using Powder River Basin coal instead of lignite coal due to numerous plant shut-downs. Due to the temporary use of the Powder River Basin coal the grant terms remain consistent with that described above; however, a permanent change to a primary fuel source other than lignite coal may accelerate or increase repayments of these amounts.
In September 2006, the Company finalized a training program agreement with Job Service North Dakota. This program provides an incentive to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training new employees. The Company may receive up to $169,813 over ten years.
The Company entered into a Workforce 20/20 contract with the state in October 2006. This program is designed to assist North Dakota business and industry in retraining and upgrading the skills of current employee brought about through the introduction of new technologies or work methods to the workplace. The purpose is to foster the growth and competition of North Dakota’s work force and industry by ensuring that the current work force has the skills and expertise to compete in a global economy. The Company has received approximately $28,000 from this grant during quarter ending March 31, 2007.
8. COMMITMENTS AND CONTINGENCIES
Design Build Contract
The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $99,000,000. The Company signed a Design-Build Agreement with Fagen, Inc. in September 2005 to design and build the ethanol plant at a total contract price of approximately $76,000,000.
Consulting Contracts
In August 2003, the Company entered into a contract with an individual to provide project coordination services for approximately $70,000 per year in connection with the construction of the Company’s plant. Either party may terminate this agreement upon default or thirty days written notice. In 2005, this individual became a member of the Company through the purchase of units and as a result of exercising options received under this consulting agreement in January 2006. Total costs paid to this member were approximately $14,000 at March 31, 2006 and no payments were made in the quarter ending March 31, 2007. As of March 31, 2007, this agreement has been terminated.
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
Natural Gasoline Contract
During May 2007, the Company entered into an agreement for the delivery of natural gasoline from May 1, 2007 to September 30, 2007. The contract provides for the delivery of 900,000 USG during the contract term at a price based on the week average front month NYMEX Crude Oil plus $11.00/bbl. Either party may terminate the contract with written notice.
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
Coal Purchase Contract
During April 2007, the Company entered into a contract for the delivery and handling of the coal to be delivered from the supplier to the Company. The third party is contracted to deliver 300 tons of coal to the Company per day. Transportation costs, per the terms of the contract, are $11/ton.
On April 23, 2007, the Company terminated its contract with General Industries, Inc. d/b/a Center Coal Company (CCC) for the purchase of lignite coal. As of April 23, 2007, the Company had purchased 32,311 tons of lignite from CCC and paid $478,668 and had one open invoice for the amount of $160,528. On April 23, 2007, the Company entered into coal supply contracts with Westmoreland Coal Sales Company (“WCSC”) and Westmoreland Resources Inc. (“WRI”) for the purchase of Powder River Basin coal to the Company. The WRI order provides for the purchase of not more than 25,000 tons from April 18, 2007 to May 31, 2007 at a total purchase price of approximately $280,000. The WCSC order provides for the purchase of not more than 40,000 tons through December 31, 2007. The Company has annual options to extend the contract through 2009 and purchase not less than 95,000 tons and not more than 115,000 tons per year. The maximum contract price, not including price adjustments, will be $3,753,000.

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
Chemical Consignment Purchase Contracts
During November 2006, the Company entered into two consignment purchases for bulk chemicals purchased through Genecor International Inc. Genecor will provide the Alpha-Amylase, Glucoamylease, and Protease. The Univar agreement states that it will provide the following bulk chemicals: Caustic Soda, Sulfuric Acid, Anyhydous Ammonia and Sodium Bicarbonate. All Univar chemicals are purchased at market price.
9. RELATED-PARTY TRANSACTIONS
The Company has balances and transaction in the normal course of business with various related parties for the purchases of corn to for production and the sales of distiller grains. Significant related party activity affecting consolidated financial statements are as follows:

	March 31, 2007	December 31, 2006
Balance Sheet
Accounts receivable	$164,698	$—

Accounts payable	2,022,048	46,281
Accrued liabilities		1,525,000
Corn purchases	2,283,208	172,176

Statement of Operations
Revenues	$645,039	$—
Expenses	7,746	—

PART 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three-month period ended March 31, 2007, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and notes and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K.
Disclosure Regarding Forward-Looking Statements
Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, including those risks described in this section. These forward-looking statements include any statements that involve known and unknown risks and relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” ”should,” ”expect,” ”plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual resutls to differ materially from those estimated by us include, but are not limited.
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
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and wit the understanding that our actual future results may be materially different from what we current expect. We qualify all of our forward-looking statements by these cautionary statements.
Summary
Red Trail Energy, LLC (a North Dakota Limited Liability Company), was organized to pool investors to build a 50 million gallon annual production ethanol plant near Richardton, North Dakota. Construction began in 2005 and the Company exited its development stage in January 2007 when it began generating substantial revenues from ethanol production.

Liquidity and Capital Resources
Overview
As of March 31, 2007, we had total assets of approximately $99,306,000 consisting primarily of cash, accounts receivable, inventory, derivative instruments, financing costs and property, plant, and equipment. As of March 31, 2007, we had current liabilities of approximately $14,313,000 consisting primarily of accounts payable, accrued liabilities, and current maturities of long-term debt related to the construction of the plant and long-term liabilities of approximately $50,291,000 consisting primarily of bank debt financing for the construction of the plant.
Since operations began on January 1, 2007, we have had issues with the use of lignite in our coal combustor. We have explored other options, including using Powder River Basin (“PRB”) coal as an alternative. On April 23, 2007, the Company entered into coal supply contracts with Westmoreland Coal Sales Company (“WCSC”) and Westmoreland Resources Inc. (“WRI”) for the purchase of Powder River Basin (PRB) coal to the Company. The Company has annual options to extend the contract through 2009 and purchase not less than 95,000 tons and not more than 115,000 tons per year. Any ongoing increases in the price of coal will increase our cost of goods sold and may cause our net income to decrease. We anticipate this change in the coal contracts will result in an additional expense of approximately $80,000 per month under the existing terms of these short-term agreements. Any indirect savings from these contracts have not been accounted for. We anticipate future savings once an operating baseline has been established.
For the three months ended March 31, 2007, cash used in operating activities was approximately $14,000, cash used in investing activities was approximately $994,000 and cash provided by financing activities was approximately $3,138,000.
As of March 31, 2007, we had remaining material commitments related to our construction agreement with Fagen in the amount of approximately $3,840,000 and remaining material commitments related to our consulting agreement with GreenWay in the amount of approximately $975,000. As of March 31, 2007, we paid approximately $71,153,000 to Fagen primarily from the proceeds from our equity financings and bank borrowings. Based on our cash on hand as of the date hereof, including the loan proceeds available to us as described in Note 4, we believe that we will have adequate cash reserves and available lines of credit after construction is completed and payment of the remaining amounts to GreenWay to fund operations unless unforeseen events occur.
As of March 31, 2007, we have used all funds remaining from our equity financings. Current and remaining operating expenses, including all remaining construction costs will be paid for with the proceeds from our loan agreements. We anticipate that we have sufficient funds available, approximately $8,002,000 at March 31, 2007, from our term loan agreements and $3,500,000 from our line of credit agreement to meet our working capital requirements unless unforeseen events occur.
The following table shows cash flows for the three months ended March 31, 2007 and 2006:

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
	(Unudited)	(Unudited)
Cash Flows from Operating Activities	(13,507)	(1,532,496)
Cash Flows from Investing Activities	(993,731)	(10,953,821)
Cash Flows from Financing Activities	3,138,106	6,189,640
     Cash Flow From Operations
     The net cash flow received for operating activities in quarter ended March 31, 2007 increased approximately $1,519,000 over that for quarter ended March 31, 2006. The increased receipts during the first three months of fiscal 2007 were primarily due to the plant going operational January 1, 2007 with cash subsequently being generated through ethanol and by-product sales. As of March 31, 2007 our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

     Cash Flow From Investing Activities
     Cash used for investing activities decreased by approximately $10,000,000 for the first three months of fiscal year 2007 compared to the first three months of fiscal year 2006, primarily because we have completed our plant construction. We used cash provided by the debt financing for capital expenditures, primarily for costs related to plant construction and for equipment purchases.
     Cash Flow From Financing Activities
     Since our inception, we have generated significant cash inflows from bank financing arrangements and member equity contributions. Proceeds for the first three months of fiscal year 2007 from our bank financing arrangements totaling dropped by 57.9% compared to the bank proceeds from the first three months of fiscal year 2006. This is primarily due to completion of all phases of plant construction.
Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006
The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended March 31, 2007 and 2006.

	Quarter Ended		Quarter Ended
	March 31, 2007		March 31, 2006
	Amount	%	Amount	%
Revenues	$18,934,975	100	$—

Costs of Sales	15,118,165	79.8	—

Gross Margin	3,816,810	20.2	—

Operating expenses	847,796	4.5	156,235

Operating income (loss)	2,969,014	15.7	(156,235)

Other Income (Expense)	(1,195,706)	(6.3)	544,731

Net Income	$1,773,308	9.4	$388,496

Results of Operations
Revenues
The increase in revenues from the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is due to plant becoming operational in January 2007. Prior to January 2007, the Company was in the developmental stage.
Cost of Sales
Our cost of goods sold as a percentage of revenues is 79.8% for the three months ended March 31, 2007. We had no cost of good sold for quarter ended March 31, 2006, as we began producing ethanol during January 2007.
Operating Expenses
Our operating expenses were approximately $848,000 and $156,000 for the quarters ended March 31, 2007 and 2006, respectively. Our operating expenses increased by approximately $692,000 or 442% for the three month period. These increases are primarily due to the plant becoming operational as of January 1, 2007 as well as professional and consulting fees. In the quarter ended March 31, 2007, our material operating expenses were: 1) approximately $102,000 related to management fees; 2) approximately $387,000 related to professional fees; and 3) approximately $114,000 related to salaries and benefits. Some major factors impacting professional fees for the quarter ending March 31, 2007 were IT support, legal and audit fees for SEC filings, and legal and consulting fees.

for business combination related costs. In the quarter ended March 31, 2006, our material operating expenses were: 1) approximately $17,000 related to labor; and 2) approximately $116,000 for professional fees.
Other Income, Net
The interest expense for the quarter ended March 31, 2007 was approximately $1,150,000. Funds were not drawn on the construction loan until second quarter of 2006. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.72% at March 31, 2007.
Interest income was approximately $9,200 and $141,000 for the quarters ended March 31, 2007 and 2006, respectively. Interest income decreased for the quarter ending March 31, 2007 as compared to quarter ending March 31, 2006 due to the proceeds from stock subscriptions being expended as a result of the construction of our plant. We do not expect to receive any significant interest income in 2007 due to cash reserves funding operations and debt payments.
Gains (losses) from non-designated hedging derivatives are derived from investments in corn call options with a financial institution and an interest rate swap contract which is part of an agreement associated with bank financing to effectively fix the interest rate on approximately $27,600,000 of our future debt at an interest rate of 8.08%. For the quarters ended March 31, 2007 and 2006, there were no settlements, and market value adjustments resulted in a loss from non-designated hedging derivatives on the interest rate swap contract of approximately $87,000 and a gain of approximately $404,000, respectively. We may recognize significant gains or losses in the near future in connection with our interest rate swap contract and corn call options.
Grant income was approximately $28,000 for quarter ended March 31, 2007. Grant income relates to the grant we were awarded from the Workforce 20/20 grant.
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
Construction Loan
The construction loan agreement provides for a construction loan for up to an amount of approximately $55,212,000 with a loan termination date of April 16, 2007. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.72% at March 31, 2007. The agreement calls for interest only payments to be made every three months beginning March 2006 through the loan termination date. The Company signed an agreement with the bank on April 16, 2007, the loan termination date, per the terms of the original agreement. The construction notes, totaling approximately, $55,212,000 were split into three notes payable as described below.
At the loan termination date, all principal and unpaid interest will be paid out through three term notes each with specific interest rates and payments terms as described in the construction loan agreement.
The first of the three notes is a Fixed Rate Note in the amount of approximately $27,606,000 with interest payments made on a quarterly basis and charged at fixed rate of 3.0% over LIBOR on the date of the construction loan termination date. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from July 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
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

Under terms of the April 2007 term notes the interest rates of the Variable Rate Note and the Long-Term Revolving Note will be reduced if the Company achieves specified indebtedness to net worth ratios. In addition, a 1% pre-payment fee applies to all term debt if paid prior to April 2010.
All unpaid amounts on the three term notes are due and payable in April 2012. The outstanding borrowings on the construction loan at March 31, 2007 totaled $47,210,358.
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
Revolving Line of Credit
We entered into a $3,500,000 line of credit agreement with a bank, subject to certain borrowing base limitations, through July 2007. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.72% at March 31, 2007. The Company has no outstanding borrowings on the revolving line of credit as of March 31, 2007.
Interest Rate Swap Agreement
The construction loan agreement provides for us to enter into interest rate swap contracts for up to approximately $2,800,000. In December 2005, we entered into an interest rate swap transaction that effectively fixes the interest rate at 8.08% on approximately $27.6 million of the outstanding principal of the construction loan. The interest rate swap was not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are recorded as a gain or loss from non-designated hedging activities. For the quarter ended March 31, 2007 and 2006, there were no net settlements, and market value adjustments resulting in a loss of approximately of $87,000 and a gain of approximately $404,000, respectively.
Letters of Credit
The construction loan agreement provides for up to $1,000,000 in letters of credit with the bank to be used for any future line of credit requested by a supplier to the plant. All letters of credit are due and payable at the loan termination date in April, 2007, at which time the letters of credit were extended to April 2012 per the terms of the construction notes. The construction loan agreement provides for us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of March 31, 2007, we have one outstanding letter of credit for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the construction loan agreement, we entered into three separate subordinated debt agreements totaling approximately $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of March 31, 2007 the outstanding amounts on these loans was 5,525,000.
Critical Accounting Estimates
Management has not changed the method of calculating and using estimates and assumptions in preparing our consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. There were no material changes in the Company’s accounting estimates during the three moths ended March 31, 2007.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future affect on our financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
Except as disclosed in this report, there were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended March 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations will be exposed to market risks primarily as a result of changes in interest rates and commodity prices. We do not intend to use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
We expect to be exposed to market risk from changes in interest rates when we begin to draw upon our existing debt facilities. As of March 31, 2007, we have outstanding debt of approximately $47,210,000 with First National Bank of Omaha. We expect that we will incur approximately $8,001,000 of additional long-term debt in the near future as our construction is now complete.
We utilized debt to finance a significant amount of our expenditures in 2006. These agreements exposed us to market risk related to changes in interest rates.
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
The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At March 31, 2007, the Company has recorded an asset for derivative instruments related to their investments in corn put options with a market value of approximately $38,000. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.
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
We estimate that our expected corn usage will be approximately 18 million bushels per year for the production of 50 million gallons of ethanol. We frequently engage in option contract price protection for our expected corn usage through the first forty days of operation. As of March 31, 2007, we had no open contracts. As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.
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
To manage our ethanol price risk, Renewable Products Marketing Group will have a percentage of our future production gallons contracted through fixed price contracts, ethanol rack hedges and gas plus hedges. We communicate closely with Renewable Products Marketing Group to ensure that they are not over marketing our group’s ethanol volume by updating them continuously on the estimated production. As ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on energy market movements, crop prospects and weather, any price protection positions may cause short-term adverse effects but are expected to produce long-term positive growth for the Company.
To manage our coal price risk, we entered into a Coal Purchase Agreement with our supplier to supply us with coal, fixing the price at which we purchase coal for the near term. The price of coal has risen substantially over the last several months and our strategy is to purchase coal based on our operating assumptions.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2007 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION
None.
Item 6. Exhibits
10.1*	Long Term Revolving Note for $10,000,000, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.

10.2*	Variable Rate Note for $17,605,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.

10.3*	Fixed Rate Note for $27,605,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.

10.4*	Coal Sales Order dated April 18, 2007 from Westmoreland Coal Sales Company to Red Trail Energy, LLC**

10.5*	Coal Sales Order dated April 18, 2007 from Westmoreland Resources, Inc. to Red Trail Energy, LLC**

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC
Date: May 15, 2007	By:	/s/ Mick J. Miller
Mick J. Miller
President and Chief Executive Officer