Form 10-Q
period 2007-06-30
RED TRAIL ENERGY, LLC
filed 2007-08-14
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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
☐ Yes ☑ No
As of August 14, 2007, the Company has issued 40,373,970 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
JUNE 30, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. – Condensed Financial Statements (Unaudited)
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$11,540,822	$421,722
Accounts receivable	4,300,430	—
Derivative instrument at fair value	10,925	320,341
Prepaid expenses	35,191	63,782
Inventory	7,817,610	3,956,129
Interest Rate Swap at fair value	274,060	—

Total current assets	23,979,038	4,761,974

PROPERTY AND EQUIPMENT
Land	300,602	300,602
Equipment	77,996,393	151,851
Land improvements	3,879,911	—
Buildings	5,312,995	313,295
Construction in progress	—	83,290,008

	87,489,901	84,055,756
Less accumulated depreciation	2,843,507	16,016

Total property and equipment, net	84,646,394	84,039,740

OTHER ASSETS
Debt issuance costs, net of amortization	875,611	982,574
Deposits	80,000	80,000

Total other assets	955,611	1,062,574

Total Assets	$109,581,043	$89,864,288

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,424,216	$2,909,228
Accounts payable	8,946,972	4,437,601
Accrued expenses	2,285,995	2,323,476
Market value – interest rate swap	—	110,935

Total current liabilities	14,657,183	9,781,240

OTHER LIABILTIIES
Contracts payable	275,000	275,000

Long-term debt, net of current maturities	57,491,348	46,878,960

MEMBER’S EQUITY	37,157,512	32,929,088

Total Liabilities and Members’ Equity	$109,581,043	$89,864,288

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$30,247,829	$—	49,182,704	—
Cost of goods sold	25,877,011	—	40,980,764	—

Gross Profit	4,370,818	—	8,201,940
General and administrative expenses	881,109	246,523	1,728,774	$402,755

Operating income (loss)	3,489,709	(246,523)	6,473,166	(402,755)

Other Income (Expense)
Grant income	—	—	27,750	—
Interest expense	(1,116,752)	302,951	(2,363,801)	706,664
Interest income	81,455	37,792	90,684	178,811
Other	604	—	525	—

Total other income (expense)	(1,034,693)	340,743	(2,244,842)	885,475

Net Income	$2,455,016	$94,220	$4,228,324	$482,720

Weighted Average Units Outstanding	40,373,970	40,373,970	39,873,872	38,866,794
Net Income Per Unit – basic and diluted	$0.06	$0.00	$0.11	$0.01

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$4,228,324	$482,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,827,491	—
Change in derivative instrument fair value	309,515	—
Amortization	106,963	—
Non-cash compensation	10,000	—
Change in fair value of interest rate swap	(384,995)	(706,664)
Changes in assets and liabilities:
(Increase) in accounts receivable	(4,300,430)	—
(Increase) in inventory	(3,861,481)	—
Decrease in prepaid expenses	28,591	16,967
Increase (decrease) in accounts payable	4,965,741	(1,485,260)
(Decrease) increase in accrued expenses	(47,481)	43,740

Net cash provided by (used in) operating activities	3,882,238	(1,648,497)

Cash Flows from Investing Activities
Capital expenditures	(3,890,514)	(30,235,896)

Net cash used in investing activities	(3,890,514)	(30,235,896)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(529,900)
Payments of debt	(11,242)
Proceeds from long-term debt	11,138,618	6,689,040
Member contributions	—	6,719,455

Net cash provided by financing activities	11,127,376	12,878,595

Net Increase (Decrease) in Cash and Equivalents	11,119,100	(19,005,798)

Cash and Equivalents – Beginning of Period	421,722	19,043,811

Cash and Equivalents – End of Period	$11,540,822	$38,013

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$2,133,027	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt issuance costs included in accounts payable	$—	$26,078
Capital expenditures included in accounts payable	$3,841,295	$7,761,397

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

Red Trail Energy, LLC
Notes to Unaudited Condensed Financial Statements
for the Three and Six Months Ended June 30, 2007 and 2006
The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10K.
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
Reclassifications
The presentation of certain items in the financial statements for the quarter and six months ended June 30, 2006 have been changed to conform with the classifications used in 2007. These reclassifications had no effect on equity or net income as previously reported.
Cash and equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates the fair value.
The Company maintains its accounts at various financial institutions. At times throughout the year, the Company’s cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. At June 30, 2007 and December 31, 2006, the Company’s deposits exceeded insurance coverage by approximately $10,840,000 and $322,000, respectively.
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

Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. As of June 30, 2007, the Company has derivative instruments that meet this criterion totaling $10,925. Open contracts as of December 31, 2006 totaled approximately $321,000.
Inventory
Inventory consists of raw materials, finished goods, and work in process. Corn, the primary raw material, along with other chemicals and ingredients, is stated at the lower of average cost or market. Finished goods consist of ethanol and distillers grains produced, and are stated at the lower of average cost or market. Inventories consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Raw Materials, including corn, coal, chemicals and supplies	$6,061,272	$3,635,675
Work in process	602,706	320,454
Ethanol and distillers grain	1,153,632	—

Total	$7,817,610	$3,956,129
Property and Equipment
Property and equipment is stated at the lower of cost or estimated fair value. Depreciation is provided over their estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.
The Company accounts for leases utilizing the standards established in the Financial Accounting Standards Board (FASB) Statement No. 13. This standard lists four criteria that indicate whether a lease is a capital lease or an operating lease. If capitalized, the asset is depreciated over the estimated useful life using the straight-line method.
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
Debt Issuance Costs
Debt issuance costs are amortized over the term of the related debt by use of the effective interest method. Amortization commenced in June 2006 when the Company began drawing on the related bank loan. Amortization expense for the quarter ending June 30, 2007 was approximately $52,000. Amortization expense for the six months ending June 30, 2007 totaled approximately $106,000.
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
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes is included in these financial statements.
Organizational and Start Up Costs
The Company expenses all organizational and start up costs as incurred.
Equity-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplement implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transaction be accounted for using a fair-value-based method. The Company adopted the provisions of SFAS No. 123R using the straight-line attribution method. Under this method, the Company recognizes compensation cost related to service-based awards ratably over a single requisite service period.
The Company recognizes the related costs under these agreements using the straight-line attribution method over the vesting period based on the current fair value unit price at the grant date. Compensation expense for the quarter ended June 30, 2007 of approximately $5,000 is included in operating expenses and accrued expenses. Compensation expense for the six months ended June 30, 2007 totaled approximately $10,000.
Earnings Per Unit
Earnings per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. No such liabilities had been identified as of June 30, 2007.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectibility is reasonably assured.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Because the Company is the primary obligor in the sales arrangement with the customer, these marketing fees and commissions are recorded gross in revenue and cost cost of goods sold in the accompanying statements of operations.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of SFAS No. Statement 115, (Accounting for Investments in Certain Debt and Equity Securities). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.
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
3. DERIVATIVE INSTRUMENTS
At June 30, 2007, the Company has recorded an asset for derivative instruments related to their investments in corn put options with a market value of $11,000. The Company had recorded approximately $321,000 in derivative instruments related to corn for the year ended December 31, 2006. Settlements are recorded in the cost of goods sold account and are net against the cost of corn to hedge price fluctuations. During the quarter ended June 30, 2007, the Company recognized approximately $36,000 and during the six months ended June 30, 2007, the Company recognized approximately $309,000 of decreases in cost of goods sold related to the net effects of these contracts. The Company had no operating effects from corn related derivative settlements during the three and six month periods ended June 30, 2006.
The Company has derivative instruments in the form of interest rate swaps in an agreement associated with bank financing. The fair market value related to the interest rate swap asset and liability totaled approximately $274,000 and $111,000 as of June 30, 2007 and December 31, 2006, respectively. Market value adjustments and net settlements related to these agreements are net against interest expense. During the quarters ended June 30, 2007 and 2006 the Company recognized related unrealized gains of approximately $299,000 and $303,000, respectively, in interest expense. During the six months period ending June 30, 2007 and 2006, the Company recognized related unrealized gains of approximately $385,000 and $707,000 respectively in interest expense. See Note 4 for a description of these agreements.
4. LONG TERM DEBT
Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Construction loan agreement payable to bank, see below	$55,211,740	$44,060,352
Subordinated notes payable, see below	5,525,000	5,525,000
Capital lease obligation, see below	178,824	202,836

Totals	$60,915,564	$49,788,188
Less amounts due within one year	3,424,216	2,909,228

Totals	$57,491,348	$46,878,960

The estimated maturities of long-term liabilities at June 30, 2007 are as follows:

2007	$3,424,216
2008	3,934,480
2009	4,260,646
2010	4,566,238
2011	3,656,371
Thereafter	41,073,613

Total long-term liabilities	$60,915,564

In December 2005, the Company entered into a Credit Agreement with a bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the plant. The Credit Agreement provides for the Company to maintain certain financial ratios and meet certain non-financial covenants. The Credit Agreement is secured by substantially all of the assets of the Company and includes the terms as described below.

Construction Loan
The Credit Agreement provided for a construction loan for up to an amount of approximately $55,212,000 with a loan termination date of April 16, 2007. Interest was charged at a rate of 3.4% over LIBOR, which totaled 8.75% and 8.72% at June 30, 2007 and December 31, 2006, respectively. The Credit Agreement calls for interest only payments to be made on the construction loan every three months beginning March 2006 through the loan termination date. As of June 30, 2007, the Company has advanced approximately $55,200,000 on this loan.
On the loan termination date of April 16, 2007, all principal and unpaid interest were converted to three term notes (the “April 2007 Term Notes”) each with specific interest rates and payment terms as described in the following:
The first of the three notes is a Fixed Rate Note in the amount of approximately $27,606,000 with interest payments made on a quarterly basis and charged at fixed rate of 3.0% over LIBOR on the termination date of the Credit Agreement. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from July 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
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
Under the terms of the April 2007 Term Notes the interest rates of the Variable Rate Note and the Long-Term Revolving Note will be reduced if the Company achieves specified indebtedness to net worth ratios. In addition, a 1% pre-payment fee applies to all term debt if paid prior to April 2010. All unpaid amounts on the three term notes are due and payable in April 2012. These ratios will be evaluated during September 2007.
Revolving Line of Credit
The Company entered into a $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through July 2007. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.75% and 8.72% at June 30, 2007 and December 31, 2006, respectively. The Company has no outstanding borrowings on the revolving line of credit as of June 30, 2007 and December 31, 2006. In July 2007 the Company renewed the $3,500,000 line of credit, keeping consistent the current terms of the agreement, for a term of one year.
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
Letters of Credit
The Credit Agreement provides for up to $1,000,000 in letters of credit with the bank. All letters of credit were due and payable at the loan termination date in April, 2007, at which time the letters of credit were extended to April 2012 per the terms of the April 2007 Term Notes. The Credit Agreement provides for the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of June 30, 2007, the Company had one outstanding letter of credit of approximately $137,000 for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the Credit Agreement, the Company entered into three separate subordinated debt agreements totaling $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 10.75% at June 30, 2007) and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding quarterly with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The outstanding balance on these loans is $5,525,000 as of June 30, 2007 and December 31, 2006. The Company has incurred interest expense of approximately $148,000 for the six month period ended June 30, 2007.

5. LEASES
The Company leases equipment under operating and capital leases through 2011. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under an operating lease includes rail cars. Rent expense for operating leases was approximately $8,000 for the quarter ended June 30, 2007. Equipment under capital leases consists of office equipment and plant equipment.
Equipment under capital leases is as follows at:

		December 31,
	June 30, 2007	2006
Equipment	$216,745	$216,745
Accumulated amortization	106,036	598

Totals	$110,709	$216,147

At June 30, 2007, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

		Capital
	Operating Leases	Leases
2007	$27,000	$61,701
2008	27,000	61,701
2009	27,000	61,701
2010	27,000	15,145
2011		638

Total minimum lease commitments	$108,000	$200,888
Less amount representing interest		22,064

Present value of minimum lease commitments included in the preceding long-term liabilities		$178,824

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
In 2006 the Company entered into a contract with the State of North Dakota through its Industrial Commission for a Lignite Grant not to exceed $350,000. In order to receive the proceeds, the Company must construct a 50 million-gallon-per-year ethanol plant located in North Dakota that utilizes clean lignite technologies in the production of ethanol. The Company must also provide the Industrial Commission with specific reports in order to receive the funds, including a “Final Report” six months after ethanol production has commenced. After the first year of operation, the Company will be required to repay a portion of the proceeds in annual payments of $22,000 over ten years. These payments could increase based on the amount of lignite the Company is using as a percentage of primary fuel. The Company received $275,000 from this grant in 2006. Since the Company started operations in January 2007, the Plant has experienced a number of shut-downs as a result of issues related to lignite delivery and quality issues and our coal combustor. We ended our contract for lignite delivery in April 2007 due to the supplier’s failure to deliver lignite as required by the contract. Also, in April 2007 we entered into a short-term coal delivery contract for powder river basin (“PRB”) coal as an alternative to lignite due to alternative lignite availability issues and unresolved performance issues with using lignite. Accordingly, the Company has not received grant proceeds from the Industrial Commission during the 2007 fiscal year. Due to the temporary nature of the Company’s use of PRB coal, the grant terms remain consistent with that described above; however, a permanent change to a primary fuel source other than lignite coal may accelerate or increase repayments of these amounts. The Company intends to use lignite in the future if delivery, pricing, quality and performance issues can be resolved favorably. Because the Company has been temporarily using the Powder River Basin Coal, the Company has also made a formal request to extend the Final Report deadline from June 30, 2007 to August 31, 2007. The Company has received the extension, which will give the Company extra time to submit the Final Report.
In September 2006, the Company finalized a training program agreement with Job Service North Dakota. This program provides an incentive to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training new employees. The Company may receive up to $169,813 over ten years.
The Company entered into a Workforce 20/20 contract with the state in October 2006. This program is designed to assist North Dakota business and industry in retraining and upgrading the skills of current employee brought about through the introduction of new technologies or work methods to the workplace. The purpose is to foster the growth and competition of North Dakota’s work force and industry by ensuring that the current work force has the skills and expertise to compete in a global economy. There were no proceeds received by the Company from this grant during the quarter ended June 30, 2007.

8. COMMITMENTS AND CONTINGENCIES
Design Build Contract
The Company signed a Design-Build Agreement with Fagen, Inc. in September 2005 to design and build the ethanol plant at a total contract price of approximately $77,000,000. The total cost of the project, including the construction of the ethanol plant and start-up expenses, will be $99,000,000. We have remaining payments under this Design-Build Agreement of approximately $3,840,000, which are due after final completion.
Consulting Contracts
In December 2003, the Company entered into a Development Services Agreement with a consulting firm to provide project development, construction management and initial plant operations through start up and has an expiration date upon the company reaching successful commissioning. For these services, the Company will pay the consultant $3,050,000. As of June 30, 2007 the company owes the consulting firm $975,000. The Development Services Agreement also states approximately six months prior to anticipated plant commissioning, at which point all salary and benefits paid by Consultant shall be reimbursed. Accordingly, salary and benefit expenses became effective in June 2006. As of June 30, 2007 the Company had paid $135,000 to the consulting firm for these services.
In December 2003, the Company also entered into a Management Agreement with a consulting firm to provide management of day to day plant operations. For these services the company will pay 4% of the Company’s pre-tax net income plus $200,000 per year once the Plant is in compliance with the engineer’s performance standard, which calculation does not include amounts for reimbursement of the salary and benefits of the General Manager and Plant Manager. The agreement became effective in June 2007 and was prorated back to January 1, 2007. The agreement has a five year term unless either party terminates this agreement upon a default of the other after thirty days’ written notice. As of June 30, 2007, the Company had paid approximately $174,000 for these services. As of June 30, 2007, the Company has accrued approximately $109,000 for management services. For the six months ended June 30, 2007, the Company has incurred approximately $283,000 for management services.
In February 2006, the Company entered into a Risk Management Agreement for Grain Procurement and Byproduct Marketing with John Stewart & Associates (JSA) which continued in effect as of June 30, 2007 and does not have a contract ending date. JSA will provide services in connection with grain hedging, pricing and purchasing. The Company will pay $2,500 per month for these services beginning no sooner than ninety days preceding plant startup. In addition, JSA will serve as clearing broker for the Company and charge a fee of $15.00 per contract plus clearing and exchange fees. Either part has the right to terminate upon written notice. As of June 30, 2007, there are no amounts outstanding.
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
In June 2006, the Company entered into an agreement with Montana-Dakota Utilities Co. (MDU) for the construction and installation of a natural gas line. The agreement requires the Company to pay $3,500 prior to the commencement of the installation and to maintain an irrevocable letter of credit in the amount of $137,385 for a period of five years as a preliminary cost participation requirement. If the volume of natural gas used by the Company exceeds volume projections, the Company will earn a refund of the preliminary cost participation requirement and interest at 12% annually. To date the refund has not been earned.
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
The Company entered into an Ethanol Fuel Marketing Agreement in August 2005 with Renewable Products Marketing Group, LLC (RPMG), which makes RPMG the Company’s sole marketing representative for the Company’s entire ethanol product. The Agreement is a best good faith efforts agreement. The term of the Agreement is twelve months from the first day of the month that the Company initially ships ethanol to RPMG, which occurred in January 2007. At the termination of the initial twelve month term, the Agreement provides that the parties “shall be at liberty to negotiate an extension of the contract.” The Company will pay RPMG $0.01 per gallon for each gallon of ethanol sold by RPMG.
Coal Purchase Contract
On April 23, 2007, the Company terminated its contract with General Industries, Inc. d/b/a Center Coal Company (“CCC”) for the purchase of lignite coal. As of April 23, 2007, the Company had purchased 32,311 tons of lignite from CCC and paid $478,668 and had one open invoice for the amount of $160,528. On April 23, 2007, the Company entered into coal supply contracts with Westmoreland Coal Sales Company (“WCSC”) and Westmoreland Resources Inc. (“WRI”) for the purchase of Powder River Basin coal to the Company. The WRI order provides for the purchase of not more than 25,000 tons from April 18, 2007 to May 31, 2007 at a total purchase price of approximately $280,000. The WCSC order provides for the purchase of not more than 40,000 tons through December 31, 2007. As of June 30, 2007, the Company had purchased 24,703 tons of coal from WCSC and WRI. The Company has annual options to extend the contract through 2009 and purchase not less than 95,000 tons and not more than 115,000 tons per year.
Grain Origination Contract
The Company entered into a grain origination contract with New Vision Coop (NVC) in April 2004 for grain origination and related services. The term of the contract is three years from its start date, unless extended through an amendment. However, either party may cancel the contract by providing sixty days’ written notice to the other party. The Company shall pay NVC a development fee of $25,000 upon completion of construction. Thereafter, the fee will be $0.005 per bushel for all grain delivered by rail, with no fee for grain transported by truck. Corn procurement costs may be minimized through the use of corn futures, call options and put options. The Company will pay NVC an incentive fee of 10% for profits earned through the use of these financial instruments. As of June 30, 2007, this agreement has expired and has not been extended.
Chemical Consignment Purchase Contracts
During November 2006, the Company entered into two consignment purchases for bulk chemicals purchased through Genecor International Inc and Univar Corporation. Genecor will provide Alpha-Amylase, Glucoamylase, and Protease. Univar will provide the following bulk chemicals for a five year term: Caustic Soda, Sulfuric Acid, Anyhydous Ammonia and Sodium Bicarbonate. All Univar chemicals are purchased at market price for a five year term. The Genecor Agreement for the purchase of Alpah-Amylase, Glucoamylas and Protease was renewed by the Company on July 1, 2007 for a term of one year for the purchase of Alpah-Amylaw, Glucoamylas and Protease.

9. RELATED-PARTY TRANSACTIONS
The Company has balances and transactions in the normal course of business with various related parties for the purchases of corn for production and the sales of distiller grains. Significant related party activity affecting consolidated financial statements are as follows:

	June 30, 2007	December 31, 2006
Balance Sheet
Accounts receivable	$221,005	$—
Accounts payable	1,225,623	46,281
Accrued liabilities	1,525,000	1,525,000
Corn purchases	4,814,768	172,176

Statement of Operations
Revenues	$1,277,029	$—
Cost of Sales	$4,814,768	$—
PART 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three- and six-month periods ended June 30, 2007, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Disclosure Regarding Forward-Looking Statements Except for the historical information, the discussions in this Report contain forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may also arise in connection with subsequent written or oral comments issued by us or persons acting on our behalf. Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in Item 1A Risk Factors of our Annual Report on Form 10-K as updated in Item IA of this Quarterly Report. These forward-looking statements include any statements that relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Our forward-looking statements in this report generally relate to the following: (i) our expectations relating to short-term expenses and future savings under the terms of our coal contracts; (ii) our belief that our cash reserves and lines of credit will be adequate to fund operations and meet working capital requirements; (iii) our intent to use proceeds from loan agreements to satisfy operating expenses and construction costs; (iv) our intentions relating to futures and options contracts; (v) our estimates for future corn usage; (vi) our belief that price protection positions will produce long-term positive growth for the Company; and (vii) our intention to use a hedging strategy to establish a price floor for ethanol sales. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to the following:
•	Economic, competitive, demographic, business and other conditions in our local, regional and national markets;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or not taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry;

•	The loss of any license or permit;

•	The loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Changes in our business strategy, capital to support capital improvements and development;

•	Our ability to maintain a favorable relationship with our lender and comply with the covenants in our loan agreements;

•	Energy market movements, crop prospects and weather (including the price of ethanol relative to gasoline);

•	Changes in the price of corn or to our estimated corn usage; and

•	The status of our coal supply contracts, the price of coal, and our ability to use lignite in our coal combustor.
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We cannot guarantee future results, events, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date they are made and are based on information known to us and assumptions as of that date. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.
Summary
Red Trail Energy, LLC (a North Dakota Limited Liability Company), was organized to pool investors to build a 50 million gallon annual production ethanol plant near Richardton, North Dakota. Construction began in 2005 and the Company exited its development stage in January 2007 when it began generating substantial revenues from ethanol production.
Liquidity and Capital Resources
Overview
As of June 30, 2007, we had total assets of approximately $109,581,000 consisting primarily of cash, accounts receivable, inventory, and property, plant, and equipment. As of June 30, 2007, we had current liabilities of approximately $14,658,000 consisting primarily of accounts payable, accrued liabilities, and current maturities of long-term debt related to the construction of the plant and long-term liabilities of approximately $57,491,000 consisting primarily of bank debt financing for the construction of the plant.
For the six months ended June 30, 2007, cash provided in operating activities was approximately $3,882,000, cash used in investing activities was approximately $3,891,000 and cash provided by financing activities was approximately $11,127,000.
Since operations began on January 1, 2007, we have had issues with the delivery and quality of lignite under the lignite supply agreement, as well as the use of lignite in our coal combustor. We have explored other options, including using Powder River Basin (“PRB”) coal as an alternative. On April 23, 2007, the Company entered into coal supply contracts with Westmoreland Coal Sales Company (“WCSC”) and Westmoreland Resources Inc. (“WRI”) for the purchase of Powder River Basin (PRB) coal. The Company has annual options to extend the contract through 2009 and purchase not less than 95,000 tons and not more than 115,000 tons per year. Any ongoing increases in the price of coal will increase our cost of goods sold and may cause our net income to decrease. We anticipate this change in the coal contracts will result in an additional expense of approximately $80,000 per month under the existing terms of these short-term agreements. Any indirect savings from these contracts have not been accounted for. We anticipate future savings once an operating baseline has been established.
As of June 30, 2007, we had remaining material commitments related to our construction agreement with Fagen in the amount of approximately $3,840,000 and remaining material commitments related to our consulting agreement with GreenWay in the amount of approximately $1,225,000. As of June 30, 2007, we paid approximately $71,153,000 to Fagen primarily from the proceeds from our equity financings and bank borrowings. Based on our cash on hand as of the date hereof, including the loan proceeds available to us as described in Note 4, we believe that we will have adequate cash reserves and available lines of credit after construction is completed and payment of the remaining amounts to GreenWay to fund operations unless unforeseen events occur.

As of June 30, 2007, we have used all funds remaining from our equity financings. Current and remaining operating expenses, including all remaining construction costs, will be paid with the proceeds from our loan agreements. We anticipate that we have sufficient funds available, approximately $8,000,000 at June 30, 2007, from our term loan agreements and $3,500,000 from our line of credit agreement to meet our working capital requirements unless unforeseen events occur.
Construction loan agreements
In December 2005, we entered into a construction loan agreement with a bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the plant (the “Credit Agreement”). The Credit Agreement requires us to maintain certain financial ratios and meet certain non-financial covenants. The Credit Agreement is secured by substantially all of our assets and includes the terms as described below.
Construction Loan
The Credit Agreement provides for a construction loan for up to an amount of approximately $55,212,000 with a loan termination date of April 16, 2007. As of June 30, 2007, the Company has borrowed the maximum amount available under the Credit Agreement. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.75% at June 30, 2007. The Credit Agreement calls for interest only payments to be made on the construction loan every three months beginning March 2006 through the loan termination date. The Company signed an agreement with the bank on April 16, 2007, the loan termination date, per the terms of the original agreement (the “April 2007 Term Notes”). All principal and unpaid interest totaling approximately $55,212,000 were paid out through the three April 2007 Term Notes, each with specific interest rates and payments terms as described in the construction loan agreement and below.
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
The agreement calls for payments of approximately $1,005,000 to be made each quarter after the loan termination date with amounts allocated to the term notes in the following manner: 1) to accrued interest on the Long-Term Revolving Note, 2) to accrued interest on the Variable Rate Note, and 3) to the principal balance on the Variable Rate Note.
Under the terms of the April 2007 Term Notes, the interest rates of the Variable Rate Note and the Long-Term Revolving Note will be reduced if the Company achieves specified indebtedness to net worth ratios. In addition, a 1% pre-payment fee applies to all term debt if paid prior to April 2010.
All unpaid amounts on the three term notes are due and payable in April 2012. The outstanding borrowings on the three term notes at June 30, 2007 totaled approximately $55,212,000.
We are subject to a number of covenants and restrictions in connection with this loan, including:
•	Providing the bank with current and accurate financial statements;

•	Maintaining certain financial ratios, minimum net worth, and working capital;

•	Maintaining adequate insurance;

•	Not making or allowing to be made, any significant change in our business or tax structure; and

•	Limiting our distributions to members.
The April 2007 Term Notes also contain a number of events of default, which if any of which were to occur, would give the bank certain rights, including but not limited to:

•	Declaring all the debt owed to the bank immediately due and payable; and

•	Taking possession of all of our assets, including any contract rights.
The bank could then sell all of our assets or business and apply any proceeds to repay their loans. We would continue to be liable to repay any loan amounts still outstanding.
Revolving Line of Credit
We entered into a $3,500,000 line of credit agreement with a bank, subject to certain borrowing base limitations, and the term of which was originally through July 2007. In July 2007 the Company renewed the $3,500,000 line of credit, keeping consistent the current terms of the agreement, for a term of 1 year. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.75% and 8.72% at June 30, 2007 and December 31, 2006. The Company has no outstanding borrowings on the revolving line of credit as of June 30, 2007.
Interest Rate Swap Agreement
The Credit Agreement provides for us to enter into interest rate swap contracts for up to approximately $2,800,000. In December 2005, we entered into an interest rate swap transaction that effectively fixes the interest rate at 8.08% on approximately $27.6 million, which was the balance of outstanding principal of the construction loan at that time. The interest rate swap was not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are recorded as a gain or loss from non-designated hedging activities. For the quarters ended June 30, 2007 and 2006, there were no net settlements, and market value adjustments resulting in a gain of approximately of $299,000 and $303,000, respectively. Market value adjustments for the six months ended June 30, 2007 and 2006 totaled an unrealized gain of approximately $385,000 and $707,000, respectively, which was recognized as a reduction of interest expense.
Letters of Credit
The Credit Agreement provides for up to $1,000,000 in letters of credit with the bank to be used for any future line of credit requested by a supplier to the plant. All letters of credit were originally due and payable at the loan termination date in April, 2007, but the maturity dates were extended at that time to April 2012 per the terms of the April 2007 Term Notes. The Credit Agreement provides for us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of June 30, 2007, we have one outstanding letter of credit for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the Credit Agreement, we entered into three separate subordinated debt agreements totaling approximately $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of June 30, 2007 and 2006 the outstanding amounts on these loans was $5,525,000.
Cash Flows
The following table shows cash flows for the three and six months ended June 30, 2007 and 2006:

	Six Months Ended	Three Month Ended	Six Months Ended	Three Month Ended
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities	3,882,238	1,332,641	(1,648,497)	(116,001)
Cash Flows used in Investing Activities	(3,890,514)	(345,791)	(30,235,896)	(19,282,075)
Cash Flows from Financing Activities	11,127,376	8,001,382	12,878,595	6,688,955
Cash Flow From Operations
The net cash flow received for operating activities during the six months ended June 30, 2007 increased approximately $2,334,000 over the six months ended June 30, 2006. The increased receipts during the first six months of fiscal 2007 were primarily due to the plant commencing operations January 1, 2007 with cash subsequently generated through ethanol and by-product sales. As of June 30, 2007 our capital needs are adequately met through cash from our operating activities and our current credit facilities.
Cash Flow From Investing Activities
Cash used for investing activities decreased by approximately $26,345,000 for the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006, primarily because we have completed our plant construction. We used cash provided by the debt financing for capital expenditures, primarily for costs related to plant construction and for equipment purchases.
Cash Flow From Financing Activities
Cash provided from financing activities decreased by approximately $1,752,000 for the six months ended June 30, 2007. Since our inception, we have generated significant cash inflows from bank financing arrangements and member equity contributions. Proceeds for the first six months of fiscal year 2007 from our bank financing arrangements increased by 67% compared to the bank proceeds from the first six months of fiscal year 2006. This is primarily due to completion of all phases of plant construction.

Results of Operations
The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the quarter and six months ended June 30, 2007 and 2006.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	Amount	Amount	Amount	Amount
Revenues	$30,247,829	$—	$49,182,704	$—
Costs of Sales	25,877,011	—	40,980,764	—
Gross Margin	4,370,818	—	8,201,940	—
Operating expenses	881,109	246,523	1,728,774	402,755
Operating income (loss)	3,489,709	(246,523)	6,473,166	(402,755)
Other Income (Expense)	(1,034,693)	340,743	(2,244,842)	885,475

Net Income	$2,455,016	$94,220	$4,228,324	$482,720
Results of Operations for the Quarter and Six Months Ended June 30, 2007 as Compared to the Quarter and Six Months Ended June 30, 2006
Revenues
The increase in revenues for the quarter and six months ended June 30, 2007 compared to the quarter and six months ended June 30, 2006 is due to plant becoming operational in January 2007. Prior to January 2007, the Company was in the developmental stage.
Cost of Sales
Our cost of goods sold as a percentage of revenues is 85.55% and 83.32% for the quarter and six months ended June 30, 2007. We had no cost of goods sold for the quarter or six months ended June 30, 2006, as we began producing ethanol during January 2007.
Operating Expenses
Our operating expenses were approximately $881,000 and $1,729,000 for the quarter and six months ended June 30, 2007. Our operating expenses increased over the same periods in 2006 by approximately $635,000, or 213%, for the quarter and $1,326,000, or 302%, for the six-month period. These increases are primarily due to the plant becoming operational as of January 1, 2007 as well as professional and consulting fees. In the six months ended June 30, 2007, our material operating expenses were: 1) approximately $174,000 related to management fees; 2) approximately $387,000 related to professional fees; and 3) approximately $135,000 related to salaries and benefits. Our expenses relating to professional fees were also higher for the quarter and six months ending June 30, 2007, as compared to the quarter ended June 30, 2006, due to our need for additional IT support, legal and audit fees for SEC filings, and legal and consulting fees. In the six months ended June 30, 2006, our material operating expenses were: 1) approximately $17,000 related to labor; and 2) approximately $116,000 for professional fees.
Other Income, Net
The interest expense for the quarter and six months ended June 30, 2007 was approximately $1,117,000 and $2,364,000, respectively. During the six month periods ended June 30, 2007 and 2006, the Company recognized the gains/losses from the interest rate swap agreement within interest expense. Market value adjustment for the six months ended June 30, 2007 and 2006 totaled an unrealized gain of approximately $385,000 and $707,000, respectively. Funds were not drawn on the construction loan until the second quarter of 2006. Bank interest costs incurred during the quarter and six months ended June 30, 2006 were capitalized as a result of the construction of the plant. During the quarter and six months ended June 30, 2007, the plant has become operational, and interest costs are expensed. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.75% at June 30, 2007.
Interest income was approximately $90,700 and $81,435 for the quarter and six months ended June 30, 2007. For the quarter and six months ended June 30, 2006, interest expense was approximately $38,000 and $179,000, respectively. Interest income decreased for the six month period and increased for the three month period for the quarter and six months ending June 30, 2007 as compared to the quarter and six months ending June 30, 2006 due to the increase in the operating cash account due to the start up of operations during January 2007. We do not expect to receive any significant interest income beyond daily interest earned on sweep accounts for the remainder of 2007 due to cash reserves funding operations and debt payments.
Gains (losses) from non-designated hedging derivatives are derived from investments in corn call options with a financial institution and an interest rate swap contract which is part of an agreement associated with bank financing to effectively fix the interest rate on approximately $27,600,000 of our future debt at an interest rate of 8.08%. For the quarter and six months ended June 30, 2007 and 2006, there were no settlements. There were no market value adjustments for non-designated hedging derivatives on the interest rate swap contract for the quarter and six months ended June 30, 2007, and an unrealized gain of approximately $303,000 and $707,000 was recognized for the quarter and six months ended June

30, 2006. We may recognize significant gains or losses in the near future in connection with our interest rate swap contract and corn call options.
There was no grant income for the quarter and six-month periods ending June 30, 2007 or 2006.
Critical Accounting Estimates
Our most critical accounting policies, which are those that require significant judgment, include valuation of derivative instruments and inventory. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2007.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
As disclosed in Note 8 to our condensed financial statements and in our discussion of liquidity above, there was a material change to our contractual purchase obligations during the second quarter of 2007. In April, we terminated our contract with General Industries, Inc. d/b/a Center Coal Company (“CCC”) for the purchase of lignite coal. To replace this agreement, we entered into coal supply contracts with Westmoreland Coal Sales Company (“WCSC”) and Westmoreland Resources Inc. (“WRI”) for the purchase of Powder River Basin coal. The WCSC and WRI contracts provide for purchases through December 31, 2007, and May 31, 2007, respectively. We have annual options to extend the contracts through 2009 and purchase not less than 95,000 tons and not more than 115,000 tons per year. Although we anticipate that this change will initially result in an additional expense of approximately $80,000 per month, we anticipate future savings once an operating baseline has been established, which we expect to occur in the fourth quarter of 2007. Otherwise, there were no material changes in the Company’s contractual obligations and commercial commitments during the three months ended June 30, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations will be exposed to market risks primarily as a result of changes in interest rates and commodity prices. We do not intend to use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
We expect to be exposed to market risk from changes in interest rates when we begin to draw upon our existing debt facilities. As of June 30, 2007, we have outstanding debt of approximately $56,000,000 with First National Bank of Omaha. Our construction is now complete and we expect to have sufficient funds from operations and existing financial instruments to fund operations. In addition, we utilized debt to finance a significant amount of our expenditures in 2006. Our long-term debt bears interest at a variable rate and therefore changes in the interest rate would affect our cash flows and results of operations.
Commodity Price Risk
We also expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and coal in the ethanol production process and the sale of ethanol. We will seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. In practice, as markets move, we will actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions will accomplish an economic hedge against our future purchases, they likely will not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We intend to use fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. For example, we would generally expect that a 10% increase in the cash price of corn would produce a $100,000 increase in the fair value of our derivative instruments. Whereas a 10% decrease in the cash price of corn would likely produce a $100,000 decrease in the fair value of our derivatives. Approximately 15% of our ethanol is hedged through 2007.
The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At June 30, 2007, the Company recorded an asset for derivative instruments related to investments in corn put options with a market value of approximately $11,000. There are several variables that could affect the extent to which our derivative instruments are affected by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest effect on the derivatives instruments with delivery dates nearest the current cash price.
To manage our corn price risk, our hedging strategy is designed to establish a price ceiling for our corn purchases. We intend to take a net long position on our exchange traded futures and options contracts, which should allow us to offset increases or decreases in the market price of corn. The upper limit of loss on our futures contracts will be the difference between the futures price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our exchange traded and over-the-counter option contracts will be limited to the amount of the premium we paid for the option.
We estimate that our expected corn usage will be approximately 18 million bushels per year for the production of 50 million gallons of ethanol. We frequently engage in option contract price protection for our expected corn usage through the first forty days of operation. As of June 30, 2007, we had several open contracts. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the effect such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.
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
To manage our ethanol price risk, Renewable Products Marketing Group will have a percentage of our future production gallons contracted through fixed price contracts, ethanol rack hedges and gas plus hedges. We communicate closely with Renewable Products Marketing Group to ensure that they are not over marketing our group’s ethanol volume by updating them continuously on estimated production. As ethanol prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on energy market movements, crop prospects and weather, any price protection positions may cause short-term adverse effects but are expected to produce long-term positive growth for the Company.
To manage our coal price risk, we entered into a Coal Purchase Agreement with our suppliers (WRI and WCSC) to supply us with coal, fixing the price at which we purchase coal for the near term. The price of coal has risen substantially over the last several months and our strategy is to purchase coal based on our operating assumptions. This strategy has been effective during the three- and six-month periods ended June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2007, have concluded that our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that our disclosure controls and procedures are effective in ensuring that information that we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
As previously announced in a Current Report on Form 8-K, on May 11, 2007, the Company announced the resignation of Bonnie G. Eckelberg as Chief Financial Officer. Effective as of May 11, 2007, the Company has appointed James Highum with Greenway Consulting, Red Trail Energy’s existing management consulting firm, to serve as the interim CFO until a new Chief Financial Officer has been hired. To date James Highum continues to serve as the interim CFO. Thus, the Company does not currently have an on-site Chief Financial Officer. However, we do not believe that this has caused changes to our disclosure controls and procedures. Accordingly, there have not been changes in our internal control over financial reporting that occurred during the fiscal quarter ended June

30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2006. “Risk Factors” are conditions that may cause investment in our company to be speculative or risky. In light of developments during the second quarter, we have decided to update our Risk Factors as set forth below. Other than these updates, we are not currently aware of factors other than those set forth in our Annual Report on Form 10-K that would have a foreseeable effect on the level of risk associated with investment in our company; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
Risks related to termination of lignite coal contract with General Industries.
In April 2007, the Company terminated the lignite coal delivery contract with General Industries, Inc., d/b/a Center Coal Company, due to Center Coal Company’s failure to deliver coal pursuant to the terms of the contract. Center Coal Company has disputed this termination as improper. The Company has attempted to negotiate a resolution, but may ultimately be unsuccessful. While the Company believes that the termination was justified and legal, Center Coal Company may decide to sue the Company. While the Company would vigorously defend against any lawsuit and would pursue its rights under the contract, there is no assurance that the Company would prevail. If the Company were to be sued and lose, it could face a variety of penalties, including, but not limited to, paying Center Coal Company the remaining value of the contract, reinstating the Center Coal Company contract or other remedies imposed by a court of law. Any of these possible remedies could have a material adverse impact on the financial and operational performance of the Company.
Risks related to potential ongoing use of Powder River Basin coal.
The Company is currently using Powder River Basin coal instead of lignite as a result of the breach of the lignite delivery contract by Center Coal Company and problems with using lignite in the coal combustor. Because the Company has received grant funds for using lignite, the Company may be required to repay all or a portion of the grant funds if it does not resume using lignite in the future.
The Company has experience problems using lignite coal in the coal combustor and may face increased operating costs if it does not resume using lignite.
The Company has experienced problems using lignite in the coal combustor since start-up in January 2007. The Company has discussed these problems with its design-builder, Fagen, Inc., as well as the combustor subcontractors, and is trying to find a solution to the problems. If the Company is unable to find a reasonable solution, it may not be able to use lignite in the coal combustor in the future, but would have to use Powder River Basin coal instead. Per ton, Powder River Basin coal is more expensive than lignite. As a result, the Company may face increased operating costs if it does not resume using lignite and this may result in reduced profits.
The Company has withheld $3.8 million from its design-builder, Fagen, Inc., related to the coal combustor.
The Company has withheld $3.8 million from its design-builder, Fagen, Inc., due to punch list items which are not complete as of June 30, 2007 and problems with the coal combustor. The punch list is an item that must be complete under the terms of the Design Build Contract in order for the Company to sign off on Final Completion and authorize payment of the $3.8 million. In addition to a number of other punch list items, the Design-Build Contract specified that the coal combustor would operate on lignite coal; however, the coal combustor has not run consistently on lignite and the Company has suffered plant shut-downs as a result. The Company is working with

Fagen and its subcontractors on these issues; however, there is no assurance that any potentially agreed upon solution would solve the problems or solve the problems for $3.8 million or less. There is also no assurance that Fagen and its subcontractors will agree on any solution or even agree that the problem is their responsibility to correct. If Fagen disputes the withholding of the $3.8 million and demands payment, the Company may be forced to pay the $3.8 million and there would be no assurance that the punch list items would be completed or that the coal combustor would be able to use lignite coal.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Company’s members was held on Wednesday, May 30, 2007. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. Of the 40,373,970 issued and outstanding Membership Units available to vote, there were 28,394,557 Membership Units or approximately 70.32% of the issued and outstanding Membership Units represented in person or by proxy at the Annual Meeting. Matters voted upon and the results of the voting were as follows:
(a) Cumulative voting became effective for all members when the intent to cumulatively vote units was expressed in a written request to the Company. Each member/proxy was entitled to give one nominee for governor a number of votes equal to the number of governor positions available (in this case, seven) multiplied by the number of votes to which the member’s units were normally entitled. Each member/proxy could then distribute its aggregate number of votes among as many of the nominees for governor as that member/proxy desired. Withholding votes or voting against a nominee had no legal effect.
In addition to the seven governor candidates nominated by the Company’s board of governors, two governor candidates were nominated from the floor. As the Company’s Chairman explained at the Annual Meeting and as was explained in our proxy statement and amended proxy statement, the Company would classify its board of governors into three groups with staggered terms. Group I, with an initial term of three years, would be filled by the three nominees who received the most votes. Group II, with an initial term of two years, would be filled by the nominees who received the fourth and fifth most votes. Group III, with an initial term of one year, would be filled by the nominees who received the sixth and seventh most votes. All Groups will serve three-year terms for future elections after this initial term.
The results of the election were as follows:

	Number of Votes For	Length of Initial Term
Group I
Tim Meuchel	46,018,256.66	3 years
Frank Kirschenheiter	38,584,579.66	3 years
Roger Berglund	26,032,325.33	3 years
Group II
Mike Appert	25,845,540	2 years
William Price	22,575,997	2 years
Group III
Jody Hoff	21,938,671.33	1 year
Ronald Aberle	21,776,729	1 year
(b) By a vote of 21,735,142 units in favor, 0 units opposed, 996,572 units abstaining, and 0 units represented by broker nonvotes, the members ratified the selection of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as the Company’s independent auditors for the fiscal year ending December 31, 2007.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBTS
See Exhibit Index following the signature page of this report.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date: August 14, 2007	By:	/s/ Mick J. Miller

Mick J. Miller
President and Chief Executive Officer

EXHIBIT INDEX
RED TRAIL ENERGY, LLC
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

10.1*	Coal Sales Order between the Company and Westmoreland Coal Sales Company dated April 18, 2007 (as disclosed in our Current Report on Form 8-K filed April 23, 2007)

10.2*	Coal Sales Order between the Company and Westmoreland Resources, Inc. dated April 18, 2007 (as disclosed in our Current Report on Form 8-K filed April 23, 2007)

31.1	*Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	*Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.