Form 10-Q/A
period 2007-06-30
RED TRAIL ENERGY, LLC
filed 2007-11-19
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
Amendment 1

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

RED TRAIL ENERGY, LLC
EXPLANATORY NOTE TO QUARTERLY REPORT ON FORM 10-Q/A
Red Trail Energy, LLC (the “Company”) is filing this Quarterly Report on Form 10-Q/A for the period ended June 30, 2007 (“Amendment” or “Second Quarter 2007 Form 10-Q/A Report”) to amend its Quarterly Report on Form 10-Q for the period ended June 30, 2007 that was filed with the Securities and Exchange Commission on August 14, 2007.
This Second Quarter 2007 Form 10-Q/A Report includes a restated condensed balance sheet and statement of operations as of June 30, 2007 and for the three and six months ended June 30, 2007, and the condensed statement of cash flow for the six month period ended June 30, 2007.
Subsequent to the issuance of the Company’s condensed financial statements as of and for the three and six months ended June 30, 2007, the Company determined that for the three and six months ended June 30, 2007, it had incorrectly recorded, due to a non-cash clerical error, an over accrual of interest expense of approximately $147,000. The error resulted in the overstatement of accounts payable and understatement of net income for the three and six month periods ended June 30, 2007.
As a result, the condensed balance sheet, and the condensed statements of operations and cash flows have been restated from the amounts previously reported to correct this error. This Second Quarter 2007 Form 10-Q/A Report includes currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

RED TRAIL ENERGY, LLC
FORM 10-Q/A QUARTERLY REPORT FOR THE QUARTER ENDED
JUNE 30, 2007

i

PART I — FINANCIAL INFORMATION
Item 1. — Condensed Financial Statements (Unaudited)
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$11,540,822	$421,722
Accounts receivable	4,300,430	—
Derivative instrument at fair value	10,925	320,341
Prepaid expenses	35,191	63,782
Inventory	7,817,610	3,956,129
Interest rate swap at fair value	274,060	—

Total current assets	23,979,038	4,761,974

PROPERTY AND EQUIPMENT
Land	300,602	300,602
Equipment	77,996,393	151,851
Land improvements	3,879,911	—
Buildings	5,312,995	313,295
Construction in progress	—	83,290,008

	87,489,901	84,055,756
Less accumulated depreciation	2,843,507	16,016

Total property and equipment, net	84,646,394	84,039,740

OTHER ASSETS
Debt issuance costs, net of amortization	875,611	982,574
Deposits	80,000	80,000

Total other assets	955,611	1,062,574

Total Assets	$109,581,043	$89,864,288

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,424,216	$2,909,228
Accounts payable	8,799,308	4,437,601
Accrued expenses	2,285,995	2,323,476
Interest rate swap at fair value	—	110,935

Total current liabilities	14,509,519	9,781,240

OTHER LIABILITIES
Contracts payable	275,000	275,000

Long-term debt, net of current maturities	57,491,348	46,878,960

MEMBERS’ EQUITY	37,305,176	32,929,088

Total Liabilities and Members’ Equity	$109,581,043	$89,864,288

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$30,247,829	$—	49,182,704
Cost of goods sold	25,877,011	—	40,980,764	—

Gross Profit	4,370,818	—	8,201,940
General and administrative expenses	881,109	246,523	1,728,774	$402,755

Operating income (loss)	3,489,709	(246,523)	6,473,166	(402,755)

Other Income (Expense)
Grant income	—	—	27,750	—
Interest expense	(969,088)	302,951	(2,216,137)	706,664
Interest income	81,455	37,792	90,684	178,811
Other	604	—	525	—

Total other income (expense)	(887,029)	340,743	(2,097,178)	885,475

Net Income	$2,602,680	$94,220	$4,375,988	$482,720

Weighted Average Units Outstanding	40,373,970	40,373,970	39,873,872	38,866,794
Net Income Per Unit — basic and diluted	$0.06	$0.00	$0.11	$0.01

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$4,375,988	$482,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,827,491	—
Change in derivative instrument fair value	309,515	—
Amortization	106,963	—
Non-cash equity-based compensation	10,000	—
Change in fair value of interest rate swap	(384,995)	(706,664)
Changes in assets and liabilities:
(Increase) in accounts receivable	(4,300,430)	—
(Increase) in inventory	(3,861,481)	—
Decrease in prepaid expenses	28,591	16,967
Increase (decrease) in accounts payable	4,818,077	(1,485,260)
(Decrease) increase in accrued expenses	(195,145)	43,740

Net cash provided by (used in) operating activities	3,882,238	(1,648,497)

Cash Flows from Investing Activities
Capital expenditures	(3,890,514)	(30,235,896)

Net cash used in investing activities	(3,890,514)	(30,235,896)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(529,900)
Payments of debt		(11,242)
Proceeds from long-term debt	11,138,618	6,689,040
Member contributions	—	6,719,455

Net cash provided by financing activities	11,127,376	12,878,595

Net Increase (Decrease) in Cash and Equivalents	11,119,100	(19,005,798)

Cash and Equivalents — Beginning of Period	421,722	19,043,811

Cash and Equivalents — End of Period	$11,540,822	$38,013

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$1,525,901	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt issuance costs included in accounts payable	$—	$26,078
Capital expenditures included in accounts payable	$3,841,295	$7,761,397

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

	June 30, 2007	December 31, 2006
Raw Materials, including corn, coal, chemicals and supplies	$6,061,272	$3,635,675
Work in process	602,706	320,454
Ethanol and distillers grains	1,153,632	—

Total	$7,817,610	$3,956,129

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
The Company recognizes the related costs under these agreements using the straight-line attribution method over the vesting period based on the current fair value unit price at the grant date. Equity-based compensation expense for the quarter ended June 30, 2007 of approximately $5,000 is included in general and administrative expenses. Equity-based compensation expense for the six months ended June 30, 2007 totaled approximately $10,000.
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
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted from the gross sales price at the time payment is remitted to the Company. Because the Company is receiving an identifiable marketing benefit in the sales arrangement with the customer, these marketing fees are recorded gross in revenue and cost of goods sold in the accompanying statements of operations.
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
3. DERIVATIVE INSTRUMENTS
At June 30, 2007, the Company has recorded an asset for non-designated derivative instruments related to their investments in corn put options with a market value of approximately $11,000. The Company had recorded approximately $321,000 in derivative instruments related to corn for the year ended December 31, 2006. Settlements and changes in fair value are recorded in the cost of goods sold account and are net against the cost of corn to hedge price fluctuations. During the three and six month periods ended June 30, 2007, the Company recognized approximately $21,000 and $698,000 of decreases in cost of goods sold related to the net effects of these contracts. The Company had no operating effects from corn related derivative settlements during the three and six month periods ended June 30, 2006.
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
Subordinated Debt
As part of the Credit Agreement, the Company entered into three separate subordinated debt agreements totaling $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 10.75% at June 30, 2007) and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding quarterly with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The outstanding balance on these loans is $5,525,000 as of June 30, 2007 and December 31, 2006. The Company has incurred interest expense of approximately $148,000 and $294,000, respectively, for the three and six month periods ended June 30, 2007.
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
Equipment under capital leases is as follows at:

		December 31,
	June 30, 2007	2006
Equipment	$216,745	$216,745
Accumulated amortization	15,730	598

Totals	$201,015	$216,147

At June 30, 2007, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

	Operating Leases	Capital Leases
2007	$27,000	$61,701
2008	27,000	61,701
2009	27,000	61,701
2010	27,000	15,145
2011		638

Total minimum lease commitments	$108,000	$200,888
Less amount representing interest		22,064

Present value of minimum lease commitments included in preceding long-term liabilities		$178,824

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
Chemical Consignment Purchase Contracts
During November 2006, the Company entered into two consignment purchases for bulk chemicals purchased through Genecor International Inc and Univar Corporation. Genecor will provide Alpha-Amylase, Glucoamylase, and Protease. Univar will provide the following bulk chemicals for a five year term: Caustic Soda, Sulfuric Acid, Anyhydous Ammonia and Sodium Bicarbonate. All Univar chemicals are purchased at market price for a five year term. The Genecor Agreement for the purchase of Alpha-Amylase, Glucoamylas and Protease was renewed by the Company on July 1, 2007 for a term of one year for the purchase of Alpah-Amylaw, Glucoamylas and Protease.

9. RELATED-PARTY TRANSACTIONS
The Company has balances and transactions in the normal course of business with various related parties for the purchases of corn for production and the sales of distiller grains. Significant related party activity affecting consolidated financial statements are as follows:

	June 30, 2007	December 31, 2006
Balance Sheet
Accounts receivable	$221,005	$—
Accounts payable	1,225,623	1,021,281
Notes Payable	1,525,000	1,525,000

Statement of Operations
Revenues	$1,277,029	$—
Cost of Sales	$1,631,278	$—
Operating Expenses	$427,378	$—

Inventory Purchases	$3,183,488	$172,176
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
Liquidity and Capital Resources
Overview
As of June 30, 2007, we had total assets of approximately $109,581,000 consisting primarily of cash, accounts receivable, inventory, and property, plant, and equipment. As of June 30, 2007, we had current liabilities of approximately $14,510,000 consisting primarily of accounts payable, accrued liabilities, and current maturities of long-term debt related to the construction of the plant and long-term liabilities of approximately $57,491,000 consisting primarily of bank debt financing for the construction of the plant.
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
Interest Rate Swap Agreement
The Credit Agreement provides for us to enter into interest rate swap contracts for up to approximately $2,800,000. In December 2005, we entered into an interest rate swap transaction that effectively fixes the interest rate at 8.08% on approximately $27.6 million, which was the balance of outstanding principal of the construction loan at that time. The interest rate swap was not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are recorded as a gain or loss from non-designated hedging activities. For the quarters ended June 30, 2007 and 2006, there were net settlements and value adjustments resulting in a gain of approximately $472,000 and $303,000, respectively. Market value adjustments for the six months ended June 30, 2007 and 2006 resulted in a gain of approximately $385,000 and $707,000, respectively, which was recorded as a reduction of interest expense.
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
Cash Flow From Operations
The net cash flow received for operating activities during the six months ended June 30, 2007 increased approximately $5,531,000 over the six months ended June 30, 2006. The increased receipts during the first six months of fiscal 2007 were primarily due to the plant commencing operations January 1, 2007 with cash subsequently generated through ethanol and by-product sales. As of June 30, 2007 our capital needs are adequately met through cash from our operating activities and our current credit facilities.
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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	Amount	Amount	Amount	Amount
Revenues	$30,247,829	$—	$49,182,704	$—
Cost of Sales	25,877,011	—	40,980,764	—

Gross Margin	4,370,818	—	8,201,940	—
Operating Expenses	881,109	246,523	1,728,774	402,755

Operating income (loss)	3,489,709	(246,523)	6,473,166	(402,755)
Other Income (Expense)	(887,029)	340,743	(2,097,178)	885,475

Net Income	$2,602,680	$94,220	$4,375,988	$482,720
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
Other Income, Net
The interest expense for the quarter and six months ended June 30, 2007 was approximately $969,000 and $2,216,000, respectively. During the six month periods ended June 30, 2007 and 2006, the Company recognized the gains/losses from the interest rate swap agreement within interest expense. Market value adjustment for the three and six months ended June 30, 2007 resulted in a gain of approximately $299,000 and $385,000, respectively. Market value adjustments for the three and six months ended June 30, 2006 resulted in a gain of approximately $303,000 and $707,000, respectively. Funds were not drawn on the construction loan until the second quarter of 2006. Bank interest costs incurred during the quarter and six months ended June 30, 2006 were capitalized as a result of the construction of the plant. During the quarter and six months ended June 30, 2007, the plant has become operational, and interest costs are expensed. Interest is to be charged at a rate of 3.4% over LIBOR, which totaled 8.75% at June 30, 2007.
Interest income was approximately $81,435 and $90,700 for the quarter and six months ended June 30, 2007. For the quarter and six months ended June 30, 2006, interest expense was approximately $38,000 and $179,000, respectively. Interest income decreased for the six month period and increased for the three month period for the quarter and six months ending June 30, 2007 as compared to the quarter and six months ending June 30, 2006 due to the increase in the operating cash account due to the start up of operations during January 2007. We do not expect to receive any significant interest income beyond daily interest earned on sweep accounts for the remainder of 2007 due to cash reserves funding operations and debt payments.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
In November 2007, we identified an error in the condensed financial statements for the quarter and six months ended June 30, 2007 with respect to accruing of interest expense. For more information regarding the effect of this error, see the Explanatory Note at the beginning of this filing.
In connection with the restatement and the filing of this Form 10-Q/A, management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated our disclosure controls and procedures. In performing the re-evaluation, management considered the control deficiency that resulted in the error of the amount accrued for interest expense as of June 30, 2007. Based on our re-evaluation, we concluded that the restatement was the result of a significant deficiency in our internal control over financial reporting relating to the reconciliation of certain accrued expenses. In reaching this conclusion, we considered the effects of the restatement to the condensed financial statements for the quarter and six months ended June 30, 2007.
Based on the foregoing re-evaluation of our disclosure controls and procedures as of the end of the quarter covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls
As previously announced in a Current Report on Form 8-K, on May 11, 2007 and October 16, 2007, the Company announced the resignation of Bonnie G. Eckelberg as Chief Financial Officer. Effective as of May 11, 2007, the Company had appointed James Highum with Greenway Consulting, Red Trail Energy’s existing management consulting firm, to serve as the interim CFO until a new Chief Financial Officer had been hired. James Highum continued to serve as the interim CFO through October 16, 2007 when Mark Klimpel was appointed to serve as CFO. We do not believe that this has caused changes to our disclosure controls and procedures. Accordingly, there have not been changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RED TRAIL ENERGY, LLC

Date: November 19, 2007	By:	/s/ Mick J. Miller

Mick J. Miller
President and Chief Executive Officer

EXHIBIT INDEX
RED TRAIL ENERGY, LLC
FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2007

10.1*	Coal Sales Order between the Company and Westmoreland Coal Sales Company dated April 18, 2007 (as disclosed in our Current Report on Form 8-K filed April 23, 2007)

10.2*	Coal Sales Order between the Company and Westmoreland Resources, Inc. dated April 18, 2007 (as disclosed in our Current Report on Form 8-K filed April 23, 2007)

31.1	*Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	*Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007 filed on August 14, 2007