Form 10-Q
period 2007-09-30
RED TRAIL ENERGY, LLC
filed 2007-11-19
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 14, 2007, the Company has outstanding 40,373,970 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
September 30, 2007

Page
PART I — FINANCIAL INFORMATION	1
Item 1. Condensed Financial Statements (Unaudited)	1
Condensed Balance Sheets	1
Condensed Statements of Operations	2
Condensed Statements of Cash Flows	3
Notes to Unaudited Condensed Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Disclosure Regarding Forward-Looking Statements	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	19
PART II — OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22
SIGNATURES	23
Exhibit Index	24
Revolving Promissory Note
Construction Loan Agreement Amendment
RPMG Assignment Agreement
CSC Assignment Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certification
Section 906 Certification
$3,500,000 Revolving Promissory Note
Second Amendment to Construction Loan Agreement
Assignment and Assumption Agreement
Consent to Assignment and Assumption of Marketing Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certification
Section 906 Certification

PART I — FINANCIAL INFORMATION
Item 1. — Condensed Financial Statements (Unaudited)
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$14,792,743	$421,722
Accounts receivable	3,463,464	—
Derivative instrument at fair value	7,642	320,341
Prepaid expenses	93,037	63,782
Inventory	2,976,582	3,956,129

Total current assets	21,333,468	4,761,974

PROPERTY, PLANT AND EQUIPMENT
Land	300,602	300,602
Equipment	78,135,931	151,851
Land improvements	3,918,766	—
Buildings	5,312,995	313,295
Construction in progress	—	83,290,008

	87,668,294	84,055,756
Less accumulated depreciation	4,295,354	16,016

Total property, plant and equipment, net	83,372,940	84,039,740

OTHER ASSETS
Debt issuance costs, net of amortization	823,785	982,574
Deposits	80,000	80,000

Total other assets	903,785	1,062,574

Total Assets	$105,610,193	$89,864,288

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$3,733,239	$2,909,228
Accounts payable	5,211,908	4,437,601
Accrued expenses	2,285,228	2,323,476
Interest rate swap at fair value	303,259	110,935

Total current liabilities	11,533,634	9,781,240

OTHER LIABILTIIES
Contracts payable	275,000	275,000

Long-term debt, net of current maturities	56,263,604	46,878,960

MEMBERS’ EQUITY	37,537,955	32,929,088

Total Liabilities and Members’ Equity	$105,610,193	$89,864,288

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$27,329,379	$—	$76,512,183	$—
Cost of goods sold	24,703,796	—	65,684,560	—

Gross Profit	2,625,583	—	10,827,623
General and administrative expenses	568,223	406,079	2,297,129	808,837

Operating income (loss)	2,057,360	(406,079)	8,530,494	(808,837)

Other Income (Expense)
Grant income	—	—	27,750	—
Interest expense	(2,087,460)	—	(4,220,487)	—
Interest income	151,079	735	241,764	179,546
Other	111,900	(623,306)	29,346	83,358

Total other income (expense)	(1,824,481)	(622,571)	(3,921,627)	262,904

Net Income	$232,879	$(1,028,650)	$4,608,867	$(545,933)

Weighted Average Units Outstanding	40,373,970	40,373,970	40,373,970	39,375,382
Net Income Per Unit — basic and diluted	$0.00	$(0.03)	$0.11	$(0.01)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$4,608,867	$(545,933)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,279,338	4,251
Change in derivative instrument fair value	312,699	(353,321)
Amortization	158,660	—
Non-cash compensation	15,000	—
(Gain) loss from non-designated hedging activities	—	—
Change in fair value of interest rate swap	192,454	(130,078)
Changes in assets and liabilities:
(Increase) in accounts receivable	(3,463,464)	—
(Increase) in inventory	979,547	—
Decrease in prepaid expenses	(29,255)	11,646
Increase (decrease) in accounts payable	1,133,302	(1,367,062)
(Decrease) increase in accrued expenses	(53,248)	116,826

Net cash provided by (used in) operating activities	8,133,900	(2,263,671)

Cash Flows from Investing Activities
Capital expenditures	(3,971,532)	(52,745,500)

Net cash used in investing activities	(3,971,532)	(52,745,500)

Cash Flows from Financing Activities
Payments for debt issuance costs	—	(545,865)
Payments of debt	(945,396)
Proceeds from long-term debt	11,154,049	29,833,527
Member contributions	—	6,719,457

Net cash provided by financing activities	10,208,653	36,007,119

Net Increase (Decrease) in Cash and Equivalents	14,371,021	(19,002,052)

Cash and Equivalents — Beginning of Period	421,722	19,043,811

Cash and Equivalents — End of Period	$14,792,743	$41,759

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$2,779,961	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt issuance costs included in accounts payable	$—	$6,000
Capital expenditures included in accounts payable	$3,938,670	$6,662,492

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

Red Trail Energy, LLC
Notes to Unaudited Condensed Financial Statements
for the Three and Nine Months Ended September 30, 2007 and 2006
The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Red Trail Energy, LLC (a North Dakota Limited Liability Company), owns and operates a 50 million gallon annual production ethanol plant near Richardton, North Dakota.
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
Reclassifications
The presentation of certain items in the financial statements for the quarter and nine months ended September 30, 2006 have been changed to conform with the classifications used in 2007. These reclassifications had no effect on equity, net income or cash flows as previously reported.
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
Inventory
Inventory consists of raw materials, finished goods, and work in process. Corn, the primary raw material, along with other chemicals and ingredients, is stated at the lower of average cost or market. Finished goods consist of ethanol and distillers grains produced, and are stated at the lower of average cost or market. Inventories consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Raw Materials, including corn, coal, chemicals and supplies	$1,626,559	$3,635,675
Work in process	581,585	320,454
Ethanol and distillers grain	831,438	—

Total	$2,976,582	$3,956,129

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
Debt Issuance Costs
Debt issuance costs are amortized over the term of the related debt by use of the effective interest method. Amortization commenced in June 2006 when the Company began drawing on the related bank loan. Amortization expense for the quarter ended September 30, 2007 was approximately $52,000. Amortization expense for the nine months ended September 30, 2007 totaled approximately $159,000 and is included in interest expense.
Fair Value of Financial Instruments
The fair value of the Company’s cash and cash equivalents, accounts payable and derivative instruments approximates their carrying value. It is not currently practicable to estimate the fair value of our long-term debt and contracts payable since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value of each item.

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
Equity-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplement implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transaction be accounted for using a fair-value-based method. The Company adopted the provisions of SFAS No. 123R using the straight-line attribution method. Under this method, the Company recognizes compensation cost related to service-based awards ratably over a single requisite service period.
The Company recognizes the related costs under these agreements using the straight-line attribution method over the vesting period based on the current fair value unit price at the grant date. Equity-based compensation expense for each of the quarters ended September 30, 2007 and 2006 of approximately $5,000 is included in general and administrative expenses. Equity-based compensation expense for the nine month periods ended September 30, 2007 and 2006 totaled approximately $15,000 and $5,000, respectively.
Earnings Per Unit
Earnings per unit are calculated on a basic and fully-diluted basis using the weighted average units outstanding during the period.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. No such liabilities had been identified as of September 30, 2007.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, and has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.
In accordance with the Company’s agreements for the marketing and sale of ethanol and related products, marketing fees and commissions due to the marketers are deducted at the time payment is remitted to the

Company. Because the Company is receiving and identifiable marketing benefit in the sales arrangement with the customer, these marketing fees are recorded gross in revenue and cost of goods sold in the accompanying statements of operations.
Recently Issued Accounting Pronouncements
Management has reviewed recently issued, but not yet effective, accounting pronouncements and does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of SFAS No. Statement 115, (Accounting for Investments in Certain Debt and Equity Securities). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. This Statement will be effective for the Company’s fiscal year ending December 31, 2008. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.
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
3. DERIVATIVE INSTRUMENTS
At September 30, 2007, the Company has recorded an asset for derivative instruments related to their investments in corn-based derivatives with a market value of approximately $8,000. The Company had recorded an asset for approximately $321,000 in derivative instruments related to corn for the year ended December 31, 2006. Settlements are recorded in the cost of goods sold account and are netted against the cost of corn to hedge price fluctuations. During the three and nine month periods ended September 30, 2007, the Company recognized decreases in cost of goods sold related to the net effects of these contracts of approximately $35,000 and $733,000, respectively. The Company recognized a loss of approximately $47,000 related to the net effects of these contracts during the three and nine month periods ended September 30, 2006 and included the amount with other expenses since it had not yet begun operations.
The Company has derivative instruments in the form of interest rate swaps in an agreement associated with bank financing. The fair market value related to the interest rate swap liability totaled approximately $303,000 and $111,000 as of September 30, 2007 and December 31, 2006, respectively. Market value adjustments and net settlements related to these agreements are net against interest expense. During both the quarters ended September 30, 2007 and 2006 the Company recognized related unrealized losses of approximately $577,000 in interest expense. During the nine month period ended September 30, 2007 and 2006, the Company recognized related unrealized losses of approximately $192,000 and unrealized gains $130,000 respectively in interest expense. See Note 4 for a description of these agreements.
4. LONG TERM DEBT
Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Construction loan agreement payable to bank, see below	$54,305,348	$44,060,352
Subordinated notes payable, see below	5,525,000	5,525,000
Capital lease obligation, see below	166,495	202,836

Totals	$59,996,843	$49,788,188
Less amounts due within one year	3,733,239	2,909,228

Totals	$56,263,604	$46,878,960

The estimated maturities of long-term liabilities are as follows for the 12 months ended September 30:

2008	$3,733,239
2009	4,054,225
2010	4,387,908
2011	10,217,681
2012	37,603,790
Thereafter	—

Total long-term liabilities	$59,996,843

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
Construction Loan
The Credit Agreement provided for a construction loan for up to an amount of approximately $55,212,000 with a loan termination date of April 16, 2007. On the loan termination date of April 16, 2007, all principal and unpaid interest was converted to three term notes (the April 2007 Term Notes) each with specific interest rates and payment terms as described in the following:
The first of the three April 2007 Term Notes is a Fixed Rate Note in the amount of approximately $27,606,000 with interest payments made on a quarterly basis and charged at fixed rate of 3.0% over the three-month LIBOR rate. The interest rate is adjusted quarterly and was 8.36% as of September 30, 2007. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from July 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
The second April 2007 Term Note is referred to as the Variable Rate Note and is in the amount of approximately $17,606,000. Interest will be charged at a variable rate of 3.4% over the three-month LIBOR rate. The interest rate is adjusted quarterly and was 8.76% as of September 30, 2007.
The third April 2007 Term Note, the Long-Term Revolving Note, in the amount of approximately $10,000,000, will be charged interest at a variable rate of 3.4% over the one-month LIBOR rate. The interest rate is adjusted quarterly and was 9.01% as of September 30, 2007. The agreement calls for payments of approximately $1,005,000 to be made each quarter with amounts allocated to the term notes in the following manner: 1) to accrued interest on the Long-Term Revolving Note, 2) to accrued interest on the Variable Rate Note, and 3) to the principal balance on the Variable Rate Note.
Under the terms of the April 2007 Term Notes the interest rates of the Variable Rate Note and the Long-Term Revolving Note will be reduced if the Company achieves specified indebtedness to net worth ratios. The ratios are reviewed on a monthly basis. The Company has not yet met the requirements for lower interest rate pricing as of September 30, 2007. In addition, a 1% pre-payment fee applies to all term debt if paid prior to April 2010. All unpaid amounts on the three term notes are due and payable in April 2012.
Revolving Line of Credit
The Company entered into a $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through July 2008. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over one-month LIBOR rate, which totaled 9.01% and 8.72% at September 30, 2007 and December 31, 2006, respectively. The Company has no outstanding borrowings on the revolving line of credit as of September 30, 2007 and December 31, 2006.
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

Letters of Credit
The Credit Agreement provides for up to $1,000,000 in letters of credit with the bank. All letters of credit were due and payable at the loan termination date in April 2007, at which time the letters of credit were extended to April 2012 per the terms of the April 2007 Term Notes. The Credit Agreement provides for the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of September 30, 2007, the Company had one outstanding letter of credit of approximately $137,000 for capital expenditures for natural gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the Credit Agreement, the Company entered into three separate subordinated debt agreements totaling $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 10.76% at September 30, 2007) and is due and payable subject to approval by the bank. Interest is compounding quarterly with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The outstanding balance on these loans is $5,525,000 as of September 30, 2007 and December 31, 2006. The Company has incurred interest expense related to these loans of approximately $148,000 and $443,000 for the three and nine month periods ended September 30, 2007. Interest costs of approximately $186,000 through September 30, 2006 were included in construction in progress.
5. LEASES
The Company leases equipment under operating and capital leases through 2011. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. The Company has a locomotive engine under operating lease. Rent expense for operating leases was approximately $8,000 and $23,000 for the three and nine month periods ended September 30, 2007. Equipment under capital leases consists of office equipment and plant equipment.
Equipment under capital leases is as follows at:

	September 30, 2007	December 31, 2006
Equipment	$216,745	$216,745
Accumulated amortization	23,296	598

Totals	$193,449	$216,147

At September 30, 2007, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending September 30:

	Operating Leases	Capital Leases
2008	$27,000	$61,701
2009	27,000	61,701
2010	27,000	61,701
2011	6,750	573
2012

Total minimum lease commitments	$87,750	$185,676
Less amount representing interest		19,181

Present value of minimum lease commitments included in the preceding long-term liabilities		$166,495

6. MEMBERS’ EQUITY
The Company has one class of membership units with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. As of September 30, 2007 and December 31, 2006 there were 40,373,970 membership units issued and outstanding.

7. GRANTS
In 2006 the Company entered into a contract with the State of North Dakota through its Industrial Commission for a Lignite Grant not to exceed $350,000. In order to receive the proceeds, the Company was required to construct a 50 million-gallon-per-year ethanol plant located in North Dakota that utilizes clean lignite technologies in the production of ethanol. The Company also had to provide the Industrial Commission with specific reports in order to receive the funds, including a “Final Report” six months after ethanol production has commenced. After the first year of operation, the Company will be required to repay a portion of the proceeds in annual payments of $22,000 over ten years. These payments could increase based on the amount of lignite the Company is using as a percentage of primary fuel. The Company received $275,000 from this grant in 2006. During the first quarter of 2007, the Company had issues with the delivery and quality of lignite coal under the lignite supply agreement as well as combustion issues with the use of lignite in the coal combustor. The Company ended the contract for lignite delivery in April 2007 due to the supplier’s failure to deliver lignite as required by the contract. Also, in April 2007 the Company entered into a short-term coal delivery contract for powder river basin (“PRB”) coal as an alternative to lignite due to alternative lignite availability issues and unresolved performance issues with using lignite. Accordingly, the Company has not received grant proceeds from the Industrial Commission during the 2007 fiscal year. Due to the temporary nature of the Company’s use of PRB coal, the grant terms remain consistent with that described above; however, a permanent change to a primary fuel source other than lignite coal may accelerate or increase repayments of these amounts. The Company intends to use lignite in the future if delivery, pricing, quality and performance issues can be resolved favorably. Because the Company has been temporarily using PRB Coal, the Company had also made a formal request to extend the Final Report deadline from June 30, 2007 to August 31, 2007. The Company received the extension and submitted a letter detailing the status of using lignite coal at the plant. The Industrial Commission has not yet made a ruling as to whether payments will be accelerated as noted above.
The Company entered into a Workforce 20/20 contract with the state in October 2006. This program is designed to assist North Dakota business and industry in retraining and upgrading the skills of current employees brought about through the introduction of new technologies or work methods to the workplace. The purpose is to foster the growth and competition of North Dakota’s work force and industry by ensuring that the current work force has the skills and expertise to compete in a global economy. The Company has not received any proceeds from this grant during 2007.
8. COMMITMENTS AND CONTINGENCIES
Design Build Contract
The Company signed a Design-Build Agreement with Fagen, Inc (Fagen). in September 2005 to design and build the ethanol plant at a total contract price of approximately $77,000,000. The total cost of the project, including the construction of the ethanol plant and start-up expenses, was approximately $99,000,000. The Company has remaining payments under this Design-Build Agreement of approximately $3,947,000, which are due after final completion.
Consulting Contracts
In December 2003, the Company entered into a Development Services Agreement (the “DSA”) and a Management Agreement (the “MA”) with Greenway Consulting. Under the terms of the DSA, Greenway Consulting provided project development, construction management and initial plant operations through start up. The DSA also called for Greenway Consulting to be reimbursed for salary and benefit expenses of the General Manager and Plant Manager retroactive to the date six months prior to successful commissioning of the plant. The Company has paid Greenway Consulting $2,075,000 for services rendered under the DSA and reimbursed Greenway Consulting $135,000 for salary and benefit expenses. The Company still owes $975,000 to Greenway for services rendered under the DSA. Payment is being withheld pending satisfactory resolution to a punch list of items to be completed by Fagen, Inc including problems related to the coal combustor. The DSA expired upon successful commissioning of the plant which occurred on January 1, 2007 at which time the MA went into effect.
Under the terms of the MA, Greenway Consulting provides management of day to day plant operations. For these services the Company will pay 4% of the Company’s pre-tax net income plus $200,000 per year once the Plant is in reasonable compliance with the engineer’s performance standard. In addition, the Company will reimburse Greenway Consulting for the salary and benefits of the General Manager and Plant Manager. The agreement has a five year term which expired December 31, 2011 unless either party terminates this agreement upon a default of the other after thirty days’ written notice. For the three and nine month periods ended

September 30, 2007, the Company had expensed approximately $50,000 and $316,000 for management services under the MA and has also expensed approximately $68,000 and $203,000, respectively, for reimbursement of salary and benefits.
In February 2006, the Company entered into a Risk Management Agreement for Grain Procurement and By product Marketing with John Stewart & Associates (JSA) which continued in effect as of September 30, 2007 and does not have a contract ending date. JSA will provide services in connection with grain hedging, pricing and purchasing. The Company will pay $2,500 per month for these services beginning no sooner than ninety days preceding plant startup. In addition, JSA will serve as clearing broker for the Company and charge a fee of $15.00 per contract plus clearing and exchange fees. Either part has the right to terminate upon written notice. As of September 30, 2007, there are no amounts outstanding.
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
In March 2006, the Company entered into a ten year contract with Southwest Water Authority to purchase raw water. The contract includes a renewal option for successive periods not to exceed ten years. Additionally, the contract requires the Company to make an $80,000 prepayment to be held in escrow for a minimum of three years after which $40,000 may be applied toward their water bill. The base rate for raw water shall be $2.49 per each one thousand gallons of water. The base rate may be adjusted annually by the State Water Commission.
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
Natural Gasoline Contract
During May 2007, the Company entered into an agreement for the delivery of natural gasoline from May 1, 2007 to September 30, 2007. The contract provides for the delivery of 900,000 gallons (USG) during the contract term at a price based on the week average front month NYMEX Crude Oil plus $11.00/bbl. Either party may terminate the contract with written notice. The Company entered in to a new agreement for the delivery of natural gasoline on August 29, 2007. The agreement covers the period from October 1, 2007 to August 31, 2008 and provides for delivery of 1,880,000 USG during the contract term with the same pricing and termination provisions as the current contract.
Marketing Agreements
The Company has a Distillers Grain Marketing Agreement with Commodity Specialist Company (CSC) for the sale and purchase of distillers dried grains. The contract is an all output contract with a term of one year from start-up of production of the plant and continuing thereafter until terminated by either party after ninety days notice. CSC receives a 2% fee based on the sales price per ton sold with a minimum fee of $1.35 per ton and a maximum fee of $2.15 per ton. On August 8, 2007 the Company consented to allow CSC to enter in to an Assignment and Assumption agreement with CHS, Inc under which CSC assigned to CHS all of its rights, title and interest in the Marketing Agreement. The terms of the Marketing Agreement were not materially modified.
The Company has an Ethanol Fuel Marketing Agreement with Renewable Products Marketing Group, LLC (RPMG), which makes RPMG the Company’s sole marketing representative for the Company’s entire ethanol product. The Agreement is a best good faith efforts agreement. The term of the Agreement is twelve months from the first day of the month that the Company initially ships ethanol to RPMG, which occurred in January 2007. At the termination of the initial twelve month term, the Agreement provides that the parties “shall be at liberty to negotiate an extension of the contract.” The Company will pay RPMG $0.01 per gallon for each gallon of ethanol sold by RPMG. Effective October 1, 2007 the Company consented to allow RPMG to enter in to an Assignment and Assumption agreement with RPMG, Inc (a wholly owned subsidiary of RPMG) under which RPMG assigned to RPMG, Inc all of its rights, title and interest in the Ethanol Fuel Marketing Agreement. The terms of the Ethanol Fuel Marketing Agreement were not materially modified.
Coal Purchase Contract
On April 23, 2007, the Company terminated its contract with General Industries, Inc. d/b/a Center Coal Company (“CCC”) for the purchase of lignite coal. On April 23, 2007, the Company entered into coal supply contracts with Westmoreland Coal Sales Company (“WCSC”) and Westmoreland Resources Inc. (“WRI”) for the purchase of Powder River Basin coal to the Company. The WRI order provided for the purchase of not more than 25,000 tons from April 18, 2007 to May 31, 2007 at a total purchase price of approximately $280,000. The WCSC order provides for the purchase of not more than 40,000 tons through December 31, 2007. As of September 30, 2007, the Company had purchased 43,893 tons of coal from WCSC and WRI. The Company has annual options to extend the contract with WCSC through 2009 and purchase not less than 95,000 tons and not more than 115,000 tons per year. As of September 30, 2007, the Company has verbally exercised the option to extend the contract through 2009 to purchase not less than 90,000 tons and not more than 115,000 tons of coal per year.
Chemical Consignment Purchase Contracts
During November 2006, the Company entered into two consignment purchases for bulk chemicals purchased through Genecor International Inc and Univar Corporation. Genecor will provide Alpha-Amylase, Glucoamylase, and Protease. Univar will provide the following bulk chemicals for a five year term: Caustic Soda, Sulfuric Acid, Anhydrous Ammonia and Sodium Bicarbonate. All Univar chemicals are purchased at market price for a five year term. The Genecor Agreement for the purchase of Alpha-Amylase, Glucoamylase and Protease was renewed by the Company on July 1, 2007 for a term of one year for the purchase of Alpha-Amylase, Glucoamylase and Protease.
9. RELATED-PARTY TRANSACTIONS
The Company has balances and transactions in the normal course of business with various related parties for the purchases of corn for production and the sales of distiller grains. Significant related party activity affecting consolidated financial statements are as follows:

	September 30, 2007	December 31, 2006
Balance Sheet
Accounts receivable	$88,779	$—
Accounts payable	1,034,422	1,021,281
Notes Payable	1,525,000	1,525,000

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Statement of Operations
Revenues	$283,045	$—	$1,560,074	$—
Cost of Sales	518,890	—	2,150,169	—
Operating Expenses	204,662	—	632,040	—
		—		—
Inventory Purchases	$2,595,401	$172,176	$5,778,889	$172,176
10. SUBSEQUENT EVENTS
On October 25, 2007, the Company exercised an option to repurchase 200,000 membership units from the North Dakota Development Fund and Stark County. The cost to exercise the option was approximately $211,000. The membership units were repurchased to be used in conjunction with an equity compensation agreement that is in place with the Plant Manager and General Manager of the Company. To facilitate this, the units will not be retired but will be instead be held by the Company for future grant commitments. Income, losses and distributions will not be allocated to these units until they are reissued in accordance with the terms of the grant commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three- and nine-month periods ended September 30, 2007, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Disclosure Regarding Forward-Looking Statements Except for the historical information, the discussions in this Report contain forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may also arise in connection with subsequent written or oral comments issued by us or persons acting on our behalf. Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in Item 1A Risk Factors of our Annual Report on Form 10-K as updated in Item IA of this Quarterly Report. These forward-looking statements include any statements that relate to future events and our expectations regarding future performance or conditions. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Our forward-looking statements in this report generally relate to the following: (i) our belief that our cash reserves and lines of credit will be adequate to fund operations and meet working capital requirements; (ii) our intentions relating to futures and options contracts; (iii) our estimates for future corn usage; (iv) our belief that price protection positions will produce long-term positive growth for the Company; and (v) our intention to use a hedging strategy to establish a price floor for ethanol sales. Many factors could cause actual results to differ materially from those projected in forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to the following:
•	Economic, competitive, demographic, business and other conditions in our local, regional and national markets;

•	Changes or developments in laws, regulations or taxes in the ethanol, agricultural or energy industries;

•	Actions taken or not taken by third parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in the ethanol industry;

•	The loss of any license or permit;

•	The loss of our plant due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Changes in our business strategy;

•	Adequate capital to support capital improvements and development;

•	Our ability to maintain a favorable relationship with our lender and comply with the covenants in our loan agreements;

•	Commodity market movements (including the price of ethanol relative to gasoline), crop prospects and weather;

•	Changes in the price of corn or to our estimated corn usage; and

•	The price of coal and our ability to use lignite in our coal combustor.

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
Summary
Red Trail Energy, LLC (a North Dakota Limited Liability Company), owns and operates a 50 million gallon annual production ethanol plant near Richardton, North Dakota.
Liquidity and Capital Resources
Overview
As of September 30, 2007, we had total assets of approximately $105,610,000 consisting primarily of cash, accounts receivable, inventory, and property, plant, and equipment. As of September 30, 2007, we had current liabilities of approximately $11,533,000 consisting primarily of accounts payable, accrued liabilities, and current maturities of long-term debt related to the construction of the plant and long-term liabilities of approximately $56,539,000 consisting primarily of bank debt financing for the construction of the plant.
For the nine months ended September 30, 2007, cash provided in operating activities was approximately $8,134,000, cash used in investing activities was approximately $3,972,000 and cash provided by financing activities was approximately $10,209,000. During these nine months, our total cash increased $14,371,000.
During the first quarter of 2007, the Company had issues with the delivery and quality of lignite under the lignite supply agreement, as well as combustion issues with the use of lignite in our coal combustor. We have explored other options, including using Powder River Basin (“PRB”) coal as an alternative. On April 23, 2007, the Company entered into coal supply contracts with Westmoreland Coal Sales Company (“WCSC”) and Westmoreland Resources Inc. (“WRI”) for the purchase of Powder River Basin (PRB) coal. The Company has annual options to extend the contract through 2009 and purchase not less than 95,000 tons and not more than 115,000 tons per year. As of September 30, 2007, the Company has verbally exercised the option to extend the contract with WCSC through 2009 to purchase not less than 90,000 tons and not more than 115,000 tons of coal per year.
As of September 30, 2007, we had remaining material commitments related to our construction agreement with Fagen in the amount of approximately $3,947,000 and remaining material commitments related to the Development Services Agreement with Greenway Consulting in the amount of approximately $975,000. The remaining amounts due to Fagan and Greenway are being held in a dedicated money market account pending satisfactory resolution of the punch list of items and problems experienced with the coal combustor running on lignite coal. As of September 30, 2007, we paid approximately $73,053,000 to Fagen.
We anticipate that cash generated through operations along with $3,500,000 from our line of credit agreement will meet our current and future working capital requirements under current market conditions.
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

The first of the three April 2007 Term Notes is a Fixed Rate Note in the amount of approximately $27,606,000 with interest payments made on a quarterly basis and charged at fixed rate of 3.0% over the three-month LIBOR rate. The interest rate is adjusted quarterly and was 8.36% as of September 30, 2007. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from July 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
The second April 2007 Term Note is referred to as the Variable Rate Note and is in the amount of approximately $17,606,000. Interest will be charged at a variable rate of 3.4% over the three-month LIBOR rate. The interest rate is adjusted quarterly and was 8.76% as of September 30, 2007.
The third April 2007 Term Note, the Long-Tern Revolving Note, in the amount of approximately $10,000,000, will be charged interest at a variable rate of 3.4% over the one-month LIBOR rate. The interest rate is adjusted quarterly and was 9.01% as of September 30, 2007.
The agreement calls for payments of approximately $1,005,000 to be made each quarter after the loan termination date with amounts allocated to the term notes in the following manner: 1) to accrued interest on the Long-Term Revolving Note, 2) to accrued interest on the Variable Rate Note, and 3) to the principal balance on the Variable Rate Note.
Under the terms of the April 2007 Term Notes, the interest rates of the Variable Rate Note and the Long-Term Revolving Note will be reduced if the Company achieves specified indebtedness to net worth ratios. The ratios are evaluated monthly and had not yet been met by the Company as of September 30, 2007. In addition, a 1% pre-payment fee applies to all term debt if paid prior to April 2010.
All unpaid amounts on the three term notes are due and payable in April 2012. The outstanding borrowings on the three term notes at September 30, 2007 totaled approximately $54,305,000.
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
Revolving Line of Credit
We entered into a $3,500,000 line of credit agreement with a bank, subject to certain borrowing base limitations, and the term of which was originally through July 2007. In July 2007 the Company renewed the $3,500,000 line of credit, keeping consistent the current terms of the agreement, for a term of 1 year. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.75% and 8.72% at September 30, 2007 and December 31, 2006. The Company has no outstanding borrowings on the revolving line of credit as of September 30, 2007.
Interest Rate Swap Agreement
The Credit Agreement provides for us to enter into interest rate swap contracts for up to approximately $2,800,000. In December 2005, we entered into an interest rate swap transaction that effectively fixes the interest rate at 8.08% on approximately $27.6 million, which was the balance of outstanding principal of the construction loan at that time. The interest rate swap was not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are charged to interest expense. For both of the quarters ended September 30, 2007 and 2006 the Company recognized unrealized losses of approximately $577,000 in interest expense. During the nine months ended September 30, 2007 and 2006 the Company recognized unrealized losses of approximately $192,000 and unrealized gains of $130,000, respectively, in interest expense.
Letters of Credit
The Credit Agreement provides for up to $1,000,000 in letters of credit with the bank to be used for any future line of credit requested by a supplier to the plant. All letters of credit were originally due and payable at the loan termination date in April, 2007, but the maturity dates were extended at that time to April 2012 per the terms of the April 2007 Term Notes. The Credit Agreement provides for us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. As of September 30, 2007, we have one outstanding letter of credit for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the Credit Agreement, we entered into three separate subordinated debt agreements totaling approximately $5,525,000. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 10.76% at September 30, 2007) and is due and payable subject to approval by the bank. Interest is compounding quarterly with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of September 30, 2007 and 2006 the outstanding amounts on these loans was $5,525,000.
Cash Flows
The following table shows cash flows for the three and nine months ended September 30, 2007 and 2006:

	Nine Months Ended	Three Month Ended	Nine Months Ended	Three Month Ended
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities	8,133,900	4,251,662	(2,263,671)	(615,174)
Cash Flows used in Investing Activities	(3,971,532)	(81,018)	(52,745,500)	(22,509,604)
Cash Flows from Financing Activities	10,208,653	(918,723)	36,007,119	23,128,524
Cash Flow From Operations
The net cash flow received for operating activities during the nine months ended September 30, 2007 increased approximately $10,398,000 over the nine months ended September 30, 2006. The increased receipts during the first nine months of fiscal 2007 were primarily due to the plant commencing operations January 1, 2007 with cash subsequently generated through ethanol and co-product sales. As of September 30, 2007 our capital needs are adequately met through cash from our operating activities and our current credit facilities.
Cash Flow From Investing Activities
Cash used for investing activities decreased by approximately $48,774,000 for the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006, primarily because we have completed our plant construction. We used cash provided by the debt financing for capital expenditures, primarily for costs related to plant construction and for equipment purchases.
Cash Flow From Financing Activities
Cash provided from financing activities decreased by approximately $25,798,000 for the nine months ended September 30, 2007, primarily due to the completion of the equity drive and construction phases of our project.

Results of Operations
The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the quarter and nine months ended September 30, 2007 and 2006.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	Amount	Amount	Amount	Amount
Revenues	$27,329,379	$—	$76,512,183	$—
Costs of Sales	24,703,796	—	65,684,560	—

Gross Margin	2,625,583	—	10,827,623	—
Operating expenses	568,223	406,079	2,297,129	808,837
Operating income (loss)	2,057,360	(406,079)	8,530,494	(808,837)
Other Income (Expense)	(1,824,481)	(622,571)	(3,921,627)	262,904

Net Income	$232,879	$(1,028,650)	$4,608,867	$(545,933)
Results of Operations for the Quarter and Nine Months Ended September 30, 2007 as Compared to the Quarter and Nine Months Ended September 30, 2006
Revenues
The increase in revenues for the quarter and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 is due to the Plant becoming operational in January 2007. Prior to January 2007, the Company was in the developmental stage. Revenue was lower for the three month period ended September 30, 2007 as compared to the three month period ended June 30, 2007 due to ethanol prices that were an average of 10% lower in the third quarter.
Cost of Sales
Our cost of goods sold as a percentage of revenues is 90.4% and 85.9% for the three and nine months ended September 30, 2007. The increase in cost of goods sold was primarily due to increased corn prices during the three months ended September 30, 2007. The Company had no cost of goods sold for the quarter or nine months ended September 30, 2006, as we began producing ethanol during January 2007.
The gross margin was approximately 40% lower for the three months ended September 30, 2007 as compared to the three months ended June 30, 2007 due primarily to the increased corn prices and lower ethanol prices.
Operating Expenses
Our operating expenses were approximately $568,000 and $2,297,000 for the three and nine months ended September 30, 2007. Our operating expenses increased over the same periods in 2006 by approximately $162,000, or 140%, for the quarter and $1,488,000, or 284%, for the nine-month period. These increases are primarily due to the plant becoming operational as of January 1, 2007 as well as professional and consulting fees. In the nine months ended September 30, 2007, our material operating expenses were: 1) $1,300,000 of GreenWay, legal, accounting and audit fees and 2) approximately $320,000 related to salaries and benefits. Our expenses relating to professional and consulting fees were higher for the quarter and nine months ended September 30, 2007, as compared to the quarter and nine months ended September 30, 2006, due to our need for additional IT support, legal, GreenWay, management and audit fees. Payroll costs were higher due to the additional office staff needed once the plant became operational. In the nine months ended September 30, 2006, our material operating expenses were: 1) approximately $180,000 of professional and management fees and 2) approximately $76,000 for salaries and benefits.
Other Expense, Net
The interest expense for the three and nine months ended September 30, 2007 was approximately $2,087,000 and $4,220,000, respectively. During the nine month periods ended September 30, 2007 and 2006, the Company recognized the gains/losses from the interest rate swap agreement within interest expense. Market value adjustment for the nine months ended September 30, 2007 and 2006 totaled an unrealized loss of approximately $192,000 and an unrealized gain of $130,000, respectively. Funds were not drawn on the construction loan until the second quarter of 2006. Bank interest costs incurred during the quarter and nine months ended September 30, 2006 were capitalized as a result of the construction of the plant. The plant became operational January 1, 2007 and, accordingly, interest costs for 2007 have been expensed. Various interest rates are charged on the notes using the one-month and three-month LIBOR rates as base rates. The interest rates are adjusted quarterly. The weighted average interest rate in effect as of September 30, 2007 was approximately 8.63%.
Interest income was approximately $151,000 and $242,000 for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, interest income was approximately $1,000 and $180,000, respectively. Interest income increased for the quarter and nine months ending September 30, 2007 as compared to the quarter and nine months ending September 30, 2006 due to the increase in the operating cash account related to the start up of operations during January 2007. We do not expect to receive any significant interest income beyond daily interest earned on sweep accounts for the remainder of 2007 due to cash reserves funding operations and debt payments.
Gains (losses) from non-designated hedging derivatives are derived from investments in corn-based derivatives with a financial institution and an interest rate swap contract which is part of an agreement associated with bank financing to effectively fix the interest rate on approximately $27,600,000 of our future debt at an interest rate of 8.08%. For the three and nine months ended September 30, 2007 the Company received $19,200 in settlement payments. No settlements were received during 2006. For the three month periods ended September 30, 2007and 2006 the Company recognized unrealized losses of approximately $577,000 in interest expense. During the nine months ended September 30, 2007 and 2006 the Company recognized unrealized losses of approximately $192,000 and unrealized gains of $130,000, respectively, in interest expense. Settlements related to the corn-based derivatives are netted against cost of goods sold. For the three and nine month periods ended September 30, 2007, the Company recognized decreases in cost of goods sold related to the net effects of these contracts of approximately $35,000 and $733,000, respectively. The Company recognized a loss of approximately $47,000 related to the effects of these contracts during the three and nine month periods ended September 30, 2006 and included the amount in other expense since it had not yet begun operations.
We may recognize significant gains or losses in the near future in connection with our interest rate swap contract and corn and ethanol positions.
Critical Accounting Estimates
Our most critical accounting policies, which are those that require significant judgment, include valuation of derivative instruments and inventory. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended September 30, 2007.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
As disclosed in Note 8 to our condensed financial statements and in our discussion of liquidity above, there was a material change to our contractual purchase obligations during the second quarter of 2007. In April, we terminated our contract with General Industries, Inc. d/b/a Center Coal Company (“CCC”) for the purchase of lignite coal. To replace this agreement, we entered into coal supply contracts with Westmoreland Coal Sales Company (“WCSC”) and Westmoreland Resources Inc. (“WRI”) for the purchase of Powder River Basin coal. The WCSC and WRI contracts provide for purchases through December 31, 2007, and May 31, 2007, respectively. We have annual options to extend the WCSC contract through 2009 and purchase not less than 95,000 tons and not more than 115,000 tons per year. As of September 30, 2007, the Company has verbally exercised the option to extend the contract through 2009 to purchase not less than 90,000 tons and not more than 115,000 tons of coal per year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our operations will be exposed to market risks primarily as a result of changes in interest rates and commodity prices. We do not intend to use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
We expect to be exposed to market risk from changes in interest rates due to the debt outstanding under the April 2007 Term Notes. As of September 30, 2007, we have outstanding debt of approximately $54,300,000 with First National Bank of Omaha. A portion of the April 2007 Term Notes bears interest at a variable rate and therefore changes in the interest rate would affect our cash flows and results of operations.
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
The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. At September 30, 2007, the Company had an insignificant position in corn-based derivative instruments. There are several variables that could affect the extent to which our derivative instruments are affected by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest effect on the derivatives instruments with delivery dates nearest the current cash price.
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
We estimate that our expected corn usage will be approximately 18 million bushels per year for the production of 50 million gallons of ethanol. We frequently engage in option contract price protection for our expected corn usage. As corn prices move in reaction to market trends and information, our statement of operations will be affected depending on the effect such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.
As of September 30, 2007 the Company had an insignificant position in corn-based derivative instruments. To show an estimate of the Company’s exposure to corn price risk, we have performed a hypothetical sensitivity analysis assuming the Company owns corn derivative instruments with a fair value of $500,000. A hypothetical 10% adverse change in corn prices would decrease the value approximately $50,000. The fair value of the positions is the summation of the fair values calculated by valuing each net position at quoted market prices as of the applicable date. Actual results may vary from the results of this analysis.
We intend to manage our ethanol price risk by setting a hedging strategy designed to establish a price floor for our ethanol sales. In the future, we may not be able to sell ethanol at a favorable price relative to gasoline prices, we also may not be able to sell ethanol at prices equal to or more than our current price. This would limit our ability to offset our costs of production.
To manage our ethanol price risk, RPMG, Inc will have a percentage of our future production gallons contracted through fixed price contracts, ethanol rack hedges and gas plus hedges. We communicate closely with RPMG, Inc to ensure that they are not over marketing our group’s ethanol volume by updating them continuously on estimated production. As ethanol prices move in reaction to market trends and information, our statement of operations will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on energy market movements, crop prospects and weather, any price protection positions may cause short-term adverse effects but are expected to produce long-term positive growth for the Company.
To manage our coal price risk, we entered into a Coal Purchase Agreement with our suppliers (WRI and WCSC) to supply us with coal, fixing the price at which we purchase coal for the near term. As discussed under “Contractual Obligations,” the coal supply with WCSC has been verbally extended through 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2007, have concluded that our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that our disclosure controls and procedures are effective in ensuring that information that we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
As previously announced in a Current Report on Form 8-K, on October 16, 2007, the Company announced the resignation of James Highum as interim Chief Financial Officer. Effective as of October 16, 2007, the Company has appointed Mark Klimpel to serve as the CFO We do not believe that this has caused changes to our disclosure controls and procedures. Accordingly, there have not been changes in our internal control over financial reporting, other than remediation of the significant deficiency disclosed in the June 30, 2007 form 10-Q/A that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2007, the Company terminated the lignite coal delivery contract with General Industries, Inc., d/b/a Center Coal Company, due to Center Coal Company’s failure to deliver coal pursuant to the terms of the contract. Center Coal Company has disputed this termination as improper. The Company believes that the termination was justified and legal. While the Company would vigorously defend against any lawsuit and would pursue its rights under the contract, there is no assurance that the Company would prevail. If the Company were to be sued and lose, it could face a variety of penalties, including, but not limited to, paying Center Coal Company the remaining value of the contract, reinstating the Center Coal Company contract or other remedies imposed by a court of law. Any of these possible remedies could have a material adverse impact on the financial and operational performance of the Company.
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
The Company has experience problems using lignite coal in the coal combustor and has incurred increased operating costs as a result.
The Company experienced problems using lignite in the coal combustor during the first quarter of 2007 and is temporarily using Powder River Basin Coal. The Company has discussed these problems with its design-builder, Fagen, Inc., as well as the combustor subcontractors, and is trying to find a solution to the problems. If the Company is unable to find a reasonable solution, it may not be able to restart using lignite in the coal combustor and would have to continue to use Powder River Basin coal instead. Per ton, Powder River Basin coal is more expensive than lignite. As a result, the Company has incurred increased operating costs and will continue to do so if it does not resume using lignite and this may result in reduced profits.
The Company has withheld $3.9 million from its design-builder, Fagen, Inc., related to the coal combustor.
The Company has withheld $3.9 million from its design-builder, Fagen, Inc., due to punch list items which are not complete as of September 30, 2007 and problems with the coal combustor. The punch list is an item that must be complete under the terms of the Design Build Contract in order for the Company to sign off on Final Completion and authorize payment of the $3.9 million. In addition to a number of other punch list items, the Design-Build Contract specified that the coal combustor would operate on lignite coal; however, the coal combustor has not run consistently on lignite and the Company has suffered plant shut-downs as a result. The Company is working with
Fagen and its subcontractors on these issues; however, there is no assurance that any potentially agreed upon solution would solve the problems or solve the problems for $3.9 million or less. There is also no assurance that

Fagen and its subcontractors will agree on any solution or even agree that the problem is their responsibility to correct. If Fagen disputes the withholding of the $3.9 million and demands payment, the Company may be forced to pay the $3.9 million and there would be no assurance that the punch list items would be completed or that the coal combustor would be able to use lignite coal.
The Company is withholding a $975,000 payment from its management consultant, Greenway Consulting, LLC.
The Company is withholding the last payment due to its management consultant, Greenway Consulting, LLC related to the Development Services Agreement in the amount of $975,000. The payment is being withheld pending satisfactory resolution, by Fagen, Inc., of the punch list of items and problems experienced with the coal combustor running on lignite coal. Greenway has not yet demanded payment from the Company, but may do so prior to the Company believing that the payment is due based upon the status of resolving the items mentioned above. This may result in a conflict between the Company and Greenway. As the Company’s management consultant, Greenway plays a significant role in the day-to-day operations of the Company, and employs the Company’s chief executive officer and plant manager under the terms of a Management Agreement between the Company and Greenway. An ongoing dispute over payment may strain relations between the Company and Greenway. If the dispute results in Greenway asserting that the Company is in breach of the Development Services Agreement and/or the Management Agreement, Greenway may sue the Company and cease work under the Agreement. The Company does not currently have employees ready to assume the vacant management positions. Operations at the plant would be disrupted until replacements are found, which could have a material adverse effect on the financial and operational performance of the Company.
Environmental risks related to the use of coal as a fuel source.
The Company is subject to a number of environmental laws and regulations related to its present and future operations, including water quality, air emissions, and waste discharge. As a consumer of coal, the Company may be subject to more stringent air emissions regulations in the future. There is emerging consensus that the federal government will begin regulating greenhouse gas emissions, including CO2, in the near future. Since coal emits more CO2 than alternative fuel sources including natural gas which most ethanol plants use, the Company may need to make significant capital expenditures to reduce CO2 emissions from the plant. In addition, the Company may incur substantial additional costs for regulatory compliance, such as paying a carbon tax or purchasing emissions credits under a cap-and-trade regime If the costs of regulatory compliance become prohibitively expensive, the Company may have to switch to an alternate fuel source such as natural gas or biomass. The switch to an alternate fuel source could result in a temporary slow down or disruption in operations. The switch to an alternate fuel source like natural gas or biomass could also result in a material adverse effect on the financial performance of the Company, as coal is currently the least expensive fuel source available for plant operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See Exhibit Index following the signature page of this report.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC
Date: November 19, 2007	By:	/s/ Mick J. Miller
Mick J. Miller
President and Chief Executive Officer

EXHIBIT INDEX
RED TRAIL ENERGY, LLC
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

10.1*	$3,500,000 Revolving Promissory Note given by the Company to First National Bank of Omaha dated July 18, 2007

10.2*	Second Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha date July 18, 2007

10.3*	Assignment and Assumption Agreement between Renewable Products Marketing Group, LLC and the Company dated August 31, 2007

10.4*	Consent to Assignment and Assumption of Marketing Agreement between the Company and Commodity Specialists Company dated August 31, 2007

31.1	*Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	*Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.