Form 10-K
period 2007-12-31
RED TRAIL ENERGY, LLC
filed 2008-04-11
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
(Registrant’s telephone number, including area code): (701) 974-3308
Securities register pursuant to Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicated by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☐                       Smaller reporting company ☑
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the membership units held by non-affiliates of the registrant as of December 31, 2007 was $47,652,637. There is no established public trading market for our membership units. The aggregate market value was computed by reference to the average sales price of our Class A units recently traded on our Qualified Matching Service.
     As of March 31, 2008 the Company has 40,173,973 Class A Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s 2008 Proxy Statement are hereby incorporated by reference in Part III, Items 10, 11, 12, 13, and 14 of this report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. Nonetheless, the Company’s expectations, beliefs or projections may not be achieved or accomplished.
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Form 10-K, including statements contained within “Item 1A — Risk Factors.”
•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and distillers grains;

•	Changes in plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the plant;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Costs of equipment;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Our ability to market and our reliance on third parties to market our products;

•	Our ability to distinguish ourselves from our current and future competition;

•	Changes to infrastructure, including
–	expansion of rail capacity,

–	possible future use of ethanol dedicated pipelines for transportation

–	increases in truck fleets capable of transporting ethanol within localized markets,

–	additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol,

–	growth in service stations equipped to handle ethanol fuels, and

–	growth in the fleet of flexible fuel vehicles capable of using E85 fuel;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
–	national, state or local energy policy;

–	federal ethanol tax incentives;

–	legislation mandating the use of ethanol or other oxygenate additives;

–	state and federal regulation restricting or banning the use of MTBE;

–	environmental laws and regulations that apply to our plant operations and their enforcement; or

–	reduction or elimination of tariffs on foreign ethanol.
•	Increased competition in the ethanol and oil industries;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	The availability and adequacy of our cash flow to meet our requirements, including the repayment of debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuels and alternative fuel additives.
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Form 10-K, including statements contained within Item 1A — “Risk Factors.”
PART I
ITEM 1. BUSINESS.
Overview
Red Trail Energy, LLC (“Red Trail” or “Company”) owns and operates a 50 million gallon per year (“MMGY”) corn-based ethanol manufacturing plant located near Richardton, North Dakota in Stark County in western North Dakota (the “Plant”). (Red Trail is referred to in this report as “we,” “our,” or “us.”). We were formed in July 2003.
Fuel grade ethanol and distillers grains are our primary products. Both products are marketed and sold primarily within the continental United States. The Plant began producing ethanol in January 2007 and, for the year ended December 31, 2007, produced approximately 50.3 million gallons of ethanol and approximately 90,000 tons of dry distillers grains and 95,000 tons of wet distillers grains from approximately 18 million bushels of corn.
General Development of Business since January 1, 2007
We began preliminary production operations in December 2006, and ethanol was first produced in January 2007. The Plant encountered issues typical of a plant startup during the first four months of operation. One major issue that we encountered came from running the Plant on lignite coal. The Plant’s coal combustor was designed to run on lignite coal, but did not operate as intended. This caused the Plant to shut down a number of times between January and March 2007. We also experienced issues with coal quality and delivery as specified in the terms of our lignite coal delivery contract. In April 2007, we made a decision to switch to using powder river basin (“PRB”) coal from Montana. The Plant continues to run on PRB coal as of today and has been running at or greater than capacity since the change was made; however, we have experienced higher than anticipated operating costs as a result. We have withheld $3.9 million from our general contractor, Fagen, Inc. (“Fagen” or the “Contractor”), until the issues the Plant experienced while running on lignite coal can be resolved.
The coal we currently receive is shipped to an off-site location 90 miles southwest of our Plant. The coal is unloaded at that site and trucked to our Plant for use in our operations. Our Board of Governors (the “Board”) has approved a capital project to build a coal unloading facility adjacent to our Plant. This project has also been approved by our lender, subject to our debt covenants. We anticipate that the project will be completed in the third quarter of 2008. We estimate that the project will cost approximately $2 million and save us an estimated $800,000 per year on our coal costs as we eliminate the additional trucking cost needed to get the coal to our site. We anticipate paying for this equipment with cash generated from operations.
During 2007, two significant but opposing trends affected ethanol prices. First, a significant amount of new ethanol production became available nationwide, which led to lower ethanol prices during the third quarter of 2007. Second, corn prices began to rise which, along with increased demand for ethanol, helped to raise ethanol prices. Overall, the demand trend raising prices outweighed the new ethanol trend depressing prices, leading to higher overall prices. Both of these trends appear to be continuing in 2008. The rising ethanol prices have thus far more than offset the increased cost of corn for our Plant but we cannot be certain about the future prices of these items as they are both market driven commodities. As corn and ethanol have started to vary more in price, we have taken a more active approach in risk management to attempt to protect our margins on at least a portion of our sales. We have formed a risk management committee (the “Risk Management Committee”) that consists of three of our Board members as well as our chief executive officer (“CEO”) and commodities manager. The Risk Management Committee, along with recommendations from outside consultants, sets the direction for our risk management strategies. As part of this strategy we have used corn options and futures contracts, as well as ethanol swaps. We believe our strategy has been successful to date, but there is no guarantee it will be successful in the future.
In an effort to diversify our revenue stream, we entered into an agreement in March 2008 to operate a third party’s corn oil extraction equipment that will be added to our facility. The agreement has a term of 10 years commencing from the date when the equipment installation is complete. We expect the equipment to be operating in 2009. In return for operating the equipment, we will receive a negotiated price per pound for the corn oil produced. The agreement contains guaranteed minimum pricing and yield provisions, as well as termination provisions in the event production does not meet agreed upon levels. Corn oil can be extracted from our process and marketed as a separate commodity. This process may have the effect of lowering the fat content of our distillers grains. We believe our distillers grains will still be within acceptable feed value and fat content limits as set forth in our distillers grains marketing agreement and that we will not lose revenue as a result of the changes in distillers grains quality. We expect the volume of our distillers grains sales to decrease by approximately three percent, on a dry matter basis, but that the decrease in revenue we believe will be more than offset by the corn oil sales. We anticipate the incremental cost of operating the equipment to be minimal.
We expect to fund the coal unloading facility capital project and our normal operations during the next 12 months using cash flow from our continuing operations and our credit facilities. Due to the nature of the corn oil extraction agreement, we do not expect to have any capital expenditures related to the installation of the corn oil extraction equipment.
Available Information
The public may read and copy materials we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Reports we file electronically with the SEC may be obtained at www.sec.gov.
In addition, information about us is available at our website at www.redtrailenergyllc.com. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.
Financial Information
Please refer to “ Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets. Our consolidated financial statements and supplementary data are included beginning at page F-1 of this Annual Report.
Principal Products and Their Markets
The principal products we produce at our Plant are fuel grade ethanol and distillers grains.
Ethanol
Ethanol is ethyl alcohol, a fuel component made primarily from corn and other grains. Ethanol can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are petroleum terminals in the continental United States. The Renewable Fuels Association (“RFA”) estimates annual domestic production capacity to be approximately 7.8 billion gallons as of January 2008.
For our fiscal year ended December 31, 2007, revenue from the sale of ethanol was approximately 88% of total revenues. We did not have any revenues prior to 2007.

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
For our fiscal year ended December 31, 2007, revenues from sale of distillers grains was approximately 12% of total revenues. We did not have any revenues prior to 2007.
Marketing and Distribution of Principal Products
Our ethanol Plant is located near Richardton, North Dakota in Stark County, in the western section of North Dakota. We selected the Richardton site because of its location to existing coal supplies and accessibility to road and rail transportation. Our Plant is served by the Burlington Northern and Santa Fe Railway Company.
We sell and market the ethanol and distillers grains produced at the Plant through normal and established markets, including local, regional and national markets. We have entered into a marketing agreement with RPMG, Inc. (“RPMG”) to sell our ethanol. Whether or not ethanol produced by our Plant is sold in local markets will depend on decisions made by our marketer. Local ethanol markets may be limited and must be evaluated on a case-by-case basis. We have also entered into a marketing agreement with CHS, Inc. (“CHS”) for our dried distillers grains. We market and sell our wet distillers grains internally. Although local ethanol and distillers grains markets will be the easiest to service, they may be oversold, particularly in North Dakota. Oversold markets depress ethanol and distillers grains prices.
Ethanol
We entered into a new marketing agreement on January 1, 2008 with RPMG for the purposes of marketing and distributing all of the ethanol we produce at the Plant. Prior to January 1, 2008 we had a marketing agreement in place with Renewable Products Marketing Group LLC. During 2007, that contract had been assigned to RPMG. The terms of the new agreement are not materially different than the prior agreement except as discussed below in relation to the fees paid to RPMG. Effective as of January 1, 2008, we also purchased an ownership interest in RPMG. Currently we own 8.33% of the outstanding capital stock of RPMG and anticipate our ownership interest to be reduced as other ethanol plants that utilize RPMG’s marketing services may become owners of RPMG. Our ownership interest in RPMG entitles us a seat on its board of directors which is filled by our CEO. The marketing agreement will be in effect as long as we continue to be a member in RPMG. We currently pay RPMG $.01 per gallon for each gallon RPMG sells, per the terms of the agreement. This fee will decrease to approximately $.005 per gallon once our ownership buy-in is complete, which we expect to occur during 2009.
Distillers Grains
We entered into a marketing agreement on March 10, 2008 with CHS for the purpose of marketing and selling our dried distillers grains. The marketing agreement has a term of six months which is automatically renewed at the end of the term. The agreement can be terminated by either party upon written notice to the other party at least thirty days prior to the end of the term of the agreement. Prior to March 2008 we had a marketing agreement with Commodity Specialists Company (“CSC”) which had assigned all rights, title and interest in the agreement to CHS. The terms of the new agreement are not materially different from the prior agreement. Under the terms of the agreement, we pay CHS a fee for marketing our distillers grains. The fee is 2% of the selling price of the distillers grain subject to a minimum of $1.50 per ton and a maximum of $2.15 per ton. Through the marketing of CHS and our relationships with local farmers, we are not dependent upon one or a limited number of customers for our distillers grains sales.
We market and sell our wet distillers grains internally. Substantially all of our sales of wet distillers grains are to local farmers and feed lots.
Dependence on One or a Few Major Customers
We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol. RPMG purchases 100% of the ethanol produced at our Plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that another entity to market the ethanol could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol and adversely affect our business and operations.
We are substantially dependent on CHS for the purchase, marketing and distribution of our dried distillers grains. CHS purchases 100% of the dried distillers grains produced at the Plant, all of which are marketed and distributed to its customers. Therefore, we are highly dependent on CHS for the successful marketing of our dried distillers grains. In the event that our relationship with CHS is interrupted or terminated for any reason, we believe that another entity to market the dried distillers grains could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of dried distillers grains and adversely affect our business and operations.

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
Financial Information about Geographic Areas
All of our operations and all of our long-lived assets are located in the United States. We believe that all of the products we will sell to our customers in the future will be produced in the United States.
Sources and Availability of Raw Materials
Corn Feedstock Supply
During 2007, we were able to secure sufficient grain to operate the Plant and do not anticipate any problems securing enough corn during 2008. In January 2008, the United States Department of Agriculture’s 2007 Crop Production Summary listed national corn production at approximately 13.1 billion bushels, which is the largest corn crop on record. North Dakota produced 279 million bushels in 2007, also a record. However, we expect the number of acres of corn planted in North Dakota to decrease in 2008 primarily due to the higher prices of other commodities grown in our state, including wheat, sunflowers and soybeans. We also expect the demand for corn grown in our area to increase resulting from new ethanol plants in North Dakota projected to become operational in 2008. We expect that this increased demand will lead to greater competition for corn in our geographic area, which could push corn prices even higher. While our surrounding area produces a significant amount of corn, our profitability may be negatively impacted if long-term corn prices remain high or continue to increase.
In order to reduce the risk caused by large fluctuations of corn prices, we enter into option and futures contracts. These contracts are used to fix the purchase price of our anticipated requirements of corn in production activities.
Coal
Coal is also an important input to our manufacturing process. During the fiscal year ended December 31, 2007, we used approximately 97,000 tons of coal. During the startup period of January to April 2007, the Plant experienced a number of shutdowns as a result of issues related to lignite coal quality and delivery, as specified in our coal purchase agreement, along with the performance of our coal combustor while running on lignite coal. As a result of these issues, we terminated our lignite coal purchase and delivery contract and switched to powder river basin (“PRB”) coal as an alternative to lignite coal. Since making the change, the Plant has not experienced any shut-downs due to coal quality or delivery. We have entered into a two year agreement with Westmoreland Coal Sales Company (“Westmoreland”) to supply PRB coal through 2009. We have withheld $3.9 million from Fagen pending resolution of this issue with the coal combustor. As a long-term solution, we are working with Fagen and its subcontractors to find ways to modify the coal combustor so that we can continue using lignite coal. If we cannot modify the coal combustor to use lignite coal, we may have to use PRB coal instead of lignite coal as a long-term solution. Whether the Plant runs long-term on lignite or PRB coal, there can be no assurance that the coal we need will always be delivered as we need it, that we will receive the proper size or quality of coal or that our coal combustor will always work properly with lignite or PRB coal. Any disruption could either force us to reduce our operations or shut down the Plant, both of which would reduce our revenues.
We believe we could obtain alternative sources of PRB or lignite coal if necessary, though we could suffer delays in delivery and higher prices that could hurt our business and reduce our revenues and profits. We believe there is sufficient supply of coal from the PRB coal regions in Wyoming and Montana to meet our demand for PRB coal. We also believe there is sufficient supply of lignite coal in North Dakota to meet our demand for lignite coal. The table below shows information related to estimated coal reserves and production numbers for Wyoming, Montana and North Dakota.
Estimated Coal Reserves at 12-31-06 and Production for the 12 months ended September 30, 2007 (in thousands of tons)

State	Estimated Reserves	12 month Production
Wyoming	78,900	449.20

Montana	12,110	42.30

North Dakota	11,450	30.20

If there is an interruption in the supply or quality of coal for any reason, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse affect on our operations, cash flows and financial performance.
In addition to coal, we could use natural gas as a fuel source if our coal supply is significantly interrupted. There is a natural gas line within three miles of our Plant and we believe we could contract for the delivery of enough natural gas to operate our Plant at full capacity. Natural gas tends to be significantly more expensive than coal and we would also incur significant costs to adapt our power systems to natural gas. Because we are already operating on coal, we do not expect to need natural gas unless coal interruptions impact our operations.
Electricity
The production of ethanol is a very energy intensive process that uses significant amounts of electricity. We have entered into a contract with West Plains Electric Cooperative, Inc. to provide our needed electrical energy. Despite this contract, there can be no assurance that they will be able to reliably supply the electricity that we need. If there is an interruption in the supply of electricity for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse affect on our operations, cash flows and financial performance.
Water
Water supply is also an important consideration. To meet the Plant’s full operating requirements for water, we have entered into a ten-year contract with Southwest Water Authority to purchase raw water. The contract originally required us to purchase a minimum of 200 million gallons of water per year. During our first year of operations we used significantly less water than anticipated and have amended the contract so the minimum purchase is 160 million gallons per year. Other terms of the contract remain unchanged. Our rate for water usage during fiscal year 2008 will be $2.49 per 1,000 gallons.
Federal Ethanol Supports
Various federal and state laws, regulations, and programs have led to an increasing use of ethanol in fuel, including subsidies, tax credits, policies and other forms of financial incentives. Some of these laws provide economic incentives to produce and blend ethanol, and others mandate the use of ethanol.
The most recent ethanol supports are contained in the Energy Independence and Security Act of 2007 (the “2007 Act”). Most notably, the 2007 Act accelerates and expands the renewable fuels standard (“RFS”). The RFS requires refiners, importers and blenders (the “Obligated Party,” or “Obligated Parties”) to show that a required volume of renewable fuel is used in the nation’s fuel supply. The RFS has been accelerated to 9 billion gallons in 2008 and will increase to 36 billion gallons (15 billion gallons from corn based ethanol) by 2022. While the 2007 Act may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the future demand for ethanol. This would have a negative impact on our earnings.
On April 10, 2007, the EPA published final rules implementing the RFS program. The RFS program final rules became effective on September 1, 2007. Compliance with the RFS program will be shown through the acquisition of unique Renewable Identification Numbers (“RINs”). RINs are assigned by the producer to every batch of renewable fuel produced to show that a certain volume of renewable fuel was produced. Each Obligated Party is required to meet their own Renewable Volume Obligation. Obligated Parties must produce or acquire sufficient RINs to demonstrate achievement of their Renewable Volume Obligation.
Each RIN may only be counted once toward an Obligated Party’s Renewable Volume Obligation and must be used either in the calendar year in which the RINs were generated, or in the following calendar year. An Obligated Party may purchase RINs from third parties if it fails to produce the adequate RINs in the calendar year to meet its Renewable Volume Obligation. If the Obligated Party fails to satisfy is Renewable Volume Obligation in a calendar year, the Obligated Party may carry the deficit forward for one year. Such deficit will be added to the Obligated Party’s obligation for the subsequent year.
The RFS system will be enforced through a system of registration, recordkeeping and reporting requirements for Obligated Parties, renewable producers (RIN generators), as well as any party that procures or trades RINs, either as part of their renewable purchases or separately. Any person who violates any prohibition or requirement of the RFS program may be subject to civil penalties for each day of each violation. For example, under the proposed rule, a failure to acquire sufficient RINs to meet a party’s renewable fuels obligation would constitute a separate day of violation for each day the violation occurred during the annual averaging period. The enforcement provisions are necessary to ensure the RFS program goals are not compromised by illegal conduct in the creation and transfer of RINs.
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
The two major oxygenates added to reformulated gasoline pursuant to these programs are Methyl Tertiary Butyl Ether (“MTBE”) and ethanol; however, MTBE has caused groundwater contamination and has been banned from use by many states. The Energy Policy Act of 2005 (the “2005 Act”) did not impose a national ban of MTBE but it also did not include liability protection for manufacturers of MTBE. The failure to include liability protection for manufacturers of MTBE has resulted in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the 2005 Act repeals the Federal Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the 2005 Act did not repeal the 2.7% oxygenate requirement for carbon monoxide nonattainment areas which are required to use oxygenated fuels in the winter months. While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will, in fact, be used.
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
The 2005 Act also expanded who qualifies for the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the 2005 Act, the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons. As a 50 MMGY ethanol producer, we expect to qualify for the small ethanol producer tax credit. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The small ethanol producer tax credit is set to expire December 31, 2010.
In addition, the 2005 Act created a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuels in which at least 85% of the volume consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel. The provision is effective for equipment placed in service after December 31, 2005 and before December 31, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.
Other Factors Affecting Demand and Supply
In addition to government supports that encourage production and the use of ethanol, demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. The demand for E85 is largely driven by flexible fuel vehicle penetration of the United States vehicle fleet, the retail price of E85 compared to regular gasoline and the availability of E85 at retail stations. In the United States, there are about 6 million flexible fuel vehicles capable of operating on E85, and automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year. In addition, Ford and General Motors have national campaigns to promote ethanol and flexible fuel vehicles. Because flexible fuel vehicles can operate on both ethanol and gasoline, if the price of regular gasoline falls below E85, demand for E85 will decrease as well. In addition, gasoline stations offering E85 are relatively scarce. As of January 2008, some 1,400 of the country’s 170,000 gas stations offered E85 as an alternative to ordinary gasoline, according to the RFA. The 2005 Act established a tax credit of 30% for infrastructure and equipment to dispense E85. This tax credit became effective in 2006 and is expected to encourage more retailers to offer E85 as an alternative to regular gasoline. The tax credit, unless renewed, will expire December 31, 2010.
Consumer awareness may also have an impact on demand for ethanol. While we feel strongly that ethanol is a viable product that is an important piece of reducing our reliance on imported oil, not all consumers may agree. Recently there have been many news stories attributing negative economic and environmental impacts to the rise in ethanol production. These concerns have included ethanol production creating higher food prices, using excessive energy in the production process and consuming high quantities of water. While we believe that these perceptions are based on information that is not accurate, we cannot be assured that all consumers will share our views which may impact the overall demand for ethanol.
Our Competition
We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol increases. Ethanol is a commodity product, like corn, which means our ethanol Plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we compete favorably with other ethanol producers due to our proximity to coal supplies and multiple modes of transportation. In addition, we believe our Plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which reduces our cost of sales.

According to the RFA, the ethanol industry has grown to approximately 139 production facilities in the United States with current estimates of domestic ethanol production at approximately 6.5 billion gallons for the year ended December 31, 2007. As reported by the RFA, including our Plant, North Dakota currently has three ethanol plants in operation (Red Trail Energy, LLC, Blue Flint Ethanol, Inc., and Archer Daniels Midland (“ADM”)), with the capacity to produce approximately 123.5 gallons annually. In addition, there are two ethanol plants under construction in North Dakota, which will add over 200 million gallons of annual capacity, and we are aware of plans for at least three additional plants that will add at least 165 million gallons of annual capacity. There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States. The largest ethanol producers include POET, ADM, Verasun Energy Corporation, Hawkeye Renewables, LLC, Abengoa Bioenergy Corp. and Aventine Renewable Energy, LLC, all of which are each capable of producing more ethanol than we expect to produce.
Competition from Alternative Ethanol Production Methods
Alternative ethanol production methods are continually under development. New ethanol products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages and harm our business.
Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Additionally, the enzymes used to produce cellulose-based ethanol have recently become less expensive. Although current technology is not sufficiently efficient to be competitive on a large scale, a 2005 report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of collecting biomass for ethanol production and producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We may not be able to cost-effectively convert the Plant into one that will use cellulose-based biomass to produce ethanol. As a result, it is possible we could be unable to produce ethanol as cost-effectively as cellulose-based producers.
Competition with Ethanol Imported from Other Countries
Ethanol production is also expanding internationally. Brazil has long been the world’s largest producer and exporter of ethanol; however, since 2005, United States ethanol production slightly exceeded Brazilian production. Ethanol is produced more cheaply in Brazil than in the United States because of the use of sugarcane, a less expensive raw material than corn. However, in 1980, Congress imposed a tariff on foreign produced ethanol to make it more expensive than domestic supplies derived from corn. This tariff was designed to protect the benefits of the federal tax subsidies for United States farmers, however, there is still a significant amount of ethanol imported into the United States from Brazil. The tariff is currently set to expire in December 2009. We do not know the extent to which the volume of imports would increase or the effect on United States prices for ethanol if the tariff is not renewed.
Ethanol imports from 24 countries in Central America and the Caribbean Islands are exempted from this tariff under the Caribbean Basin Initiative. Under the terms of the Caribbean Basin Initiative, exports from member nations are capped at 7% of the total United States production from the previous year (with additional exemptions from ethanol produced from feedstock in the Caribbean region over the 7% limit). However, as total production in the United States grows, the amount of ethanol produced from the Caribbean region and sold in the United States will also grow, which could impact our ability to sell ethanol.
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
Distillers Grains Competition
Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the RFA, approximately 14.6 million metric tons of distillers grains were produced by ethanol plants in 2007. The amount of distillers grains produced is expected to increase significantly as the number of ethanol plants increase, which will increase competition in the distillers grains market in our area. In addition, our distillers grains compete with other livestock feed products such as soybean meal, corn gluten feed, dry brewers grain and mill feeds.
Research and Development
We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol or distillers grains.
Costs and Effects of Compliance with Environmental Laws
We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the Plant. We have obtained all of the necessary permits to operate the Plant. In December 2007, we submitted an air pollution control Title V permit application to the North Dakota Department of Health (“NDDH”). The application was deemed complete by the NDDH in January 2008. However, a revision to the application may be required following the United States Environmental Protection Agency (“EPA”) determination concerning the applicability of the best available control technology program. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations. We expect to be subject to ongoing environmental regulations and testing.
Emissions compliance testing was performed at our Plant between June 6, 2007 and June 13, 2007, as well as on July 17, 2007. The emissions test results were submitted to the NDDH on August 20, 2007 and noted that our Plant had not met the conditions in our air permit for the DDGS Cooling Bag house and Boiler Common Stack for Volatile Organic Compounds and Particulate Matter, respectively.
Our Plant also performed a 30 day emissions test from July 18, 2007 to August 16, 2007, gathered by our Continuous Emissions Monitoring System. The 30 day test results were submitted to the NDDH on September 4, 2007 and noted that our Plant had not met the conditions in our air permit for the Nitrogen Oxides emissions limit.
An Air Pollution Control Permit To Construct Amendment application was submitted to the NDDH on November 26, 2007 requesting changes to the air permit allowed under Title 40 Code of Federal Regulations (“CFR”) Parts 52 and 70. NDDH is currently reviewing our submittal. Upon approval of the conditions requested in the amendment, we will be in compliance with all requirements of the air permit. Additionally, we were required to submit a complete application for a Renewable Operating Permit per 40 CFR 70 within one year of start-up of operations. We fulfilled this requirement with a December 31, 2007 application submittal. This application was deemed complete by the NDDH on February 1, 2008.
Additionally, we are working with our design builders to make modifications and improvements to our Plant’s emission control devices. We have found these modifications successful in reducing emissions levels and we have plans for final modifications to be installed during our normal maintenance shutdown which is scheduled for late April 2008. With these modifications and the air pollution control permit to construct amendment that was submitted on November 26, 2007, we expect our Plant will be in compliance with all requirements in our air permit.
We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than North Dakota’s environmental administrators. North Dakota and EPA rules are subject to change, and any such changes could result in greater regulatory burdens on our Plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or air/or water discharges from the Plant. Such claims may result in an adverse result in court if we are found to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.
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
Employees
We presently have 39 full-time employees and two contract employees. The two contract employees are for the positions of President and CEO, Mick Miller, and Plant manager, Edward Thomas, who are contracted to work with us by Greenway Consulting, LLC, a Minnesota limited liability company (“Greenway”), our management consultants. In October 2007, we hired Mark Klimpel as our Chief Financial Officer (“CFO”) .
Currently, eight of our employees are primarily involved in management and administration and the remainder are primarily involved in Plant operations.
Our success depends in part on our ability to attract and retain qualified personnel at a competitive wage and benefit level. We must hire qualified managers, accounting and other personnel. We operate in a rural area with low unemployment. There is no assurance that we will be successful in attracting and retaining qualified personnel for our Plant within our wage and benefit assumptions. If we are unsuccessful in this regard, we may not be competitive with other ethanol plants, which could increase our operating costs and decrease our revenues and profits.
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
Risks Relating to Our Business
We have a limited operating history and our business may not be as successful as we anticipate. We began our business in 2003 and commenced full production of ethanol at our Plant in January 2007. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time. Some of these risks relate to our potential inability to:
•	effectively manage our business and operations;

•	recruit and retain key personnel;

•	successfully maintain our low-cost structure as we expand the scale of our business;

•	manage rapid growth in personnel and operations;

•	develop new products that complement our existing business; and

•	successfully address the other risks described throughout this Annual Report.
If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected, and we may continue to incur operating losses in the future.
Our business is not diversified. Our success depends largely upon our ability to profitably operate our ethanol Plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol Plant and manufacture ethanol, distillers grains and, in the future, corn oil. If economic or political factors adversely affect the market for ethanol, we have no other line of business as a revenue-generating alternative. Our business would also be significantly harmed if the Plant could not operate at full capacity for any extended period of time.
Our financial performance is significantly dependent on corn prices and generally we cannot pass on increases in corn prices to our customers. Our results of operations and financial condition are significantly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control. Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions. The price of corn is also influenced by general economic, market and government factors. These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global supply and demand and quality. Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions. This is especially true if market conditions do not allow us to pass along increased corn costs to our customers. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. During 2007, corn prices reached record levels and have continued to increase during 2008. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to use in fuel markets. We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be adversely affected. We seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. However, these hedging transactions also involve risks to our business. See “Item 1A. Risks Relating to Our Business — We engage in hedging transactions which involve risks that can harm our business.”
Our financial performance is significantly dependent on coal prices and generally we cannot pass on increases in coal prices to our customers. The prices for and availability of coal may be subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions, including energy prices, and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of coal could impair our ability to manufacture ethanol for our customers. Furthermore, long-term increases in coal prices or changes in our costs relative to energy costs paid by competitors may adversely affect our results of operations and financial condition. Recently, the price of coal has risen along with other energy sources. Coal prices are considerably higher than the 10-year average, due to increased economic and industrial activity in the United States and internationally, most notably China. We assume that there will be continued volatility in the coal markets. Any ongoing increases in the price of coal will increase our cost of production and may negatively impact our future profit margins.
The spread between ethanol and corn prices can vary significantly and has started to decrease. Corn costs significantly impact our cost of goods sold. Our gross margins are principally dependent upon the spread between ethanol and corn prices. However, this spread has decreased as corn prices have increased dramatically since the beginning of 2007 based on North Dakota ethanol and corn prices published by AXXIS Petroleum and the National Agricultural Statistics Service, respectively. Any further reduction in the spread between ethanol and corn prices, whether as a result of higher corn prices or lower ethanol prices, would adversely affect our results of operations and financial condition.
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
We sell all of the ethanol we produce to RPMG in accordance with an ethanol marketing agreement. RPMG is the sole buyer of all of our ethanol and we rely heavily on its marketing efforts to successfully sell our product. Because RPMG sells ethanol for a number of other producers, we have limited control over its sales efforts. Our financial performance is dependent upon the financial health of RPMG, as a significant portion of our accounts receivable are attributable to RPMG. If RPMG breaches the ethanol marketing agreement or is not in the financial position to purchase all of the ethanol we produce, we could experience a material loss and we may not have any readily available means to sell our ethanol and our financial performance will be adversely and materially affected. If our agreement with RPMG terminates, we may seek other arrangements to sell our ethanol, including selling our own product, but we give no assurance that our sales efforts would achieve results comparable to those achieved by RPMG.
We have withheld $3.9 million from our design-builder, Fagen, Inc. , (“Fagen”) related to the coal combustor. We have withheld $3.9 million from our design-builder, Fagen, due to punch list items which are not complete as of March 31, 2008 and problems with the coal combustor. The punch list are items that must be complete under the terms of the Lump Sum Design-Build Agreement between Fagen and us dated August 29, 2005 (the “Design-Build Contract”) in order for us to sign off on final completion and authorize payment of the $3.9 million. In addition to a number of other punch list items, the Design-Build Contract specified that the coal combustor would operate on lignite coal; however, the coal combustor has not run consistently on lignite coal and we suffered plant shut-downs during early 2007 as a result. We are working with Fagen and its subcontractors on these issues; however, there is no assurance that any potentially agreed upon solution would solve the problems or solve the problems for $3.9 million or less. There is also no assurance that Fagen and its subcontractors will agree on any solution or even agree that the problem is their responsibility to correct. If Fagen disputes the withholding of the $3.9 million and demands payment, we may be forced to pay the $3.9 million and there would be no assurance that the punch list items would be completed or that the coal combustor would be able to use lignite coal.
Risks related to potential ongoing use of PRB coal, and discontinuing the use of lignite coal. We are currently using PRB coal instead of lignite coal. In 2006, we entered into a contract with the State of North Dakota through its Industrial Commission (the “Commission”) for a lignite coal grant not to exceed $350,000. For 2007, we did not meet the minimum lignite usage specified in the grant contract. Based on that information, we expect the Commission to notify us that we will have to repay our grant at an accelerated rate of $35,000 per year for every year we do not meet the specified percentage of lignite use as outlined in our grant. This may have a negative impact on our financial condition.
We currently buy all of our coal from Westmoreland. Westmoreland is currently the sole provider of all of our coal and we rely on them for the coal to run our Plant. If Westmoreland cannot or will not deliver the coal pursuant to the contract terms, our business will be materially and adversely affected. If our contract with Westmoreland terminates, we would seek alternative supplies of coal, but we may not be able to obtain the coal we need on favorable terms, if at all. If we cannot obtain an adequate supply of coal at reasonable prices, or enough coal at all, our financial condition would suffer and we could be forced to reduce or shut down operations.
We engage in hedging transactions, which involve risks that can harm our business. We are exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and coal in the ethanol production process. We seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. The effectiveness of any future hedging strategies is dependent upon the cost of corn, and our ability to sell sufficient products to use all of the corn for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to high corn prices. Alternatively, we may choose not to engage in corn hedging transactions in the future. As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn prices increase.

We are also exposed to market risk from changes in the price of ethanol. To manage our ethanol price risk, we have entered into ethanol swaps. In addition, RPMG will have a percentage of our future production gallons contracted through fixed price contracts, ethanol rack contracts and gas plus contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation, which may leave us vulnerable to fixed contracts below the current market value for ethanol. Alternatively, we may choose not to engage in ethanol hedging transactions in the future. As a result, our results of operations and financial conditions may also be adversely affected during periods in which ethanol prices decrease.
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
We have derivative instruments in the form of interest rate swaps in an agreement with bank financing. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging activities and included in interest expense. Significant increases in the variable rate could greatly affect our operations.
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
Moreover, our Plant may not operate as planned or expected. Our Plant has a specified nameplate capacity, which represents the production capacity specified in the applicable Design-Build Contract. In the event our Plant does not run at its nameplate levels, our business, results of operations and financial condition may be materially adversely affected.
Disruptions to infrastructure, or in the supply of fuel, coal or water, could materially and adversely affect our business. Our business depends on the continuing availability of rail, road, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error, malfeasance, or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our Plant to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.
Our business also depends on the continuing availability of raw materials, including corn and coal. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive. Significant amounts of fuel are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and coal for the drying of distillers grains. A serious disruption in supplies of fuel or coal, or significant increases in the prices of fuel or coal, could significantly reduce the availability of raw materials at our Plant, increase our production costs and have a material adverse effect on our business, results of operations and financial condition. We may experience short-term disruptions in our coal supply as the result of the transition to a new coal unloading facility.
Our Plant also requires a significant and uninterrupted supply of suitable quality water to operate. If there is an interruption in the supply of water for any reason, we may be required to halt production at our Plant. If production is halted at our Plant for an extended period of time, it could have a material adverse effect on our business, results of operations and financial condition.
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
Our process may not contain adequate corn oil to meet our anticipated yield or annual volume of extracted oil. Initial sampling has shown that our process contains enough oil to meet the minimum available volume in our corn oil extraction contract but we cannot be certain that we can maintain these volumes once extraction starts. If our process fails to meet the minimum available volume for extraction, the yield guarantees in our contract become unenforceable. This would result in a lower than anticipated revenue from sales of corn oil which would have a negative impact on our expected future gross profit and net income.
Demand for the corn oil produced at our Plant may decrease due to competition from other extraction technologies or commodities. Due to the high price of soybean oil, corn oil has recently become a viable alternative for producing biodiesel. We cannot be certain that this trend will continue in the future which may decrease the demand for corn oil produced at our Plant. Other extraction technologies that are more efficient or provide alternatives to corn oil may also evolve and decrease the demand for corn oil produced at our Plant. While our contract contains minimum pricing and yield guarantees, these minimum values would decrease our projected incremental gross profit and net income from corn oil sales by approximately fifty percent based on the current market price for corn oil produced at our Plant.
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
In addition, our governors have other management responsibilities and business interests apart from us. These responsibilities include, but may not be limited to, being the owner and operator of non-affiliated businesses that our governors and executive officers derive the majority of their income from and to which they devote most of their time. We generally expect that each governor attend our monthly Board meetings, either in person or by telephone, and attend any special Board meetings in the same manner. Historically, our Board meetings have lasted between three and six hours each, not including any preparation time before the meeting. Therefore, our governors may experience conflicts of interest in allocating their time and services between us and their other business responsibilities. In addition, conflicts of interest may arise because of their position to substantially influence our business and management because the governors, either individually or collectively, hold a substantial percentage of the units of our Company.
We may have conflicting interests with Greenway that could cause Greenway to put its interests ahead of ours. Greenway has and continues to advise our governors and has been, and is expected to be, involved in substantially all material aspects of operations. In addition, Mick Miller, our President and CEO, and Edward Thomas, our Plant Manager, are employees of Greenway. Consequently, the terms and conditions of any future agreements and understandings with Greenway may not be as favorable to us as they could be if they were to be obtained from other third parties. In addition, because of the extensive role that Greenway had in the construction of the Plant and has in its operations, it may be difficult or impossible for us to enforce claims that we may have against Greenway. Such conflicts of interest may reduce our profitability.
Our President and CEO may have a conflict of interest in his capacity as a board member of RPMG. While we believe the board members of RPMG will act in the best interest of the member companies, we cannot guarantee that this will always be the case which could have a negative impact on our Company. In addition, our CEO owes a duty to RPMG and may find that his obligations to act in the best interest of RPMG place him at a conflict with the best interests of Red Trail.
We cannot guarantee that our coal unloading facility capital project will move forward as anticipated. While the engineering and design of the project is substantially complete and we have received approval from our Board as well as our lender, the project is still subject to some uncertainty. To date we have not received the necessary permits to begin construction of the project nor have we signed a definitive contract for construction of the facility. We are also in the process of finalizing the purchase of additional land needed for the project. We currently have a verbal agreement in place to purchase the land. If we are unable to complete, or experience delays in completing any of these tasks, our coal unloading facility may not be constructed or the expected completion date could be delayed. This could reduce or eliminate the cost savings we anticipate receiving from this project.

Risks Related to Taxes
We are taxed as a partnership and must comply with certain provisions of the tax code to avoid being taxed as a corporation. We are a limited liability company and, subject to complying with certain safe harbor provisions to avoid being classified as a publicly traded partnership, we expect to be taxed as a partnership for federal income tax purposes. Our Member Control Agreement provides that no member shall transfer any unit if, in the determination of the Board, such transfer would cause us to be treated as a publicly traded partnership, and any transfer of unit(s) not approved by the Board or that would result in a violation of the restrictions in the agreement would be null and void. In addition, as a condition precedent to any transfer of units, we have the right under the Member Control Agreement to seek an opinion of counsel that such transfer will not cause us to be treated as a publicly traded partnership. As a non-publicly traded partnership we are a pass-through entity and not subject to income tax at the company level. Our income is passed through to our members. If we become a publicly traded partnership we will be taxed as a C Corporation. We believe this would be harmful to us and to our members because we would cease to be a pass-through entity. We would be subject to income tax at the company level and members would also be subject to income tax on distributions they receive from us. This would have the affect of lowering our after-tax income, amount available for distributions to members, cash available to pay debt obligations, and for operations.
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
Risks Related to the Units
No public trading market exists for our units and we do not anticipate the creation of such a market, which means that it will be difficult for unit holders to liquidate their investment. There is currently no established public trading market for our units and an active trading market will not develop. To maintain partnership tax status, unit holders may not trade the units on an established securities market or readily trade the units on a secondary market (or the substantial equivalent thereof). We, therefore, will not apply for listing on any securities exchange or on the NASDAQ Stock Market. As a result, unit holders will not be able to readily sell their units. During 2007 we entered into an agreement with Alerus Securities (“Alerus”) to allow our shares to be traded through their qualified matching service (the “Qualified Matching Service”). This arrangement allows buyers and sellers to list their offers to buy or sell our units on the Alerus website.
We have placed significant restrictions on transferability of the units, limiting a unit holder’s ability to withdraw from Red Trail. The units are subject to substantial transfer restrictions pursuant to our Member Control Agreement and tax and securities laws. This means that unit holders will not be able to easily liquidate their units and may have to assume the risks of investments in us for an indefinite period of time. Transfers will only be permitted in the following circumstances:
•	Transfers by gift to the member’s descendants;

•	Transfers upon the death of a member;

•	Certain other transfers provided that for the applicable tax year, the transfers in the aggregate do not exceed 2% of the total outstanding units; and

•	Transfers that comply with the Qualified Matching Service requirements.
There is no assurance that a unit holder will receive cash distributions, which could result in a unit holder receiving little or no return on his or her investment. Distributions are payable at the sole discretion of our Board, subject to the provisions of the North Dakota Limited Liability Company Act, our Member Control Agreement and the requirements of our creditors. We do not know the amount of cash that we will generate in any given year. Cash distributions are not assured, and we may never be in a position to make distributions. Our Board may elect to retain future profits to provide operational financing for the Plant, debt retirement and possible Plant expansion or the construction of additional plants. This means that unit holders may receive little or no return on their investment and be unable to liquidate their investment due to transfer restrictions and lack of a public trading market.
Our units were not valued based on any independent objective criteria, but rather by the amount of funding required to build our Plant. For our North Dakota intrastate offering and our initial seed capital round, we determined the offering price per unit to be $1.00. This determination was based solely on the capitalization requirements necessary to fund our construction and start-up activities. We did not rely upon any independent valuation, book value or other valuation criteria. We do not place any value on the units. Any value is based on our bids received on our Qualified Matching Service, independent from any determination by us.
Our governors and managers will not be liable for any breach of their fiduciary duty, except as provided under North Dakota law. Under North Dakota law, no governor or manager will be liable for any of our debts, obligations or liabilities merely because he or she is a governor or manager. In addition, our Operating Agreement contains an indemnification provision which requires us to indemnify any governor or manager to the extent required or permitted by the North Dakota Century Code, Section 10-32-99, as amended from time to time, or as required or permitted by other provisions of law.
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
We expect to operate in a competitive industry and compete with larger, better-financed entities, which could impact our ability to operate profitably. There is significant competition among ethanol producers with numerous producer and privately-owned ethanol plants planned and operating throughout the United States. The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.
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
Certain countries can export ethanol to the United States duty-free, which may undermine the ethanol production industry in the United States. Imported ethanol is generally subject to a 54 cents per gallon tariff and a 2.5% ad valorem tax that was designed to offset the 51 cents per gallon ethanol subsidy available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is a special exemption from the tariff for ethanol imported from 24 countries in Central America and the Caribbean islands, which is limited to a total of 7.0% of United States production per year. The tariff is set to expire in December 2009. We do not know the extent to which the volume of imports would increase if the tariff is not renewed.
In addition, the North American Free Trade Agreement countries, Canada and Mexico, are exempt from duty. Imports from the exempted countries have increased in recent years and are expected to increase further as a result of new plants under development.
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
Risks Related to Regulation and Governmental Action
A change in government policies favorable to ethanol may cause demand for ethanol to decline. Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national RFS. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices, which in turn will negatively affect our results of operations, financial condition and cash flows.
Loss of or ineligibility for favorable tax benefits for ethanol production could hinder our ability to operate at a profit and reduce the value of your investment in us. The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Independence and Security Act of 2007. The provision of this Act most likely to have the greatest impact on the ethanol industry is the amendment to the RFS created in 2005. The revised RFS calls for 9 billion gallons of ethanol and other biofuels to be produced in 2008, growing to 36 billion gallons in 2015, with 15 billion gallons to be derived from conventional biofuels like corn-based ethanol. The RFS helps support a market for ethanol that might disappear without this incentive. The elimination or reduction of tax incentives to the ethanol industry could reduce the market for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could depress ethanol prices and negatively impact our financial performance.
An important provision of the Energy Policy Act of 2005, that is still in effect, involves an expansion of the small ethanol producer definition. Historically, small ethanol producers were allowed a 10-cents per gallon production income tax credit on up to 15 million gallons of production annually. Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increased from 30 million to 60 million gallons.
Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability. We are subject to extensive air, water and other environmental laws and regulations. In addition, some of these laws require our Plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. We can not assure you that we have been, are or will be at all times, in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business. We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.
The use of coal as a fuel source could subject us to additional environmental compliance costs. As a consumer of coal, we may be subject to more stringent air emissions regulations in the future. There is emerging consensus that the federal government will begin regulating greenhouse gas emissions, including carbon dioxide, in the near future. Since coal emits more carbon dioxide than alternative fuel sources, including natural gas, which most ethanol plants use, we may need to make significant capital expenditures to reduce carbon dioxide emissions from the Plant. In addition, we may incur substantial additional costs for regulatory compliance, such as paying a carbon tax or purchasing emissions credits under a cap-and-trade regime. If the costs of regulatory compliance become prohibitively expensive, we may have to switch to an alternate fuel source such as natural gas or biomass. The switch to an alternate fuel source could result in a temporary slow down or disruption in operations. The switch to an alternate fuel source like natural gas or biomass could also result in a material adverse effect on our financial performance, as coal is currently the least expensive fuel source available for Plant operations.
ITEM 2. PROPERTIES.
The Plant is located just east of the city limits of Richardton, North Dakota, and just north and east of the entrance/exit ramps to Highway I-94. The Plant complex is situated inside a footprint of approximately 25 acres of land which is part of an approximately 135 acre parcel. We acquired ownership of the land in 2004 and 2005. Included in the immediate campus area of the Plant are perimeter roads, buildings, tanks and equipment. An administrative building and parking area are located approximately 400 feet from the Plant complex. In January 2008, we verbally agreed to purchase, for approximately $50,000, a 10 acre parcel of land that is adjacent to our current property. We expect the agreement to be finalized in April 2008. This land will be used to provide additional space for a coal unloading facility and additional coal storage to be built at our Plant site.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We did not submit any matter to a vote of our unit holders through the solicitation of proxies or otherwise during the fourth quarter of 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.
Market Information
There is no established trading market for our membership units. We have engaged Alerus to create a Qualified Matching Service in order to facilitate trading of our units. The Qualified Matching Service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. The most recent trades on the Qualified Matching Service were at an average price of $1.26/unit. The average was calculated based on a total of 330,000 shares that were traded in six separate transactions between February 19, 2008 and March 6, 2008. We do not become involved in any purchase or sale negotiations arising from the Qualified Matching Service and we take no position as to whether the average price, or the price of any particular sale is an accurate gauge of the value of our units. We have no role in effecting the transactions beyond approval, as required under our Operating Agreement and the issuance of new certificates. So long as we remain a public reporting company, information about us will be publicly available through the SEC’s EDGAR filing system. However, if at any time we cease to be a public reporting company, we may continue to make information about us publicly available on our website.
Unit Holders
For the year ended December 31, 2007, we had 40,173,973 Class A Membership Units outstanding and a total of 925 membership unit holders. There is no other class of membership units issued or outstanding. In December 2007, we acquired and hold 200,000 units in treasury related to equity based compensation agreements for our President and Plant Manager. These units vest and will be issued over a ten year term as stated in the agreements.
Distributions
We did not make any distributions to our members for the fiscal years ended December 31, 2007, 2006 or 2005. Distributions are payable at the discretion of our Board, subject to the provisions of the North Dakota Limited Liability Company Act and our Member Control Agreement. Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow. These loan covenants and restrictions are described in greater detail under “ Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.” We may distribute a portion of the net profits generated from Plant operations to it owners. A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding. Our unit holders are entitled to receive distributions of cash or property if and when a distribution is declared by our Board. Subject to the North Dakota Limited Liability Company Act, our Member Control Agreement and the requirements of our creditors, our Board has complete discretion over the timing and amount of distributions, if any, to our unit holders. There can be no assurance as to our ability to declare or pay distributions in the future.
Purchases of Equity Securities

			Total Shares Purchased	Maximum Number of
	Total Units	Average	as Part of Publicly	Shares that May Yet be
Period	Purchased	Price/Unit	Announced Programs	Purchased

December 2007	200,000	$1.13	0	0
We exercised an option to purchase 200,000 units from a member for use in employee compensation plans. The only existing plans are in place for our President and Plant Manager. These plans provide for the issuance of membership units pursuant to a 10-year vesting schedule with full vesting occurring on July 1, 2015 and June 15, 2016, respectively.

ITEM 6. SELECTED FINANCIAL DATA.
The following tables set forth selected financial data of Red Trail for the periods indicated. The audited financial statements included in Item 8 of this Annual Report have been audited by our independent auditors, Boulay, Heutmaker, Zibell & Co., P.L.L.P.
Statement of Operations

					July 16, 2003 -
					Dec 31, 2007
For the year Ended December 31,	2007	2006	2005	2004	Unaudited
Revenues, net of derivative loss	$101,885,969	$—	$—	$—	$101,885,969
Cost of goods sold	87,013,208	—	—	—	87,013,208

Gross profit	14,872,761	—	—	—	14,872,761
General and administrative expenses	3,214,002	3,747,730	2,087,808	433,345	9,482,885

Operting income (loss)	11,658,759	(3,747,730)	(2,087,808)	(433,345)	5,389,876
Interest expense	6,268,707	—	—	—	6,268,707
Other income (expense)	767,276	1,243,667	360,204	147,004	2,518,151

Net income (loss)	$6,157,328	$(2,504,063)	$(1,727,604)	$(286,341)	$1,639,320

Weighted average units*	40,371,238	39,625,843	24,393,980	3,591,180	26,247,042

Net income (loss) per unit*	$0.15	$(0.06)	$(0.07)	$(0.08)	$0.06

*	Basic and fully diluted

Balance Sheet Data	2007	2006	2005
Cash and equivalents	$8,231,709	$421,722	$19,043,811
Total current assets	25,733,307	4,761,974	19,069,156
Net property, plant and equipment	81,942,542	84,039,740	16,948,185
Total assets	108,524,254	89,864,228	36,972,579
Total current liabilities	16,807,461	9,781,240	8,258,885
Other noncurrent liabilities	275,000	275,000	—
Long-term debt	52,538,310	46,878,960	—
Members’ equity	38,903,483	32,929,088	28,713,694
Book value per weighted share	$0.96	$0.83	$1.18
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Item 1A — Risk Factors ” and elsewhere in this Annual Report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.
Overview
We operate a 50 MMGY ethanol plant near Richardton, North Dakota. Construction of the Plant began in 2005 and was completed in December 2006.
Since January 2007, our revenues have been derived from the sale and distribution of ethanol and distillers grains throughout the continental United States. In our first year of operation our Plant operated at name-plate capacity as we produced approximately 50.3 million gallons of ethanol from approximately 18 million bushels of corn. We sold approximately 90,000 tons and 95,000 tons of DDGS and DMWG, respectively.
We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to: the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of coal, which we use in our production process; our dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives; and the cost of complying with extensive environmental laws that regulate our industry.

Results of Operations
From July 2003 to December 31, 2006, we were a development stage company with no revenues or costs of sales. We commenced production and sale of fuel grade ethanol in January 2007.
Comparison of Fiscal Years Ended December 31, 2007, 2006 and 2005
The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the years ended December 31, 2007, 2006 and 2005:

For the years ended December 31,	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Revenues, net of derivative loss	$101,885,969	100.00%	$—	—	$—	—
Cost of goods sold	87,013,208	85.50%	—	—	—	—

Gross margin	$14,872,761	14.50%	$—	—	—	—
General and administrative expenses	3,214,002	3.20%	3,747,730	—	2,087,808	—

Operating income (loss)	$11,658,759	11.40%	$(3,747,730)	—	$(2,087,808)	—
Interst expense	$(6,268,707)	-6.20%	$—	—	$—	—
Other income (expense)
Grant income	27,750	0.00%	—	—	50,000	—
Interest income	432,265	0.40%	182,277	—	588,156	—
Other income	307,261	0.30%	1,061,390	—	(277,952)	—

Net income (loss)	$6,157,328	5.90%	$(2,504,063)	—	$(1,727,604)	—

Additional Data for the year ended December 31,	2007

Ethanol sold (thousands of gallons)	50,184
Ethanol average price per gallon (net of hedging activity)	$1.82
Distillers grains average sales price per gallon of ethanol sold	$0.24
Corn costs per gallon of ethanol sold (net of hedging activity)	$1.37
Corn costs per bushel (net of hedging activity)	$3.78
Revenues
We began producing and selling ethanol and distillers grains in January 2007. We had no sales or revenues for the fiscal years ended December 31, 2006 or 2005.
2007 Revenue:
•	Total revenue for 2007 was approximately $101.9 million. Ethanol and distillers grains represented 88% and 12% of revenue, respectively.

•	Ethanol — Prices received by us for ethanol during 2007 ranged from $1.57 to $2.04 per gallon. Prices peaked in March at $2.04 per gallon and then slowly declined until October 2007 when prices dipped to $1.57 per gallon. Prices improved in November and December to $1.76 per gallon and $2.01 per gallon, respectively.

•	Distillers grains — Our 2007 distillers grain sales volumes were roughly split 50-50 between DDGS and DMWG. Prices received by us for DDGS ranged from $80 to $100 per ton during 2007 with our average selling price for the year being approximately $87 per ton. The price steadily increased during the last half of 2007 as corn prices started to increase. Prices received by us for DMWG ranged from $35 to $53 per ton with our average selling price for the year being approximately $40 per ton.

•	During the fourth quarter of 2007, we started to use ethanol derivative instruments in an effort to lock in a margin on a portion of our production relative to corn that we have purchased under contract. We recognize any gains or losses that result from the change in value of our ethanol derivative instruments in revenue as the changes occur. During 2007, we recognized a loss of approximately $2 million in revenue related to the change in value of our ethanol derivative instruments as ethanol prices rose above the prices we had locked in with our ethanol swaps.
Prospective Information:
•	Ethanol — we believe that ethanol prices may decrease later in 2008 as projected additional ethanol production capacity becomes available but we cannot be certain of how the price of ethanol will change, as it is a market driven commodity.

•	Distillers Grains — Distillers grains prices normally follow the price of corn. As corn prices have risen during the last half of 2007 and the first quarter of 2008 our distillers grains prices have also increased. We believe distillers grains prices will remain consistent with corn price fluctuations but we cannot be certain of how the price of distillers grains will change, as it is a market driven commodity.

•	Corn Oil Extraction — we have entered into an agreement to add corn oil extraction equipment to our facility. We do not believe the equipment will be operational during 2008 but project that it will be operational during the first quarter of 2009. At current prices and anticipated volumes, we expect that corn oil sales will add approximately $1,000,000 to our revenues on an annual basis.
Cost of Goods Sold and Gross Margin
We began producing and selling ethanol and distillers grains in January 2007. We had no costs of sales for the fiscal years ending December 31, 2006, and 2005.
Our gross margin is very sensitive to fluctuations in the price of corn as we are generally not able to pass through cost increases to customers. Corn prices rose to record levels in 2007 and have continued to increase during the first quarter of 2008. If this trend were to continue, we would expect this to have a negative impact on our gross margin. We have contracts in place for our energy needs (coal, water, electricity and natural gas) in an effort to mitigate future price increases.
2007 Cost of Goods Sold:
•	Total cost of goods sold for 2007 was approximately $87 million or 85.5% as a percentage of sales. Our gross margin for 2007 was approximately $14.9 million. Purchases of corn represented 78% of the total cost of goods sold.

•	We use corn derivative instruments in an effort to lock in a margin on a portion of our production relative to ethanol prices. We recognize any gains or losses that result from the change in value of our corn derivative instruments in cost of goods sold as the changes occur. During 2007, we recognized a gain of approximately $3 million that offset our cost of corn in cost of goods sold. As the price of corn fluctuates, the value of our corn derivative instruments are impacted, which affects our financial performance.
Prospective Information:
•	Corn — we anticipate that the price of corn will continue to rise during 2008. If this trend were to continue, it will have a negative impact on our gross margin. We cannot be certain how the price of corn will change as it is a market driven commodity. We will continue to contract with local farmers to buy corn as well use corn derivative instruments to hedge a portion of our corn needs.

•	Energy needs — we have contracts in place, for our main energy inputs in an effort to mitigate future price increases. This includes contracts for our coal, water, electricity and natural gas requirements.

•	Other costs of goods sold — one of our other main production inputs is chemicals. Chemical prices started to rise at the end of 2007 and have continued to rise during 2008. We do not anticipate the price increases to have a material impact on our financial performance but cannot be certain how the price of chemicals will fluctuate in the future.

•	Corn Oil Extraction — we have entered into an agreement to add corn oil extraction equipment to our facility. We do not believe the equipment will be operational during 2008 but project that it will be operational during the first quarter of 2009. At current prices and anticipated volumes, we expect that corn oil sales will add approximately $1,000,000 to our gross margin and net income on an annual basis.
General and Administrative Expenses
2007 compared to 2006 — general and administrative expenses decreased approximately $534,000 (14.2%) due to:
•	$1.1 million of start up costs in 2006. These costs were related to the purchase of plant supplies and other start up costs that were allocated to general and administrative expense during 2006 because our Plant was not yet operational. Similar expenses may have been incurred during 2007 but would have been included in cost of goods sold.

•	$550,000 of pre-production payroll expenses that were charged to general and administrative expense in 2006 because the Plant was not yet operational. Similar expenses incurred during 2007 are shown in cost of goods sold.
Partially offsetting the decreases were:
•	Approximately $1.1 million of increased general and administrative expenses related to the administration and management of the Plant during its first full year of operation.
2006 compared to 2005 — general and administrative expenses increased approximately $1.7 million (79.5%) due to:
•	Costs associated with management and administrative expenses during the construction of our Plant, professional and consulting fees and commencement of Plant operations. The main expenses incurred during 2006 include: $1.5 million related to professional services, $1.1 million in start up expenses and supplies, $649,000 in payroll related expenses, and $249,000 in legal fees.

Prospective Information:
•	We anticipate our general and administrative expenses for 2008 to be approximately $200,000 lower than 2007 as we work to decrease our legal, professional and consulting fees but cannot be certain that these goals will be met due to our changing business climate. We anticipate lower costs in certain areas as our employees take more responsibility for duties previously performed by our legal counsel and/or outside consultants and we also anticipate that certain permitting and legal costs that were incurred during 2007 will not recur in 2008.
Operating Income
Because we had no revenues and cost of sales prior to 2007, our operating loss in fiscal years 2006 and 2005 is the same as our operating expenses. Our operating income in 2007 was approximately $11.7 million. The increase over 2006 is due to the commencement of Plant operations during January 2007, as described above.
Interest Expense and Other Income and Expense
Our interest costs for the fiscal years ended December 31, 2007, 2006 and 2005 were approximately $6.3 million, $1.5 million, and $0, respectively. However, the interest cost of approximately $1.5 million in fiscal year 2006 was capitalized and included in construction in progress. There was no interest expense for the fiscal year ending December 31, 2005. Our interest expense for 2007 includes $5.1 million of interest expense on our long-term debt, approximately $933,000 of losses related to the change in value of our interest rate swaps and approximately $214,000 of expense related to amortization of our capitalized financing costs.
Interest rates trended downward in the fourth quarter of 2007 which caused the value of our interest rate swaps to decrease. This trend continued during the first quarter of 2008 and has negatively impacted our earnings during the first quarter. If this trend continues, we anticipate that it will continue to have a negative impact on our net income. If interest rates begin to trend higher later in 2008, we would expect this to have a positive impact on our net income.
Interest income, resulting primarily from the investment of cash received from our unit sales between inception and Plant construction, was approximately $432,000, $182,000 and $588,000 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. Interest income increased in 2007 compared to 2006, because of positive cash flows from operations during 2007. As our cash position allows, we use money market accounts to earn interest on our excess cash. We are also holding approximately $3.9 million in a money market account to cover the final construction costs that have not been paid to Fagen. Interest income decreased in 2006 as compared to 2005 as funds raised from member investments were disbursed for Plant construction and pre-production operating expenses. We do not expect to receive any significant interest income in 2008.
Gains (losses) derived from our corn derivative instruments and changes in the value of our interest rate swap were recorded in the other income and expense section for years prior to 2007. During 2007, we recorded gains (losses) associated with our corn derivative instruments in cost of goods sold and we recorded the change in the value of our interest rate swap in interest expense. For the fiscal years ending December 31, 2006 and 2005, there were no settlements, and changes in the value of our interest rate swap resulted in gains (losses) from non-designated hedging derivatives on the interest rate swap contract of approximately $167,000 and $(278,000) respectively. For the fiscal years ending December 31, 2006 and 2005, there were no net settlements, and market value adjustments resulted in a gain associated with our corn derivative instruments of approximately $894,000 and $0. We may recognize significant gains or losses in the near future in connection with our interest rate swap contract and corn and ethanol derivative instruments.
Grant income was approximately $27,750, $0, and $50,000 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. We do not anticipate receiving any grant income during 2008.
Plant Operations
Operations of Ethanol Plant
Production in 2007 was approximately 50.3 million gallons, just above our name-plate capacity levels of 50 MMGY. Management anticipates that the Plant will be operating at or above name-plate capacity of 50 MMGY for the next twelve months.
We expect to have sufficient cash from cash flow generated by continuing operations, current lines of credit through our revolving promissory note, and cash reserves to cover our usual operating costs over the next twelve months, which consist primarily of corn supply, coal supply, water supply, staffing, office, audit, legal, compliance, working capital costs and debt service obligations.
Critical Accounting Estimates
Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical.

Derivative Instruments
We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133.
In order to reduce the risk caused by market fluctuations of corn, ethanol and interest rates, we enter into option, futures and swap contracts. These contracts are used to fix the purchase price of our anticipated requirements of corn in production activities and the selling price of our ethanol product and limit the effect of increases in interest rates. The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets. The fair value of the derivatives is continually subject to change due to the changing market conditions. We do not typically enter into derivative instruments other than for hedging purposes. On the date the derivative instrument is entered into, we will designate the derivative as a hedge. Changes in the fair value of a derivative instrument that is designated and meets all of the required criteria for a cash flow or fair value hedge is recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in fair value of a derivative instrument that is not designated and accounted for as a cash flow or fair value hedge is recorded in current period earnings. Although certain derivative instruments may not be designated and accounted for as a cash flow or fair value hedge, they are effective economic hedges of specific risks.
Inventory
Inventory consists of raw materials, work in process, and finished goods. The work in process inventory is based on certain assumptions. The assumptions used in calculating work in process are the quantities in the fermenter and beer well tanks, the lower of cost or market price used to value corn at the end of the month, the effective yield, and the amount of dried distillers grains assumed to be in the tanks. These assumptions could change in the near term.
Commitments and Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense. In conformity with United States generally accepted accounting principles, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Long-Lived Assets
Depreciation and amortization of our property, plant and equipment is applied on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets placed in service. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from the actual useful lives. Differences between estimated lives and actual lives may be significant, but management does not expect events that occur during the normal operation of our Plant related to estimated useful lives to have a significant effect on results of operations.
Long-lived assets, including property, plant, equipment and investments, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual cash flows. Management does not expect that an impairment of assets will exist based on their assessment of the risks and rewards related to the ownership of these assets and the expected cash flows generated from the operation of the Plant.
Liquidity and Capital Commitments

Statement of Cash Flows for the years ended December 31,	2007	2006	2005
Cash flows from (used in) operating activities	$2,684,633	$(7,662,308)	$(57,980)
Cash flows used in investing activities	(3,974,839)	(66,903,860)	(10,558,969)
Cash flows from financing activities	9,100,193	55,944,079	13,811,977
Cash flows
Operating activities. Net income before depreciation and amortization is a significant contributor to cash flows from operating activities. The changes in cash flows from operating activities generally follow the results of operations as discussed in Financial and Operating Data and also are affected by changes in working capital.
Cash flows provided by operating activities in 2007 increased $10.3 million from the comparable prior period, as a result of:
•	Increased net income of $8.7 million, due to the Plant becoming operational in 2007;

•	Increased depreciation expense of $5.7 million, due to the Plant becoming operational in 2007; and

•	Increased amortization expense and changes in the market value of our interest rate swap that added $1.4 million.
Partially offsetting the increase in cash flows from operating activities were:
•	A net increase in cash flow use of $5.5 million from changes in working capital items related to the Plant becoming operational in 2007. Current assets such as inventory, accounts receivable and the change in market value of our corn and ethanol derivative instruments increased more than our current liabilities during 2007.
Cash flows provided by operating activities in 2006 decreased $7.6 million from the comparable 2005 period, the result of start up expenses incurred in 2006 related to Plant construction activities along with the purchase of inventories in preparation for the inception of production in January 2007.
Investing activities. Cash flows used in investing activities in 2007 decreased $62.9 million compared to the comparable prior period, the result of lower capital expenditures in 2007 due to Plant construction being substantially complete at the end of 2006.
Cash flows used in investing activities in 2006 increased $56.3 million compared to the comparable 2005 period, as a result of increased capital expenditures in 2006 as most of the Plant construction work took place during 2006.
Financing activities. Cash flows provided by financing activities in 2007 decreased $46.8 million compared to the comparable prior period, primarily the result of:
•	A decrease in the issuance of long-term debt of $38.6 million;

•	A decrease in member contributions of $6.7 million due to the closing of the equity drive during 2006; and

•	Higher debt repayments of $1.8 million as we commenced debt service in 2007.
Cash flows provided by financing activities in 2006 increased $42.1 million compared to the comparable 2005 period, primarily the result of an increase in proceeds from long-term debt of $49.8 million as we borrowed money for the construction of the Plant, partially offset by a decrease in member contributions of $7.6 million as the equity drive came to a close during 2006.
We anticipate being able to fund our operations and planned capital projects from our operating cash flow and existing lines of credit during 2008.
Capital Expenditures
We incurred significant capital expenditures in 2005, 2006 and 2007 during Plant construction. For 2008 we anticipate our capital expenditures will be approximately $2.2 million. The majority of our 2008 capital expenditures will be related to our coal unloading facility project, which we expect to cost approximately $2 million. We anticipate funding our capital expenditures from our operating cash flow and existing lines of credit during 2008. Due to the nature of the corn oil agreement, we do anticipate any capital expenditures related to the installation of corn oil extraction equipment at our facility.
Capital Resources
Short-Term Debt Sources
We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha (the “Bank”) through July 5, 2008, subject to certain borrowing base limitations. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 6.2175% at March 16, 2008. We have no outstanding borrowings on the revolving promissory note as of December 31, 2007, 2006 and 2005.
Long-Term Debt Sources
We had four long-term notes with the Bank (collectively the “Term Notes”) in place as of December 31, 2007. The loan agreements are secured by substantially all of our assets. Three of the notes were established in conjunction with the termination of the original construction loan agreement on April 16, 2007. The fourth note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when we entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The construction loan agreement requires us to maintain certain financial ratios and meet certain non-financial covenants. Each note has specific interest rates and terms as described below.
Fixed Rate Note - The fixed rate note (the “Fixed Rate Note”) had a balance of $26.6 million outstanding at December 31, 2007. Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of January 14, 2008, the rate was 7.055%. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
Variable Rate Note - During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the 4th amendment to the loan agreement. The Variable Rate Note had a balance of $6.77 million at December 31, 2007. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of January 14, 2008, the rate was 7.455%. Principal payments are made quarterly according to the terms of the construction loan agreement as amended by the fourth amendment to the construction loan agreement. The amendment calls for quarterly payments of $634,700 applied first to interest on the long-term revolving note (the “Long-Term Revolving Note”), next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note. Based on the interest rate noted above we estimate that the remaining Variable Rate Note will be paid off in October 2010. We anticipate the principal payments to be approximately $445,000 per quarter with a final payment of approximately $197,000 in October 2010.
Long-Term Revolving Note - The Long-Term Revolving Note had a balance of $10 million at December 31, 2007. Interest is charged at 3.4% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly. As of March 16, 2008, the rate was 6.2175%.
December 2007 Fixed Rate Note - The December 2007 Fixed Rate Note was created by the fourth amendment to the construction loan agreement as noted above. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of January 14, 2008, the rate was 7.455%. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $183,000 and increasing to $242,000 per quarter, from January 2008 to January 2012, with a final principal payment of approximately $6,334,000 at April 2012.
All unpaid amounts on the Term Notes are due and payable in April 2012. We are subject to a number of covenants and restrictions in connection with these loans, including:
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
Interest Rate Swap Agreements
In December 2005, we entered into an interest rate swap transaction that effectively fixed the interest rate at 8.08% on the outstanding principal of the Fixed Rate Note. In December 2007, we entered into a second interest rate swap transaction that effectively fixed the interest rate at 7.695% on the outstanding principal of the December 2007 Fixed Rate Note.
The interest rate swaps were not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements were recorded as a gain or loss from non-designated hedging activities in other income and expense during 2005 and 2006 and are shown in interest expense in 2007.
For the fiscal years ending December 31, 2007, 2006 and 2005 there were settlements of approximately $39,000, $0 and $0, respectively and market value adjustments resulting in a gains/(losses) of approximately $(933,000), $851,000 and $(278,000), respectively.
Letters of Credit
The construction loan agreement provides for up to $1,000,000 in letters of credit with the Bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012. The construction loan agreement provides for us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, as of December 31, 2007, we have one outstanding letter of credit for $137,000 for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the construction loan agreement, we entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 9.455% at January 14, 2008) and is due and payable subject to approval by the senior lender, the Bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of December 31, 2007, the outstanding amounts on these loans was $5,525,000.

Contractual Obligations and Commercial Commitments
We have the following contractual obligations as of December 31, 2007:

Contractual Obligations	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations	$75,290,933	$10,736,543	$16,961,857	$47,592,533	$—
Capital leases	170,037	61,701	106,420	1,916	—
Operating lease obligations	111,300	31,800	63,600	15,900	—
Coal purchases	2,616,300	1,288,800	1,327,500	—	—
Water purchases	3,558,600	398,400	796,800	769,800	1,593,600
To date, we have not incurred any commitments or contractual obligations related to our coal unloading capital project. Due to the nature of the agreement, there are no commitments associated with our corn oil extraction agreement.
Grants
In 2006, we entered into a contract with the State of North Dakota through the Commission for a lignite coal grant not to exceed $350,000. In order to receive the proceeds, we were required to build a 50 MMGY ethanol plant located in North Dakota that utilizes clean lignite coal technologies in the production of ethanol. We also had to provide the Commission with specific reports in order to receive the funds including a final report (the “Final Report”) six months after ethanol production began. After the first year of operation, we will be required to repay a portion of the proceeds in annual payments of $22,000 over ten years. The payments could increase based on the amount of lignite coal we are using as a percentage of primary fuel. We received $275,000 from this grant in 2006. During the first quarter of 2007, we experienced issues with the delivery and quality of lignite coal under the lignite supply agreement as well as combustion issues with the coal combustor. We terminated the contract for lignite coal delivery in April 2007 due to the supplier’s failure to deliver lignite coal as required by the contract. At that time, we entered into short term delivery for PRB coal as an alternative to lignite coal. During December 2007, we extended our PRB coal agreement for two additional years as we continue to try to resolve the issues experienced while running the Plant on lignite coal. Due to the temporary nature of our use of PRB coal, the grant terms remain consistent with that described above; however, a permanent change to a primary fuel source other than lignite coal may accelerate or increase the repayment of these amounts. We intend to use lignite coal in the future if delivery, pricing, quality and performance issues can be resolved favorably. Because we have been temporarily using PRB coal, we made a formal request to extend the Final Report deadline from June 30, 2007 to August 31, 2007. We received the extension but have not yet returned to using lignite coal nor filed the Final Report. In place of the Final Report, we filed a memo with the Commission updating them on the status of using lignite coal at our Plant for 2007. This included supplying information on what percentage lignite coal was of our total coal usage (on a BTU basis) for 2007. For 2007, we did not meet the minimum lignite usage specified in the grant contract. Based on that information, we expect the Commission to notify us that we will have to repay our grant at an accelerated rate of $35,000 per year for every year we do not meet the specified percentage of lignite use as outlined in our grant. We have remained in contact with the Commission about the current state of the Plant as well as future intentions to run on lignite coal.
We have entered into an agreement with Job Service North Dakota for a new jobs training program. This program provides incentives to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training. We will receive up to approximately $170,000 over ten years. We did not receive any funds in the fiscal years ended December 31, 2007 and 2006.
In additional to the Job Service North Dakota training program, we entered into a contract on October 2, 2006 with Job Service North Dakota for the Workforce 20/20 program. The program assists North Dakota employers in training and upgrading workers’ skills. Under this program, we received $27,750 in 2007.
We were awarded a grant from Ag Products Utilization Council in the amount of $150,000, which was used in 2005 and 2004 for general business expenses, including legal and accounting.
North Dakota Ethanol Incentive Program
We have received written assurance from the North Dakota Department of Commerce that our Plant will qualify for North Dakota’s fuel tax fund incentive program. Ethanol plants constructed after July 31, 2003 are eligible for incentives. Under the program, each fiscal quarter eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum. We received $227,000 from this program for the fourth quarter of 2007. Because we cannot predict the future prices of corn and ethanol, we cannot predict whether we will receive any funds in the future. The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price average as calculated in number 1 and number 2 below:
1.	Corn Price :

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
Under the program, no facility may receive payments in excess of $1.6 million per year. If corn prices are low compared to historical averages and ethanol prices are high compared to historical averages, we will receive little or no funds from this program.
Tax Credit for Investors
In addition, our investors are eligible for a tax credit against North Dakota state income tax liability. On May 3, 2004, we were approved for the North Dakota Seed Capital Investment Tax Credit. In 2005, North Dakota revised its tax incentive programs and adopted the Agricultural Commodity Processing Facility Investment Tax Credit. We were grandfathered into the new program and do not need to meet the new conditions to qualify for the tax credit. The amount of credit for which a taxpayer may be eligible is 30% of the amount invested by the taxpayer in a qualified business during the taxable year.
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
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in Unites States Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and we use ethanol swaps to hedge changes in the commodity price of ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and construction term notes which bear variable interest rates. Approximately $17 million of our outstanding long-term debt is at a variable rate as of December 31, 2007. In order to achieve a fixed interest rate on the construction loan and reduce our risk to fluctuating interest rates, we entered into an interest rate swap contracts that effectively fix the interest rate at 8.08% on approximately $27.6 million of the outstanding principal of the construction loan. We entered into a second interest rate swap in December 2007 and effectively fixed the interest rate at 7.695% on an additional $10 million of our outstanding long-term debt. The interest rate swaps are not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements were recorded as a gain or loss from non-designated hedging activities in other income and expense for 2005 and 2006 and are recorded in interest expense in 2007. For the fiscal years ending December 31, 2007, 2006 and 2005, the net settlement amounts were $38,650, $0 and $0, respectively. The market value adjustments resulted in gains/(losses) of approximately of $(933,000), $167,000 and $(278,000), respectively.

Commodity Price Risk
We also expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol. We will seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. In practice, as markets move, we will actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions will accomplish an economic hedge against our future purchases, they likely will not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We intend to use fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. For example, our net hedge position had a market value of approximately $3.2 million at December 31, 2007. We would generally expect that a 10% increase in the cash price of corn would produce a $330,000 increase in the fair value of our derivative instruments. Whereas a 10% decrease in the cash price of corn would likely produce a $330,000 decrease in the fair value of our derivatives.
The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of December 31, 2007 and 2006, we had investments of $3.1 million and $300,000 in corn and ethanol derivative instruments, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.
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
We intend to manage our ethanol price risk by setting a hedging strategy designed to establish a price floor for our ethanol sales. At present, the price of ethanol has increased. In the future, we may not be able to sell ethanol at a favorable price relative to gasoline prices. We also may not be able to sell ethanol at prices equal to or more than our current price. This would limit our ability to offset our costs of production.
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
To manage our coal price risk, we entered into a coal purchase agreement with our supplier to supply us with coal, fixing the price at which we purchase coal. If we are unable to continue buying coal under this agreement, we may have to buy coal in the open market. The price of coal has risen substantially over the last several months and our strategy is to purchase coal based on our operating assumptions of the Plant.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data are included on pages F-1 to F-18 of this Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since 2005 and is our independent auditor at the present time. We have had no disagreements with our auditors.
ITEM 9A. CONTROLS AND PROCEDURES.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

/s/ Mick J. Miller Mick J. Miller	/s/ Mark E. Klimpel Mark E. Klimpel
President and Chief Executive Officer	Chief Financial Officer
ITEM 9B. OTHER INFORMATION
None.
PART III
Pursuant to General Instruction G (3), Part III, Items 10, 11, 12, 13, and 14 are incorporated by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the SEC within 120 days after the close of the fiscal year covered by this Annual Report (December 31, 2007).
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     The following exhibits and financial statements are file as part of, or are incorporated by reference into, this report:
     (1) Financial Statements
     An index to the financial statements included in this Report appears at page F-1. The financial statements appear beginning at page F-3 of this Annual Report.
     (2) Financial Statement Schedules
     All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits

3.1	Articles of Organization, as filed with the North Dakota Secretary of State on July 16, 2003. Filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

3.2	Operating Agreement of Red Trail Energy, LLC. Filed as exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

4.1	Membership Unit Certificate Specimen. Filed as Exhibit 4.1 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

4.2	Member Control Agreement of Red Trail Energy, LLC. Filed as exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.1	The Burlington Northern and Santa Fe Railway Company Lease of Land for Construction/ Rehabilitation of Track made as of May 12, 2003 by and between The Burlington Northern and Santa Fe Railway Company and Red Trail Energy, LLC. Filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

(3) Exhibits

10.2	Management Agreement made and entered into as of December 17, 2003 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC. Filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.3	Development Services Agreement entered into as of December 17, 2003 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC. Filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.4	The Burlington Northern and Santa Fe Railway Company Real Estate Purchase and Sale Agreement with Red Trail Energy, LLC, dated January 14, 2004. Filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.5	Grain Origination Contract effective April 1, 2004 between Red Trail Energy, LLC, and New Vision Coop. Filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.6	Warranty Deed made as of January 13, 2005 between Victor Tormaschy and Lucille Tormaschy, Husband and Wife, as Grantors, and Red Trail Energy, LLC, as Grantee. Filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.7	Warranty Deed made as of July 11, 2005 between Neal C. Messer and Bonnie M. Messer, Husband and Wife, as Grantors, and Red Trail Energy, LLC, as Grantee. Filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.8	Agreement for Electric Service made the 18th day of August, 2005, by and between West Plains Electric Cooperative, Inc. and Red Trail Energy, LLC. Filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.9+	Lump Sum Design-Build Agreement between Red Trail Energy, LLC, and Fagen, Inc. dated August 29, 2005. Filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G/A-3 (000-52033) and incorporated by reference herein.

10.10	Railroad Construction, Design and Repair Contract made as of November 7, 2005, by and between R & R Contracting, Inc. and Red Trail Energy, LLC. Filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.11	Construction Loan Agreement dated as of the 16th day of December by and between Red Trail Energy, LLC, and First National Bank of Omaha. Filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.12	Construction Note for $55,211,740.00 dated December 16, 2005, between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank. Filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.13	International Swap Dealers Association, Inc. Master Agreement dated as of December 16, 2005, signed by First National Bank of Omaha and Red Trial Energy, LLC. Filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.14	Security Agreement and Deposit Account Control Agreement made December 16, 2005, by and among First National Bank of Omaha, Red Trail Energy, LLC, and Bank of North Dakota. Filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.15	Security Agreement given as of December 16, 2005, by Red Trail Energy, LLC, to First National Bank of Omaha. Filed as Exhibit 10.20 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.16	Control Agreement Regarding Security Interest in Investment Property, made as of December 16, 2005, by and between First National Bank of Omaha, Red Trail Energy, LLC, and First National Capital Markets, Inc. Filed as Exhibit 10.21 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

(3) Exhibits

10.17	Loan Agreement between Greenway Consulting, LLC, and Red Trail Energy, LLC, dated February 26, 2006. Filed as Exhibit 10.22 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.18	Promissory Note for $1,525,000.00, dated February 28, 2006, given by Red Trail Energy, LLC, to Greenway Consulting, LLC. Filed as Exhibit 10.23 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.19	Loan Agreement between ICM Inc. and Red Trail Energy, LLC, dated February 28, 2006. Filed as Exhibit 10.24 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.20	Promissory Note for $3,000,000.00, dated February 28, 2006, given by Red Trail Energy, LLC, to ICM Inc. Filed as Exhibit 10.25 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.21	Loan Agreement between Fagen, Inc. and Red Trail Energy, LLC, dated February 28, 2006. Filed as Exhibit 10.26 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.22	Promissory Note for $1,000,000.00, dated February 28, 2006, given by Red Trail Energy, LLC, to Fagen, Inc. Filed as Exhibit 10.27 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.23	Southwest Pipeline Project Raw Water Service Contract, executed by Red Trail Energy, LLC, on March 8, 2006, by the Secretary of the North Dakota State Water Commission on March 31, 2006, and by the Chairman of the Southwest Water Authority on April 2, 2006. Filed as Exhibit 10.28 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.24	Contract dated April 26, 2006, by and between the North Dakota Industrial Commission and Red Trail Energy, LLC. Filed as Exhibit 10.29 to the registrant’s registration statement on Form 10-12G/A-2 (000-52033) and incorporated by reference herein.

10.25	Subordination Agreement, dated May 16, 2006, among the State of North Dakota, by and through its Industrial Commission, First National Bank and Red Trail Energy, LLC. Filed as Exhibit 10.30 to the registrant’s registration statement on Form 10-12G/A-2 (000-52033) and incorporated by reference herein.

10.26	Firm Gas Service Extension Agreement, dated June 7, 2006, by and between Montana-Dakota Utilities Co. and Red Trail Energy, LLC. Filed as Exhibit 10.31 to the registrant’s registration statement on Form 10-12G/A-2 (000-52033) and incorporated by reference herein.

10.27	First Amendment to Construction Loan Agreement dated August 16, 2006 by and between Red Trail Energy, LLC and First National Bank of Omaha. Filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (000-52033) and incorporated by reference herein.

10.28	Security Agreement and Deposit Account Control Agreement effective August 16, 2006 by and among First National Bank of Omaha and Red Trail Energy, LLC. Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.29	Equity Grant Agreement dated September 8, 2006 by and between Red Trail Energy, LLC and Mickey Miller. Filed as Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.30	Option to Purchase 200,000 Class A Membership Units of Red Trail Energy, LLC by Red Trail Energy, LLC from North Dakota Development Fund and Stark County dated December 11, 2006. Filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.31	Audit Committee Charter adopted April 9, 2007. Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.32	Senior Financial Officer Code of Conduct adopted March 28, 2007. Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

(3) Exhibits

10.33	Long Term Revolving Note for $10,000,000, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033) and incorporated by reference herein.

10.34	Variable Rate Note for $17,065,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033).

10.35	Fixed Rate Note for $27,605,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033) and incorporated by reference herein.

10.36	$3,500,000 Revolving Promissory Note given by the Company to First National Bank of Omaha dated July 18, 2007. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (000-52033) and incorporated by reference herein.

10.37	Second Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated July 18, 2007. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (000-52033) and incorporated by reference herein.

10.38*	Third Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated November 15, 2007.

10.39*	Fourth Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated December 11, 2007.

10.40*	Interest Rate Swap Agreement by and between the Company and First National Bank of Omaha dated December 11, 2007.

10.41*	Member Ethanol Fuel Marketing agreement by and between Red Trail Energy, LLC and RPMG, Inc dated January 1, 2008.

10.42*	Contribution Agreement by and between Red Trail Energy, LLC and Renewable Products Marketing Group, LLC dated January 1, 2008.

10.43*	Coal Sales Order by and between Red Trail Energy, LLC and Westmoreland Coal Sales Company dated December 5, 2007.

10.44*	Distillers Grain Marketing Agreement by and between Red Trail Energy, LLC and CHS, Inc dated March 10, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2008	/s/ Mick J. Miller
Mick J. Miller
President and Chief Financial Officer (Principal Executive Officer)

Date: April 11, 2008	/s/ Mark E. Klimpel
Mark E. Klimpel
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 11, 2008	/s/ Mike Appert
Mike Appert, Chairman of the Board

Date: April 11, 2008	/s/ William A. Price
William A. Price, Governor

Date: April 11, 2008	/s/ Ron Aberle
Ron Aberle, Governor

Date: April 11, 2008	/s/ Jody Hoff
Jody Hoff, Vice President and Governor

Date: April 11, 2008	/s/ Roger Berglund
Roger Berglund, Treasurer and Governor

Date: April 11, 2008	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Secretary and Governor

Date: April 11, 2008	/s/ Tim Meuchel
Tim Meuchel, Governor

Red Trail Energy, LLC
Financial Statements
December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Red Trail Energy, LLC
Richardton, North Dakota
We have audited the accompanying balance sheets of Red Trail Energy, LLC as of December 31, 2007 and 2006, and the related statements of operations, changes in members’ equity, and cash flows for the fiscal years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Trail Energy, LLC as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
April 11, 2008

Red Trail Energy, LLC
Balance Sheet

December 31,	2007	2006
ASSETS
Current Assets
Cash and equivalents	$8,231,709	$421,722
Accounts receivable	5,960,041	—
Corn and ethanol derivative instruments, at market	3,190,790	320,341
Inventory	8,297,356	3,956,129
Prepaid expenses	53,411	63,782

Total current assets	25,733,307	4,761,974

Property, Plant and Equipment
Land	300,602	300,602
Plant and equipment	78,139,237	151,851
Land improvements	3,918,766	—
Buildings	5,312,995	313,295
Construction in progress	—	83,290,008

	87,671,600	84,055,756

Less accumulated depreciation	5,729,058	16,016

Net property and equipment	81,942,542	84,039,740

Other Assets
Debt issuance costs, net of amortization	768,405	982,574
Deposits	80,000	80,000

Total other assets	848,405	1,062,574

Total Assets	$108,524,254	$89,864,288

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$6,578,004	$2,909,228
Accounts payable	6,682,330	4,437,601
Accrued expenses	2,502,936	2,323,476
Interest rate swap, at market	1,044,191	110,935

Total current liabilities	16,807,461	9,781,240

Other Liabilities
Contracts payable	275,000	275,000

Long-Term Debt	52,538,310	46,878,960

Commitments and Contingencies

Members’ Equity	38,903,483	32,929,088

Total Liabilities and Members’ Equity	$108,524,254	$89,864,288

Notes to Financial Statements are an integral part of this Statement.

Red Trail Energy, LLC
Statement of Operations

Years ended December 31,	2007	2006	2005
Revenues
Ethanol, net of loss on derivative instruments	$90,100,581	$—	$—
Distillers grains	11,785,388	—	—

Total Revenue	101,885,969	—	—

Cost of Goods Sold
Corn costs, net of gain on derivative instruments	67,778,832	—	—
Production costs	13,579,178	—	—
Depreciation	5,655,198	—	—

Total Cost of Goods Sold	87,013,208	—	—

Gross Margin	14,872,761	—	—

General and Administrative	3,214,002	3,747,730	2,087,808

Operating Income (Loss)	11,658,759	(3,747,730)	(2,087,808)

Interest Expense	6,268,707	—	—

Other Income, net	767,276	1,243,667	360,204

Net Income (Loss)	$6,157,328	$(2,504,063)	$(1,727,604)

Weighted Average Units Outstanding	40,371,238	39,625,843	24,393,980

Net Income (Loss) Per Unit, basic and fully diluted	$0.15	$(0.06)	$(0.07)

Notes to Financial Statements are an integral part of this Statement.

Red Trail Energy, LLC
Statement of Changes in Members’ Equity

	Class A Member Units		Additional Paid	Retained	Treasury Units		Total Members'
	Units (a)	Amount	in Capital	Earnings	Units	Amount	Equity
Balance — December 31, 2004	3,600,000	$1,200,000	$56,825	$(706,478)	—	$—	$550,347

Capital contributions — $1 per unit, April 6	25,983,452	25,983,452	—	—	—	—	25,983,452
Capital contributions — $1 per unit, April 6 - June 30	1,389,303	1,389,303	—	—	—	—	1,389,303
Capital contributions — $1 per unit, July 1 - September 30	2,080,555	2,080,555	—	—	—	—	2,080,555
Capital contributions — $ per unit, October 1 - December 31	544,956	544,956	—	—	—	—	544,956
Cost related to capital contributions		(107,315)	—	—	—	—	(107,315)
Net Loss	—	—	—	(1,727,604)	—	—	(1,727,604)

Balance — December 31, 2005	33,598,266	31,090,951	56,825	(2,434,082)	—	—	28,713,694

Capital contributions — $1 per unit, January 1 - March 31	6,713,207	6,713,207	—	—	—	—	6,713,207
Units issued under option exercised - 62,500 units, $0.10 per unit	62,500	6,250	—	—	—	—	6,250
Net Loss	—	—	—	(2,504,063)	—	—	(2,504,063)

Balance — December 31, 2006	40,373,973	37,810,408	56,825	(4,938,145)	—	—	32,929,088

Unit-based compensation	—	—	45,000	—	—	—	45,000
Treasury units repurchased - $1.13 per unit, December	(200,000)	—	—	—	200,000	(227,933)	(227,933)
2007
Net Income	—	—	—	6,157,328	—	—	6,157,328

Balance — December 31, 2007	40,173,973	$37,810,408	$101,825	$1,219,183	200,000	$(227,933)	$38,903,483

(a)	-Amounts shown represent member units outstanding. Authorized and issued units were 3,600,000, 33,598,266, 40,373,973 and 40,373,973 as of December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007, respectively.
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

Years ended December 31,	2007	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$6,157,328	$(2,504,063)	$(1,727,604)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,713,042	16,016	—
Amortization of debt financing costs	214,169	—	—
Change in market value of derivative instruments	(2,870,449)	(320,341)
Change in market value of interest rate swap	894,256	(167,017)	277,952
Changes in assets and liabilities Equity-based compensation	20,000	25,000	—
Accounts receivable	(5,960,041)	—	—
Inventory	(4,341,227)	(3,956,129)	—
Prepaid expenses	10,371	(38,437)	(25,345)
Other assets	—	(80,000)	—
Accounts payable	2,603,723	(1,423,115)	1,409,068
Accrued expenses	204,461	510,778	7,949
Other liabilities	—	275,000	—
Net settlements on derivative instruments	39,000	—	—

Net cash provided by (used in) operating activities	2,684,633	(7,662,308)	(57,980)
Cash Flows from Investing Activities
Capital expenditures	(3,974,839)	(66,903,860)	(10,558,969)

Net cash used in investing activities	(3,974,839)	(66,903,860)	(10,558,969)
Cash Flows from Financing Activities
Payments for deferred financing costs	—	—	(3,353)
Payments for debt issuance costs	—	(563,566)	(470,500)
Debt repayments	(1,813,376)	—	—
Proceeds from long-term debt	11,141,502	49,788,188	—
Proceeds from stock subscriptions held in escrow	—	—	10,271,016
Member contributions	—	6,719,457	4,014,814
Treasury units repurchased	(227,933)	—	—

Net cash provided by financing activities	9,100,193	55,944,079	13,811,977

Net Increase (Decrease) in Cash and Equivalents	7,809,987	(18,622,089)	3,195,028
Cash and Equivalents — Beginning of Period	421,722	19,043,811	15,848,783

Cash and Eqivalents — End of Period	$8,231,709	$421,722	$19,043,811

Supplemental Disclosure of Cash Flow Information
Interest paid	$4,119,744	$—	$—

Interest paid and capitalized in construction in process	$—	$1,474,638	$—

SUPPLEMENT DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Debt issuance costs included in accounts payable	$—	$799	$484,738

Capital expenditures included in accounts payable	$—	$4,297,665	$5,924,446

Capital expenditures included in accrued liabilities	$—	$1,778,201	$—

Amortization of deferred financing costs capitalized in construction in process	$—	$52,291	$—

Notes to Financial Statements are an integral part of this Statement.

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owns and operates a 50 million gallon annual production ethanol plant near Richardton, North Dakota. The Plant commenced production on January 1, 2007. Fuel grade ethanol and distillers grains are the Company’s primary products. Both products are marketed and sold primarily within the continental United States. Prior to January 1, 2007, the Company was considered a development stage company.
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
Accounts Receivable and Concentration of Credit Risk
The Company generates accounts receivable from sales of ethanol and distillers grains. The Company has entered into agreements with RPMG, Inc. (“RPMG”) and CHS, Inc. (“CHS”) for the marketing and distribution of the Company’s ethanol and dried distillers grains, respectively. Under the terms of the marketing agreements, both RPMG and CHS bear the risk of loss of nonpayment by their customers. The Company markets its wet distillers grains internally.
The Company is substantially dependent upon RPMG for the purchase, marketing and distribution of the Company’s ethanol. RPMG purchases 100% of the ethanol produced at the Plant, all of which is marketed and distributed to its customers. Therefore, the Company is highly dependent on RPMG for the successful marketing of the Company’s ethanol. In the event that the Company’s relationship with RPMG is interrupted or terminated for any reason, the Company believes that another entity to market the ethanol could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol and adversely affect the Company’s business and operations. Amounts due from RPMG represent approximately 80% of the Company’s outstanding receivable balance as of December 31, 2007.
The Company is substantially dependent on CHS for the purchase, marketing and distribution of the Company’s dried distillers grains. CHS purchases 100% of the dried distillers grains produced at the Plant, all of which are marketed and distributed to its customers. Therefore, the Company is highly dependent on CHS for the successful marketing of the Company’s dried distillers grains. In the event that the Company’s relationship with CHS is interrupted or terminated for any reason, the Company believes that another entity to market the dried distillers grains could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale of dried distillers grains and adversely affect the Company’s business and operations.
For sales of wet distillers grains, credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are due 30 days from the invoice date. Accounts outstanding longer than the contractual payment terms are considered past due. Internal follow up procedures are followed accordingly. Interest is charged on past due accounts.
All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. There was no allowance for doubtful accounts at December 31, 2007 or December 31, 2006.

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
Derivative Instruments
The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives related to corn are recorded in costs of goods sold. Changes in the fair value of undesignated derivatives related to ethanol recorded in revenue.
Additionally, SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. As of December 31, 2007 and 2006 the Company has no derivatives instruments that meet this criterion.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.
Revenues are shown net of any fees incurred under the terms of the Company’s agreements for the marketing and sale of ethanol and related products.
Inventory
Inventory consists of raw materials, finished goods and work in process. Corn, the primary raw material, along with other chemicals and ingredients, is stated at the lower of average cost or market. Finished goods consist of ethanol and distillers grains produced, and are stated at the lower of average cost or market.
Property and Equipment
Property and equipment is stated at cost. Assets are depreciated over their estimated useful lives by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized. Depreciation of assets is computed using the straight-line method over the following estimated useful lives:

Category	Average Life
Land improvements	20 years
Buildings	40 years
Plant equipment	7 to 15 years
Railroad and rail equipment	20 years
Office equipment	3 to 7 years
Depreciation expense for the years ended December 31, 2007 and 2006 totaled approximately $5.7 million and $16,000, respectively.
Long-lived Assets
The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.
Debt Issuance Costs
Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Amortization expense for the year ended December 31, 2007 was $214,000 and is included in interest expense. Amortization expense for December 31, 2006 was approximately $52,000 and was included in construction in progress.
Fair Value of Financial Instruments
The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and derivative instruments approximate their carrying value. It is not currently practicable to estimate the fair value of the Company’s long-term debt and contracts payable since these agreements contain unique terms, conditions, and restrictions, which were negotiated at arm’s length. As such, there are no readily determinable similar instruments on which to base an estimate of fair value of each item.
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
Shipping and Handling
The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.
Income Taxes
The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Differences between financial statement basis of assets and tax basis of assets is primarily related to depreciation, interest rate swaps, derivatives, inventory, compensation and capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (“FIN 48”). The Interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.
The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s financial statements at, and for the year ended December 31, 2007.
Organizational and Start Up Costs
The Company expensed all organizational and start up costs as incurred.
Advertising
The Company expenses advertising costs as they are incurred. Advertising costs totaled approximately $10,000 and $19,000 for the years ended December 31, 2007 and 2006, respectively.
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

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
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
The Company recognizes the related costs under these agreements using the straight-line attribution method over the grant period and the current fair value unit price. Equity-based compensation expense for the years ended December 31, 2007 and 2006 totaled approximately $20,000 and $25,000, respectively.
Earnings Per Unit
Earnings per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. Equity-based compensation, representing 200,000 units, is not considered in the fully diluted calculation since they are anti-dilutive in 2006 and 2005 and contingent on future events.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. No such liabilities have been identified as of December 31, 2007 and 2006.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. While the Company has not yet performed an evaluation, the Company does not expect the adoption of SFAS 157 to have a significant impact on its financial position or results of operations.
In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. SFAS 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will be effective for fiscal years that begin after November 15, 2007. While the Company has not yet done an evaluation, it does not believe that the adoption of SFAS 159 will have a significant impact on its financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141-R (“SFAS 141R”), Business Combinations, which revised Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141R is effective for business combinations for fiscal years beginning after December 15, 2008. Under SFAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS 141R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of SFAS 141R are applied prospectively, the impact cannot be determined until a transaction occurs, if any.
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income. SFAS 160 must be applied prospectively for fiscal years, and is effective for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. As the provisions of SFAS 160 are applied prospectively, the impact cannot be determined until a transaction occurs, if any.

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), "Disclosures about Derivative Instruments and Hedging Activities”, an amendment of Statement of Financial Accounting Standard No. 133 (“SFAS 133”). SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. No determination has yet been made regarding the potential impact of this standard on the Company’s financial statements.
2. DERIVATIVE INSTRUMENTS
The Company has derivative instruments in the form of futures, call options, put options and swaps related to the purchase of corn and the sale of ethanol. The fair market value of the asset recorded for these derivative instruments totaled approximately $3.2 million and $320,000 as of December 31, 2007 and 2006, respectively. These derivative instruments are not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in derivative instruments related to corn are recorded in cost of goods sold. During the years ended December 31, 2007 and 2006, the Company recognized gains of $3.1 million and $894,000, respectively. For 2006, the gain was shown in other income as the Company was not yet operational. Gains and losses based on the fair value change in derivative instruments related to ethanol are recorded in revenue. The Company had not entered into any ethanol related derivatives prior to 2007. During the year ended December 31, 2007, the Company recognized a loss on ethanol related derivatives of approximately $2 million. The Company has derivative instruments in the form of interest rate swaps in an agreement associated with bank financing. Fair market value related to the interest rate swap liabilities totaled approximately $1 million and $111,000 as of December 31, 2007 and 2006, respectively. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging derivatives in interest expense. During 2006, the market value adjustment was recorded in other income and expense as the Company was not yet operational. See Note 5 for a description of these agreements.
3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of December 31, 2007 and 2006 were as follows:

Inventory balances at December 31,	2007	2006
Raw materials, including corn, chemicals and supplies	$5,576,077	$3,635,675
Work in process	902,560	320,454
Finished goods, including ethanol and distillers grains	1,818,719	—

Total Inventory	$8,297,356	$3,956,129

4. BANK FINANCING
Long-term debt consists of the following:

As of December 31,	2007	2006
Notes under loan agreement payable to bank, see details below	$53,437,367	$44,060,352
Subordinated notes payable, see details below	5,525,000	5,525,000
Capital lease obligations (Note 5)	153,947	202,836

Total Long-Term Debt	59,116,314	49,788,188
Less amounts due within one year	6,578,004	2,909,228

Total Long-Term Debt Less Amounts Due Within One Year	$52,538,310	$46,878,960

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
The estimated maturities of long-term debt and capital lease obligations are as follows:

As of December 31,	2007

2008	$6,578,004
2009	4,618,010
2010	4,957,618
2011	10,821,020
2012	32,141,662
Thereafter	—

Total	$59,116,314

In December 2005, the Company entered into a Credit Agreement with a bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the Plant. The construction loan agreement provides for the Company to maintain certain financial ratios and meet certain non-financial covenants. The loan agreement is secured by substantially all of the assets of the Company and includes the terms as described below. The Company incurred interest expense on these loans of approximately $5.1 million in 2007, which is shown in interest expense, and $1.5 million in 2006 which is included in construction in progress.
Construction Loan
The Company had 4 long-term notes (collectively the “Term Notes”) in place as of December 31, 2007. Three of the notes were established in conjunction with the termination of the original construction loan agreement on April 16, 2007. The fourth note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when the Company entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The construction loan agreement requires the Company to maintain certain financial ratios and meet certain non-financial covenants. Each note has specific interest rates and terms as described below.
Fixed Rate Note
The Fixed Rate Note had a balance of $26.6 million outstanding at December 31, 2007. Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of December 31, 2007, the rate was 8.22375%. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
Variable Rate Note
During December 2007, $10 million of the Variable Rate Note was transferred to the December 2007 Fixed Rate Note as part of the 4th amendment to the loan agreement. The Variable Rate Note had a balance of $6.77 million at December 31, 2007. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of December 31, 2007, the rate was 8.62375%. Principal payments are made quarterly according to the terms of the construction loan agreement as amended by the fourth amendment to the construction loan agreement. The amendment calls for quarterly payments of $634,700 applied first to interest on the Long-Term Revolving Note, next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note. Based on the interest rate noted above the Company estimates that the remaining Variable Rate Note will be paid off in October 2010. The Company anticipates the principal payments to be approximately $445,000 per quarter with a final payment of approximately $197,000 in October 2010.
Long-Term Revolving Note
The Long-Term Revolving Note had a balance of $10 million at December 31, 2007. Interest is charged at 3.4% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly. As of December 31, 2007, the rate was 8.4275%. The maturity date of this note is April 2012.
December 2007 Fixed Rate Note
The December 2007 Fixed Rate Note was created by the fourth amendment to the construction loan agreement as noted above. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of December 31, 2007, the rate was 8.22375%. Principal payments are to be made quarterly according to repayment terms of the construction loan agreement, generally beginning at approximately $183,000 and increasing to $242,000 per quarter, from January 2008 to January 2012, with a final principal payment of approximately $6,334,000 at April 2012. All unpaid amounts on the three term notes are due and payable in April 2012.

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
Revolving Line of Credit
The Company entered into a $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through July 5, 2008. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 8.22375% at December 31, 2007. The Company has no outstanding borrowings at December 31, 2007, 2006 and 2005.
Interest Rate Swap Agreements
In December 2005, the Company entered into an interest rate swap transaction that effectively fixed the interest rate at 8.08% on the outstanding principal of the Fixed Rate Note. In December 2007, the Company entered into a second interest rate swap transaction that effectively fixed the interest rate at 7.695% on the outstanding principal of the December 2007 Fixed Rate Note.
The interest rate swaps were not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements were recorded as a gain or loss from non-designated hedging activities in other income and expense during 2005 and 2006 and are shown in interest expense in 2007.
For the fiscal years ending December 31, 2007, 2006 and 2005 there were settlements of approximately $39,000, $0 and $0, respectively and market value adjustments resulting in a gains/(losses) of approximately $(933,000), $851,000 and $(278,000), respectively.
Letters of Credit
The construction loan agreement provides for up to $1,000,000 in letters of credit with the bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012. The construction loan agreement provides for the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, the Company has one outstanding letter of credit for capital expenditures for gas services with Montana-Dakota Utilities Co. The balance outstanding on this letter of credit was $137,000 as of December 31, 2007 and 2006, respectively.
Subordinated Debt
As part of the construction loan agreement, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 10.62375% at December 31, 2007) and is due and payable subject to approval by the Senior Lender, the bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The balance outstanding on these loans was $5,525,000 as of December 31, 2007 and 2006, respectively
5. LEASES
The Company leases equipment under operating and capital leases through 2011. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under an operating lease includes rail cars. Rent expense for operating leases was $27,000 and $11,000 and $0 for the years ending December 31, 2007, 2006 and 2005, respectively. Equipment under capital leases consists of office equipment and plant equipment.
Equipment under capital leases is as follows at:

As of December 31,	2007	2006

Equipment	$216,745	$216,745
Accumulated amortization	23,296	598

Net equipment under capital lease	$193,449	$216,147

The Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year:

	Operating
As of December 31, 2007	Leases	Capital Leases

2008	$31,800	$61,701
2009	31,800	61,701
2010	31,800	44,719
2011	18,550	1,916

Total minimum lease commitments	$113,950	170,037

Less amount representing interest		16,090

Present value of minimum lease commitmenets included in the preceding long-term liabilities		$153,947

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
6. MEMBERS’ EQUITY
The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. During December 2007, the Company exercised an option to repurchase 200,000 units for a total cost of approximately $227,000 or $1.13 per unit. The shares were repurchased in connection with an equity-based compensation agreement that is in effect for the current CEO and Plant Manager and are being held as treasury units until release in accordance with the equity based compensation agreements. Treasury units purchased are accounted for using the cost method. The equity-based compensation plan is described in more detail in Note 7. As of December 31, 2007 and 2006 there 40,173,973 and 40,373,973 units issued and outstanding.
7. EQUITY-BASED COMPENSATION
2006 Equity-Based Incentive Plan
During 2006, the Company implemented an equity-based incentive plan (the “Plan”) which provides for the issuance of restricted Class A Membership Units to the Company’s key management personnel, for the purpose of compensating services rendered. These units have vesting terms established by the Company at the time of each grant. Vesting terms of outstanding awards begin after one to three years of service and are fully vested after ten years of service which is the contractual term of the awards. As noted above, the Company exercised the option to repurchase 200,000 units in association with this Plan. The units will be held in treasury until the vesting requirements of the Plan have been met. For the years ended December 31, 2007 and 2006, equity based compensation expense was approximately $20,000 and $25,000, respectively. As of December 31, 2007, the total equity-based compensation expense related to nonvested awards not yet recognized was $155,000, which is expected to be recognized over a weighted average period of 8.5 years.
8. GRANTS
In 2006, the Company entered into a contract with the State of North Dakota through its Industrial Commission (the “Commission”) for a lignite coal grant not to exceed $350,000. In order to receive the proceeds, the Company was required to build a 50 MMGY ethanol plant located in North Dakota that utilizes clean lignite coal technologies in the production of ethanol. The Company also had to provide the Commission with specific reports in order to receive the funds including a final report (the “Final Report”) six months after ethanol production began. After the first year of operation, the Company will be required to repay a portion of the proceeds in annual payments of $22,000 over ten years. The payments could increase based on the amount of lignite coal the Company is using as a percentage of primary fuel. The Company received $275,000 from this grant in 2006. During the first quarter of 2007, the Company experienced issues with the delivery and quality of lignite coal under the lignite supply agreement as well as combustion issues with the coal combustor. The Company terminated the contract for lignite coal delivery in April 2007 due to the supplier’s failure to deliver lignite coal as required by the contract. At that time, the Company entered into short term delivery for PRB coal as an alternative to lignite coal. During December 2007, The Company extended its PRB coal agreement for two additional years as the Company continues to try to resolve the issues experienced while running the Plant on lignite coal. Due to the temporary nature of the Company’s use of PRB coal, the grant terms remain consistent with that described above; however, a permanent change to a primary fuel source other than lignite coal may accelerate or increase the repayment of these amounts. The Company intends to use lignite coal in the future if delivery, pricing, quality and performance issues can be resolved favorably. Because the Company has been temporarily using PRB coal, it made a formal request to extend the Final Report deadline from June 30, 2007 to August 31, 2007. The Company received the extension but has not yet returned to using lignite coal nor filed the Final Report. In place of the Final Report, the Company filed a memo with the Commission updating them on the status of using lignite coal at its Plant for 2007. This included supplying information on what percentage lignite coal was of the Company’s total coal usage (on a BTU basis) for 2007. For 2007, the Company did not meet the minimum lignite usage specified in the grant contract. Based on that information, the Company expects the Commission to notify it that the Company will have to repay the grant at an accelerated rate of $35,000 per year for every year the Company does not meet the specified percentage of lignite use as outlined in the grant. The Company has remained in contact with the Commission about the current state of the Plant as well as future intentions to run on lignite coal.
The Company has entered into an agreement with Job Service North Dakota for a new jobs training program. This program provides incentives to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training. The Company will receive up to approximately $170,000 over ten years. The Company did not receive or earn any funds in the fiscal years ended December 31, 2007 and 2006.
In additional to the Job Services North Dakota training program, the Company entered into a contract on October 2, 2006 with Job Service North Dakota for the Workforce 20/20 program. The program assists North Dakota employers in training and upgrading workers’ skills. Under this program, the Company received $27,750 in 2007.
The Company has been awarded a grant from Ag Products Utilization Council in the amount of $150,000, which was used in 2005 and 2004 for general business expenses, including legal and accounting.

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
9. COMMITMENTS AND CONTINGENCIES
Design Build Contract
The Company signed a Design-Build Agreement with Fagen, Inc. (“Fagen”) in September 2005 to design and build the ethanol plant at a total contract price of approximately $77 million. The total cost of the project, including the construction of the ethanol plant and start-up expenses was approximately $99 million at December 31, 2007. The Company has remaining payments under this Design-Build Agreement of approximately $3.9 million. This payment has been withheld pending satisfactory resolution of a punch list of items including a major issue with the coal combustor experienced during start up. The Plant was originally designed to be able to run on lignite coal. During the first four months of operation, however, the Plant experienced numerous shut downs related to running on lignite coal. In April 2007, the Company switched to using powder river basin coal as its fuel source and has not experienced a single shut down related to coal quality. The Company continues to work with Fagen to find a solution to these issues.
Consulting Contracts
In August 2003, the Company entered into a contract with an individual to provide project coordination services for approximately $70,000 per year in connection with the construction of the Company’s plant. Either party could terminate this agreement upon default or thirty days written notice. In 2005, this individual became a member of the Company through the purchase of units and as a result of exercising options received under this consulting agreement in January 2006. Total costs paid to this member totaled $0 and $182,000 as of December 31, 2007 and 2006, respectively. This agreement was terminated, through resignation, in February 2006.
In December 2003, the Company entered into a Development Services Agreement (the “DSA”) and a Management Agreement (the “MA”) with Greenway Consulting. Under the terms of the DSA, Greenway Consulting provided project development, construction management and initial plant operations through start up. The DSA also called for Greenway Consulting to be reimbursed for salary and benefit expenses of the General Manager and Plant Manager retroactive to the date six months prior to successful commissioning of the plant. The Company has paid Greenway Consulting $2,075,000 for services rendered under the DSA and reimbursed Greenway Consulting $135,000 for salary and benefit expenses. The Company still owes $152,500 to Greenway for services rendered under the DSA. Payment is being withheld pending satisfactory resolution to a punch list of items to be completed by Fagen, Inc including problems related to the coal combustor. The DSA expired upon successful commissioning of the plant which occurred on January 1, 2007 at which time the MA went into effect.
Under the terms of the MA, Greenway Consulting provides management of day to day plant operations. For these services the Company will pay 4% of the Company’s pre-tax net income plus $200,000 per year once the Plant is in reasonable compliance with the engineer’s performance standard. In addition, the Company will reimburse Greenway Consulting for the salary and benefits of the General Manager and Plant Manager. The agreement has a five year term which expires December 31, 2011 unless either party terminates this agreement upon a default of the other after thirty days written notice. For the year ended December 31, 2007, the Company had expensed approximately $552,000 for management services under the MA and has also expensed approximately $326,000, respectively, for reimbursement of salary and benefits.
In February 2006, the Company entered into a Risk Management Agreement for grain procurement, pricing, hedging and assistance in risk management as it pertains to ethanol and co-products with John Stewart & Associates (“JSA”). JSA will provide services in connection with grain hedging, pricing and purchasing. The Company will pay $2,500 per month for these services beginning no sooner than ninety days preceding plant startup. In addition, JSA will serve as clearing broker for the Company and charge a fee of $15.00 per contract plus clearing and exchange fees. As of December 31, 2007, there were no amounts outstanding.
Employee Simple IRA Plan
The Company established a simple IRA retirement plan for its employees during 2006. The Company matches employee contributions to the plan up to 3% of employee’s gross income. The amount contributed by the Company is vested 100% as soon as the contribution is made on behalf of the employee. The Company contributed approximately $59,000 and $9,000 for fiscal years ended December 31, 2007 and 2006, respectively.
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

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
In March 2006, the Company entered into a ten year contract with Southwest Water Authority to purchase raw water. The contract, which was amended in 2007, includes a renewal option for successive periods not to exceed ten years. The actual rate for raw water was $2.49 per one thousand gallons for the year ended December 31, 2007. The base rate may be adjusted annually by the State Water Commission.
In June 2006, the Company entered into an agreement with Montana-Dakota Utilities Co. (“MDU”) for the construction and installation of a natural gas line. The agreement requires the Company to pay $3,500 prior to the commencement of the installation and to maintain an irrevocable letter of credit in the amount of $137,385 for a period of five years as a preliminary cost participation requirement. If the volume of natural gas used by the Company exceeds volume projections, the Company will earn a refund of the preliminary cost participation requirement and interest at 12% annually.
Marketing Agreements
The Company entered into a Distillers Grain Marketing Agreement with Commodity Specialist Company (CSC) in March 2004, for the sale and purchase of distillers grains. The contract is an all output contract with a term of one year from start-up of production of the Plant and continuing thereafter until terminated by either party after ninety days notice. CSC receives a 2% fee based on the sales price per ton sold with a minimum fee of $1.35 per ton and a maximum fee of $2.15 per ton. On August 8, 2007 the Company consented to allow CSC to enter into an Assignment and Assumption agreement with CHS under which CSC assigned to CHS all of its rights, title and interest in the Marketing Agreement. The terms of the Marketing Agreement were not materially modified.
The Company entered into an Ethanol Fuel Marketing Agreement in August 2005 with Renewable Products Marketing Group, LLC (“RPMG LLC”) which makes RPMG LLC the Company’s sole marketing representative for the Company’s entire ethanol product. During 2007, the Company consented to allow RPMG LLC to enter into an Assignment and Assumption agreement with RPMG, a wholly owned subsidiary of RPMG LLC. Under the terms of the assignment, RPMG LLC assigned to RPMG all of its rights, title and interest in the Marketing Agreement. The terms of the agreement were not materially modified. The Agreement is a best good faith efforts agreement. The term of the Agreement is twelve months from the first day of the month that the Company initially ships ethanol to RPMG. At the termination of the initial twelve month term, the Agreement provides that the parties “shall be at liberty to negotiate an extension of the contract.” The Company will pay RPMG $0.01 per gallon for each gallon of ethanol sold by RPMG.
Coal Purchase Contract
The Company entered into a contract in March 2004 with General Industries, Inc. d/b/a Center Coal Company (“Center Coal”) for the purchase of lignite coal. The term of the contract was for ten years from the commencement date agreed upon by the parties. During the startup period of January – April 2007, the Plant experienced a number of shut-downs as a result of issues related to lignite coal quality and delivery, as specified in the coal purchase agreement, along with the performance of the Plant’s coal combustor while running on lignite coal. As a result of these issues, the Company terminated its lignite coal purchase and delivery contract with Center Coal and switched to powder river basin (“PRB”) coal as an alternative to lignite coal. Since making the change, the Plant has not experienced a single shut-down due to coal quality. The Company entered into a two year agreement with Westmoreland Coal Sales Company (“Westmoreland”) to supply PRB coal through 2009. Under the terms of the agreement, the price of coal is set at $14.32 per ton for 2008 and $14.75 per ton for 2009. The Company has withheld $3.9 million from the general contractor pending resolution of this issue with the coal combustor. While PRB coal is more expensive than lignite coal, the Company believes running on PRB coal may actually be the same cost or slightly lower cost than running on lignite coal when the Company factors in the additional operating costs associated with running on lignite coal. As a long-term solution, the Company is working with its contractors to find ways to modify the coal combustor so that the Plant can continue using lignite coal. If the Company cannot modify the coal combustor to use lignite coal, it may have to use PRB coal instead of lignite coal as a long-term solution. Whether the Plant runs long-term on lignite or PRB coal, there can be no assurance that the coal the Company needs will always be delivered as the Company needs it, that the Company will receive the proper size or quality of coal or that the Plant’s coal combustor will always work properly with lignite coal. Any disruption could either force the Company to reduce its operations or shut down the Plant, both of which would reduce the Company’s revenues.
Chemical Consignment Purchase Contracts
During November 2006, the Company entered into two consignment purchases for bulk chemicals purchased through Genecor International Inc and Univar USA. Genecor will provide the following enzymes: Alpha-Amylase, Glucoamylease and Protease. The Univar agreement states that it will provide the following bulk chemicals: Caustic Soda, Sulfuric Acid, Anhydrous Ammonia and Sodium Bicarbonate. All Univar chemicals are purchased at market price for a five year term. The Genecor agreement was renewed by the Company on July 1, 2007 for a one year term.
Natural Gasoline Contract
The Company entered into a contract in October 2005 with Quadra Energy Trading Inc. for the purchase of Natural Gasoline. The term of the contract is November 2006 through April 2007. The price is the weekly average front month NYMEX Crude Oil plus $11.00 bbl. The Company renewed the contract twice during 2007. The first renewal covered the period May 1, 2007 through September 30, 2007 and the

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
contract renewal currently in effect covers the period October 1, 2007 through August 31, 2008. The current renewal calls provides for delivery of 1.88 million gallons during the contract term with the same pricing and termination provisions of the original contract.
Grain Origination Contract
The Company entered into a grain origination contract with New Vision Coop (“NVC”) in April 2004 for grain origination and related services. The term of the contract is three years from its start date, unless extended through an amendment. However, either party may cancel the contract by providing sixty days’ written notice to the other party. The Company shall pay NVC a development fee of $25,000 upon completion of construction. Thereafter, the fee will be $0.005 per bushel for all grain delivered by rail, with no fee for grain transported by truck. The Company will also pay NVC an incentive fee of 10% for profits earned through the use of corn futures, call options and put options. To date, the Company has not used the services provided under this contract.
Leases
The Company entered into an operating lease in July 2006 for the lease of a locomotive. The term of the contract is for a period of five years commencing upon delivery. The Company will pay $75 per day or $2,250 per month. During 2007, the Company swapped the current locomotive for a larger one that was more suited to its operations. The operating lease remains in effect with the monthly rental now being $2,650 per month.
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
10. RELATED PARTY TRANSACTIONS
The Company has balances and transaction in the normal course of business with various related parties for the purchase of corn and sale of distillers grains. The related parties include unit holders as well as members of the Board of Governors of the Company. The Company also has a note payable to Greenway Consulting and pays Greenway for plant management and other consulting fees (recorded in general and administrative expense). The principal owner of Greenway is a unit holder in the Company. Significant related party activity affecting financial statements are as follows:

As of December 31	2007	2006

Balance Sheet
Accounts receivable	$293,468	$—
Accounts payable	1,471,479	46,281
Notes payable	1,525,000	1,525,000

Statement of Operations
Revenues	$2,323,263	$—
Cost of goods sold	2,673,605	—
General and administrative expenses	878,021	—

Inventory Purchases	$6,476,508	$172,176

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
11. INCOME TAXES
The difference between financial statement basis and tax basis of assets are as follows:

As of December 31	2007	2006

Financial Statement Basis of Assets	$108,524,254	$89,864,288
Organization and start-up costs	5,668,245	6,195,047
Inventory and compensation	195,235	—
Book to tax depreciation	(5,543,566)	1,191
Book to tax derivative difference	(262,715)	—

Income Tax Basis of Assets	$108,581,453	$96,060,526

Financial Statement Basis of Liabilities	$69,620,771	$47,153,960
Interest rate swap	(933,256)	(110,935)

Income Tax Basis of Liabilities	$68,687,515	$47,043,025

12. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summary quarter results are as follows:

Statement of Operations
For the Quarters ended,	March 2007	June 2007	September 2007	December 2007
Revenues	$18,934,975	$30,247,829	$27,329,379	$25,373,786
Cost of goods sold	15,118,165	25,877,011	24,703,796	21,314,236

Gross profit	3,816,810	4,370,818	2,625,583	4,059,550
General and administrative expenses	847,796	881,109	568,223	916,874

Operting income (loss)	2,969,014	3,489,709	2,057,360	3,142,676
Interest Expense	1,149,528	969,088	2,087,460	2,062,632
Other income (expense)	(46,178)	82,059	262,979	468,417

Net income (loss)	$1,773,308	$2,602,680	$232,879	$1,548,461

Weighted average units	40,373,973	40,373,973	40,373,973	40,373,973

Net income (loss) per unit	$0.04	$0.06	$0.00	$0.04

For the Quarters ended,	March 2006	June 2006	September 2006	December 2006
Revenues	$—	$—	$—	$—
Cost of goods sold	—	—	—	—

Gross profit	—	—	—	—
General and administrative expenses	156,235	246,524	406,079	2,938,892

Operting income (loss)	(156,235)	(246,524)	(406,079)	(2,938,892)
Interest Expense	—	—	—	—
Other income (expense)	544,731	340,744	(622,571)	980,763

Net income (loss)	$388,496	$94,220	$(1,028,650)	$(1,958,129)

Weighted average units	37,340,846	40,373,973	40,373,973	40,373,973

Net income (loss) per unit	$0.01	$0.00	$(0.03)	$(0.05)

The above quarterly financial data is Unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.
13. SUBSEQUENT EVENTS
•	In an effort to diversify its revenue stream, the Company entered into an agreement in March 2008 to operate third party corn oil extraction equipment that will be added to its facility. The agreement has a term of 10 years commencing from the date when the equipment installation is complete. The Company expects the equipment to be operating in 2009. In return for operating the equipment, the Company will receive a negotiated price per pound for the oil. The agreement contains guaranteed minimum pricing and yield provisions. If at any time the production or yield falls below these levels, the Company can terminate the agreement with no cost to the Plant. Corn oil can be extracted from the Plant’s process and marketed as a separate commodity. This process may have the effect of lowering the fat content of the Company’s distillers grains. The Company believes its distillers grains will still be within

Red Trail Energy, LLC
Notes to Financial Statements
December 31, 2007, 2006 and 2005
acceptable feed value and fat content limits as set forth in its distillers grains marketing agreement and that the Company will not lose revenue as a result. The Company’s distillers grains are sampled and tested for quality control purposes on a regular basis.
•	During March, 2008, the Company terminated its existing agreement with CSC and CHS for distillers grains marketing and entered into a new agreement with CHS. The terms of the new agreement are not materially different than the previous agreement. The agreement has an initial six month term which is automatically renewed for an additional six months at the end of each successive six month term unless the agreement is terminated in writing, by either party, at least thirty days prior to the end of the term.

•	During January 2008, the Company became an 8.33% owner in RPMG. Ownership in RPMG gives the Company a seat on RPMG’s Board of Directors. At the same time, the Company entered into a new marketing agreement with RPMG. The Company currently pays RPMG $.01 per gallon for marketing fees. Once the ownership buy-in is complete, which is expected to happen during 2009, the marketing fee will be reduced to $.005 per gallon.. Marketing fees paid to RPMG during 2007 totaled approximately $493,000. The buy-in commitment is $605,000, of which $105,000 was required as a down payment. The other terms of the agreement are not materially different.

•	During 2008, the Company entered in to a verbal agreement to purchase, at a cost of approximately $50,000, 10 acres of land adjacent to its existing facility. This land will be used for the planned construction of a coal unloading facility at the Plant site.