Form 10-Q
period 2008-03-31
RED TRAIL ENERGY, LLC
filed 2008-05-15
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
Yes ☐ No ☑
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
☐ Yes ☑ No
As of May 14, 2008, the Company has outstanding 40,173,973 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
MARCH 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	— Condensed Financial Statements (Unaudited)
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$12,561,446	$8,231,709
Accounts receivable	5,875,215	5,960,041
Corn and ethanol derivative instruments, at	3,031,241	3,190,790
fair value
Inventory	9,432,638	8,297,356
Prepaid expenses	32,753	53,411

Total current assets	30,933,293	25,733,307

Property, Plant and Equipment
Land	300,602	300,602
Plant and equipment	78,141,688	78,139,237
Land Improvements	3,918,766	3,918,766
Buildings	5,312,995	5,312,995
Construction in progress	12,804	—

	87,686,855	87,671,600

Less accumulated depreciation	7,158,351	5,729,058

Net property and equipment	80,528,504	81,942,542

Other Assets
Debt issuance costs, net of amortization	718,149	768,405
Investment in RPMG	605,000	¯
Deposits	80,000	80,000

Total other Assets	1,403,149	848,405

Total Assets	$112,864,946	$108,524,254

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$6,565,233	$6,578,004
Accounts payable	5,869,131	6,682,330
Accrued expenses	4,559,073	2,502,936
Interest rate swap, at fair value	2,281,685	1,044,191

Total current liabilities	19,275,122	16,807,461

Other Liabilities
Contracts Payable	275,000	275,000

Long-Term Debt	51,670,142	52,538,310

Commitments and Contingencies

Members’ Equity	41,644,682	38,903,483

Total Liabilities and Members’ Equity	$112,864,946	$108,524,254

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Revenues
Ethanol, net of loss on derivative instruments	$28,496,987	$17,034,537
Distillers grains	4,923,018	1,900,338

Total Revenue	33,420,005	18,934,875

Cost of Goods Sold
Cost of Goods Sold	26,251,476	13,713,255
Depreciation	1,415,746	1,404,910

Total Cost of Goods Sold	27,667,222	15,118,165

Gross Margin	5,752,783	3,816,710

General and Administrative	746,596	793,586

Operating Income	5,006,187	3,023,124

Interest Expense	2,439,805	1,203,738

Other income (expense), net	169,817	(46,078)

Net Income	$2,736,199	$1,773,308

Weighted Average Units Outstanding — Basic	40,173,973	40,373,973

Net Income Per Unit — Basic	$0.07	$0.04

Weighted Average Units Outstanding — Diluted	40,223,973	40,403,973

Net Income Per Unit — Diluted	$0.07	$0.04

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$2,736,199	$1,773,308
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,429,293	1,417,306
Amortization of debt financing costs	50,256	54,210
Change in market value of derivative instruments	159,549	282,829
Change in market value of interest rate swap	1,237,494	87,088
Equity-based compensation	5,000	5,000
Changes in assets and liabilities
Accounts receivable	84,826	(3,214,494)
Inventory	(1,135,282)	(2,749,122)
Prepaid expenses	20,658	(13,493)
Accounts payable	(1,225,991)	3,291,708
Accrued expenses	2,056,137	(947,847)

Net cash provided by (used in) operating activities	5,418,139	(13,507)
Cash Flows from Investing Activities
Investment in RPMG	(192,208)	—
Capital expenditures	(15,255)	(993,731)

Net cash used in investing activities	(207,463)	(993,731)
Cash Flows from Financing Activities
Debt repayments	(880,939)	(12,771)
Proceeds from long-term debt	—	3,150,877

Net cash provided by financing activities	(880,939)	3,138,106

Net Increase in Cash and Equivalents	4,329,737	2,130,868
Cash and Equivalents — Beginning of Period	8,231,709	421,722

Cash and Eqivalents — End of Period	$12,561,446	$2,552,590

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,365,285	$977,997

SUPPLEMENT DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Capital expenditures included in accounts payable	$—	$2,094,625

Investment expenditures included in accounts payable	$412,792	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owns and operates a 50 million gallon annual production ethanol plant near Richardton, North Dakota (the “Plant”).
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
Accounts Receivable and Concentration of Credit Risk
The Company generates accounts receivable from sales of ethanol and distillers grains. The Company has entered into agreements with RPMG, Inc. (“RPMG”) and CHS, Inc. (“CHS”) for the marketing and distribution of the Company’s ethanol and dried distillers grains (the “DDGs”), respectively. Under the terms of the marketing agreements, both RPMG and CHS bear the risk of loss of nonpayment by their customers. The Company markets its wet distillers grains internally.
The Company is substantially dependent upon RPMG for the purchase, marketing and distribution of the Company’s ethanol. RPMG purchases 100% of the ethanol produced at the Plant, all of which is marketed and distributed to RPMG’s customers. Therefore, the Company is highly dependent on RPMG for the successful marketing of the Company’s ethanol. In the event that the Company’s relationship with RPMG is interrupted or terminated for any reason, the Company believes that another entity to market the ethanol could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol and adversely affect the Company’s business and operations. Amounts due from RPMG represent approximately 82% and 80% of the Company’s outstanding receivables balance as of March 31, 2008 and December 31, 2007, respectively.
The Company is substantially dependent on CHS for the purchase, marketing and distribution of the Company’s DDGs. CHS purchases 100% of the DDGs produced at the Plant, all of which are marketed and distributed to CHS’s customers. Therefore, the Company is highly dependent on CHS for the successful marketing of the Company’s DDGs. In the event that the Company’s relationship with CHS is interrupted or terminated for any reason, the Company believes that another entity to market the DDGs could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale of DDGs and adversely affect the Company’s business and operations.
For sales of wet distillers grains, credit is extended based on an evaluation of a customer’s financial condition and collateral is not required. Payments on account are due 30 days from the invoice date. Accounts outstanding longer than the contractual payment terms are considered past due. Internal follow up procedures are followed accordingly. Interest is charged on past due accounts.
All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of March 31, 2008 and 2007, the Company had no allowance for doubtful accounts as management has determined that all receivables are collectible.
Derivative Instruments
The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value.
In order for a derivative to qualify as a hedge, specific criteria must be met and appropriate documentation maintained. Gains and losses from derivatives that do not qualify as hedges, or are undesignated, must be recognized immediately in earnings. If the derivative does qualify as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Changes in the fair value of undesignated derivatives related to corn are recorded in costs of goods sold. Changes in the fair value of undesignated derivatives related to ethanol are recorded in revenue.
Additionally, SFAS 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. As of March 31, 2008 and 2007, the Company has no derivatives instruments that meet this criterion.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, the customer has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.
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
Depreciation expense for each of the three month periods ended March 31, 2008 and 2007 totaled approximately $1.4 million.
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
Debt Issuance Costs
Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Amortization expense for the three months ended March 31, 2008 and 2007 totaled approximately $50,000 and $54,000, respectively, and is included in interest expense.
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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions. Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.
The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s financial statements at, and for the three months ended March 31, 2008 and 2007.
Organizational and Start Up Costs
The Company expensed all organizational and start up costs as incurred.
Advertising
The Company expenses advertising costs as they are incurred. Advertising costs totaled $0 and approximately $4,000 for the three months ended March 31, 2008 and 2007, respectively.
Equity-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplement implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transaction using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transaction be accounted for using a fair-value-based method. The Company adopted the provisions of SFAS No. 123R using the straight-line attribution method. Under this method, the Company recognizes compensation cost related to service-based awards ratably over a single requisite service period.
The Company recognizes the related costs under these agreements using the straight-line attribution method over the grant period and the current fair value unit price. Equity-based compensation expense for each of the three month periods ended March 31, 2008 and 2007 totaled approximately $5,000.
Earnings Per Unit
Earnings per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. Diluted shares outstanding include 50,000 and 30,000 units as of March 31, 2008 and 2007, respectively, for the vested equivalents of restricted member units issued to management.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. No such liabilities have been identified as of March 31, 2008 and 2007.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS 157 as of January 1, 2008 except as noted below, and it did not have a material impact on its financial position and results of operations.
Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude Statement of Financial Accounting Standards No. 13 (“SFAS 13”), “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP

157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141-R (“SFAS 141R”), “Business Combinations,” which revised Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations. SFAS 141R is effective for business combinations for fiscal years beginning after December 15, 2008. Under SFAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS 141R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of SFAS 141R are applied prospectively, the impact cannot be determined until a transaction occurs, if any.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other requirements, SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of income. SFAS 160 must be applied prospectively for fiscal years, and is effective for fiscal years beginning after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. As the provisions of SFAS 160 are applied prospectively, the impact cannot be determined until a transaction occurs, if any.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS 133. SFAS 161 applies to all derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. No determination has yet been made regarding the potential impact of this standard on the Company’s financial statements.
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
3. DERIVATIVE INSTRUMENTS
The Company has derivative instruments in the form of futures, call options, put options and swaps related to the purchase of corn and the sale of ethanol. The fair market value of the asset recorded for these derivative instruments totaled approximately $3 million and $3.2 million as of March 31, 2008 and December 31, 2007, respectively. These derivative instruments are not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in derivative instruments related to corn are recorded in cost of goods sold. During the three months ended March 31, 2008 and 2007, the Company recognized gains of approximately $2.1 million and $647,000, respectively. Gains and losses based on the fair value change in derivative instruments related to ethanol are recorded in revenue. The Company had not entered into any ethanol related derivatives prior to October 2007. During the three months ended March 31, 2008, the Company recognized losses from ethanol related derivatives of approximately $1.8 million.
The Company has derivative instruments in the form of interest rate swaps in an agreement associated with bank financing. Fair market value related to the interest rate swap liabilities totaled approximately $2.3 million and $1 million as of March 31, 2008 and 2007, respectively. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging derivatives in interest expense. The Company recognized unrealized losses related to these interest rate swaps of approximately $1.2 million and $87,000 during the three months ended March 31, 2008 and 2007, respectively. See Note 5 for a description of these agreements.
4. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of March 31, 2008 and December 31, 2007 were as follows:

Inventory balances at:	March 31, 2008	December 31, 2007
Raw materials, including corn, chemicals and supplies	$7,746,546	$5,576,077
Work in process	953,887	902,560
Finished goods, including ethanol and distillers grains	732,205	1,818,719

Total Inventory	$9,432,638	$8,297,356

5. BANK FINANCING
Long-term debt consists of the following:

As of	March 31, 2008	December 31, 2007
Notes under loan agreement payable to bank, see details below	$52,569,200	$53,437,367
Subordinated notes payable, see details below	5,525,000	5,525,000
Capital lease obligations (Note 5)	141,175	153,947

Total Long-Term Debt	58,235,375	59,116,314
Less amounts due within one year	6,565,233	6,578,004

Total Long-Term Debt Less Amounts Due Within One Year	$51,670,142	$52,538,310

The estimated maturities of long-term debt and capital lease obligations are as follows:

Estimated maturities for the twelve months ended March 31,
2009	$6,565,233
2010	4,890,513
2011	5,097,900
2012	5,396,023
2013	36,285,706
Thereafter	—

Total	$58,235,375

In December 2005, the Company entered into a Credit Agreement with a bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the Plant. The construction loan agreement (the “Construction Loan”) requires the Company to maintain certain financial ratios and meet certain non-financial covenants. The Construction Loan is secured by substantially all of the assets of the Company and includes the terms as described below. The Company incurred interest expense of approximately $1.2 million for each of the three month periods ended March 31, 2008 and 2007.
Construction Loan
The Company had four long-term notes (collectively the “Term Notes”) in place as of March 31, 2008. Three of the Term Notes were established in conjunction with the termination of the original Construction Loan on April 16, 2007. The fourth Term Note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when the Company entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The Construction Loan requires the Company to maintain certain financial ratios and meet certain non-financial covenants. Each Term Note has specific interest rates and terms as described below.
Fixed Rate Note
The fixed rate note (the “Fixed Rate Note”) had a balance of $26.2 million outstanding at March 31, 2008. Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of March 31, 2008, the rate was 7.055%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
Variable Rate Note
During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the fourth amendment to the loan agreement. The Variable Rate Note had a balance of approximately $6.7 million at March 31, 2008. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of March 31, 2008, the rate was 7.455%. Principal payments are made quarterly according to the terms of the Construction Loan as amended by the fourth amendment to the Construction Loan. The amendment calls for quarterly payments of $634,700 applied first to interest on the Long-Term Revolving Note, next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note. Based on the interest rate noted above the Company estimates that the remaining Variable Rate Note will be paid off in October 2010. The Company anticipates the principal payments to be approximately $445,000 per quarter with a final payment of approximately $197,000 in October 2010.
Long-Term Revolving Note
The Long-Term Revolving Note had a balance of $10 million at March 31, 2008. Interest is charged at 3.4% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly. As of March 31, 2008, the rate was 6.21750%. The maturity date of this note is April 2012.
December 2007 Fixed Rate Note
The December 2007 Fixed Rate Note was created by the fourth amendment to the Construction Loan as noted above. As of March 31, 2008, the balance outstanding on this note was approximately $9.7 million. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of March 31, 2008, the rate was 7.455%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, generally beginning at approximately $183,000 and increasing to $242,000 per quarter, from January 2008 to January 2012, with a final principal payment of approximately $6.3 million at April 2012. All unpaid amounts on the three term notes are due and payable in April 2012.
Revolving Line of Credit
The Company entered into a $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through July 17, 2008. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 6.21750% at March 31, 2008. The Company had no outstanding borrowings at March 31, 2008 and December 31, 2007.
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
The interest rate swaps were not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are recorded in interest expense.
No settlements were recorded in the three month periods ended March 31, 2008 and 2007. Market value adjustments resulting in losses of approximately $1.2 million and $87,000 were recorded in interest expense for the three month periods ended March 31, 2008 and 2007, respectively.

Letters of Credit
The Construction Loan provides for up to $1,000,000 in letters of credit with the bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012. The Construction Loan requires the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, the Company has one outstanding letter of credit for capital expenditures for gas services with Montana-Dakota Utilities Co. The balance outstanding on this letter of credit was $137,000 as of March 31, 2008 and December 31, 2007, respectively.
Subordinated Debt
As part of the Construction Loan, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 9.455% at March 31, 2008) and is due and payable subject to approval by the senior lender, the bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The balance outstanding on these loans was $5,525,000 as of March 31, 2008 and December 31, 2007, respectively.
6. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted SFAS 157 as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

			Fair Value Measurement Using
	Carrying Amount as	Fair Value as of
	of March 31, 2008	March 31, 2008	Level 1	Level 2	Level 3
Money market funds	$10,502,663	$10,502,663	$10,502,663	$—	$—

Corn and ethanol related	$3,031,241	$3,031,241	$3,031,241	$—	$—
derivative instruments

Interest rate swap liability	$2,281,685	$2,281,685	$—	$2,281,685	$—
We determine the fair value of the interest rate instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The fair value of the corn forward contracts and money market funds are based on quoted market prices in an active market.
7. LEASES
The Company leases equipment under operating and capital leases through 2011. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. The Company has a locomotive engine under operating lease and assumed an operating lease obligation on 55 covered hopper rail cars effective April 1, 2008. Rent expense for operating leases was approximately $8,000 and $7,000 for the three month periods ended March 31, 2008 and 2007, respectively. Equipment under capital leases consists of office equipment and Plant equipment.
Equipment under capital leases is as follows at:

	March 31, 2008	December 31, 2007
Equipment	$216,745	$216,745
Accumulated amortization	28,971	23,296

Net equipment under capital lease	$187,774	$193,449

At March 31, 2008, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

	Operating	Capital
	Leases	Leases
2009	$489,660	$61,701
2010	489,660	61,701
2011	489,660	29,932
2012	448,535	1,219
2013	347,000	0

Total minimum lease commitments	$2,264,515	154,553

Less amount representing interest		13,378

Present value of minimum lease commitmenets included in the preceding long-term liabilities		$141,175

8. MEMBERS’ EQUITY
The Company has one class of membership units (“Class A Membership Units”) with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. As of March 31, 2008 and December 31, 2007, there were 40,173,973 membership units outstanding.
9. EQUITY-BASED COMPENSATION
2006 Equity-Based Incentive Plan
During 2006, the Company implemented an equity-based incentive plan (the “Plan”) which provides for the issuance of restricted Class A Membership Units to the Company’s key management personnel, for the purpose of compensating services rendered. These units have vesting terms established by the Company at the time of each grant. Vesting terms of outstanding awards begin after three years of service and are fully vested after ten years of service which is the contractual term of the awards. The Company has exercised an option to repurchase 200,000 units in association with this Plan. The units will be held in treasury until the vesting requirements of the Plan have been met. For each of the three month periods ended March 31, 2008 and 2007, equity-based compensation expense was $5,000. As of March 31, 2008, the total equity-based compensation expense related to nonvested awards not yet recognized was $150,000, which is expected to be recognized over a weighted average period of approximately 8 years.

10. COMMITMENTS AND CONTINGENCIES
Design-Build Agreement
The Company signed a design-build agreement (the “Design-Build Agreement”) with Fagen, Inc. (“Fagen”) in September 2005 to design and build the Plant at a total contract price of approximately $77 million. The Company has remaining payments under the Design-Build Agreement of approximately $3.9 million. This payment has been withheld pending satisfactory resolution of a punch list of items, including a major issue with the coal combustor experienced during start up. The Plant was originally designed to be able to run on lignite coal. During the first four months of operation, however, the Plant experienced numerous shut downs related to running on lignite coal. In April 2007, the Company switched to using powder river basin coal as its fuel source and has not experienced a single shut down related to coal quality. The Company continues to work with Fagen to find a solution to these issues.
Marketing Agreements
The Company entered into a marketing agreement on March 10, 2008 with CHS for the purpose of marketing and selling its DDGs. The marketing agreement has a term of six months which is automatically renewed at the end of the term. The agreement can be terminated by either party upon written notice to the other party at least thirty days prior to the end of the term of the agreement. Prior to March 2008, the Company had a marketing agreement with Commodity Specialists Company (“CSC”) which had assigned all rights, title and interest in the agreement to CHS. The terms of the new agreement are not materially different from the prior agreement. Under the terms of the agreement, the Company pays CHS a fee for marketing its DDGs. The fee is 2% of the selling price of the DDGs subject to a minimum of $1.50 per ton and a maximum of $2.15 per ton. Through the marketing of CHS and its relationships with local farmers, the Company is not dependent upon one or a limited number of customers for its DDGs sales.
The Company entered into a new marketing agreement on January 1, 2008 with RPMG for the purposes of marketing and distributing all of the ethanol produced at the Plant (the “New Agreement”). Prior to January 1, 2008 the Company had a marketing agreement in place with Renewable Products Marketing Group LLC. Effective October 1, 2007, that contract was assigned to RPMG. The terms of the New Agreement are not materially different than the prior agreement except as discussed below in relation to the fees paid to RPMG. Effective as of January 1, 2008, the Company also purchased an ownership interest in RPMG. Currently, the Company owns 8.33% of the outstanding capital stock of RPMG and anticipates that its ownership interest will be reduced if other ethanol plants that utilize RPMG’s marketing services become owners of RPMG. The Company’s ownership interest in RPMG entitles it to a seat on its board of directors which is filled by its Chief Executive Officer (“CEO”). The New Agreement will be in effect as long as the Company continues to be a member in RPMG. The Company currently pays RPMG $.01 per gallon for each gallon RPMG sells, per the terms of the agreement. This fee will decrease to approximately $.005 per gallon once the Company’s ownership buy-in is complete, which it expects to occur during 2009.
Leases
As part of entering into the new distillers grain marketing agreement described above, the Company entered into an assignment and assumption agreement with CSC in April 2008 to assume a rail car lease that CSC entered into with Trinity Industries Leasing Company. The rail cars are used for the transport of DDGs. Five quadruple covered hopper cars are leased at a rate of $691 per car, per month through November 5, 2011. Fifty quadruple covered hopper cars are leased at a rate of $694 per car, per month through January 31, 2013.
11. RELATED-PARTY TRANSACTIONS
The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of DDGs and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company as well as RPMG. RPMG is considered a related party beginning January 1, 2008 when the Company became on owner in RPMG. As such, the amounts below as of December 31, 2007 and for the three months ended March 31, 2007 have been restated to include transactions with RPMG. The lines that changed due to transactions with RPMG were accounts receivable, accounts payable and revenue which amounts had been previously reported as $164,698, $2,022,048 and $645,039, respectively. The Company also has a note payable to Greenway Consulting (“Greenway”), and pays Greenway for plant management and other consulting fees (recorded in general and administrative expense). The principal owner of

Greenway is a member of the Company. Significant related party activity affecting consolidated financial statements are as follows:

	March 31, 2008	December 31, 2007
Balance Sheet
Accounts receivable	$5,216,731	$2,757,476
Accounts payable	1,516,922	2,088,561
Notes payable	1,525,000	1,525,000

	For the three	For the three
	months ended	months ended
	March 31, 2008	March 31, 2007
Statement of Operations
Revenues	$31,438,601	$17,679,576
Cost of goods sold	621,675	7,746
General and administrative expenses	388,008	—

Inventory Purchases	$1,549,298	$2,283,208

12. SUBSEQUENT EVENTS
     As mentioned in Note 9 above:
•	Also as mentioned in Note 9 above, the Company entered into an assignment and assumption agreement with CSC to assume a rail car lease with Trinity Industries. The rail cars are used to ship DDGs.
     Other subsequent events:
•	The Company is in the final stages of negotiating a fixed price contract in the amount of $1.75 million related to the construction of a coal unloading facility (the “Facility”) adjacent to its Plant site.

•	The Company is in the final stages of negotiating a two year agreement with M BAR D, LLC (“MBD”) for coal inventory management services including unloading and stockpiling coal at the Facility as well as transporting the coal to the Plant site. Under the terms of the agreement, the Company would pay MBD $3.95 per ton of coal processed. We anticipate our coal needs will be approximately 100,000 tons per year.

•	In April 2008, the Company entered into an agreement to purchase 10 acres of land adjacent to the Plant site for $50,000. The land was purchased from a member of the Company and will be used as the location of the Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2008, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Forward-looking statements in this Quarterly Report include, but are not limited to, our expectations regarding future revenues and expenses, Plant downtime, capital expenditures, interest income, receipt of grant income, increased ethanol prices and corn costs, corn usage and ethanol production, general and administrative costs, expected savings from our coal unloading facility and our ability to fund our operations and capital expenditures from cash flows and existing lines of credit. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. Nonetheless, the Company’s expectations, beliefs or projections may not be achieved or accomplished. Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A — Risk Factors” of our Annual Report on Form 10-K as updated in Part II, Item 1A of this Quarterly Report.
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A — Risk Factors,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and include:
•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and DDGs;

•	Changes in Plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the Plant;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Costs of equipment;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Our ability to market and our reliance on third parties to market our products;

•	Our ability to distinguish ourselves from our current and future competition;

•	Changes to infrastructure, including:
•	expansion of rail capacity;

•	possible future use of ethanol dedicated pipelines for transportation;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol;

•	growth in service stations equipped to handle ethanol fuels; and

•	growth in the fleet of flexible fuel vehicles capable of using E85 fuel;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal ethanol tax incentives;

•	legislation mandating the use of ethanol or other oxygenate additives;

•	state and federal regulation restricting or banning the use of MTBE;

•	environmental laws and regulations that apply to our plant operations and their enforcement; or

•	reduction or elimination of tariffs on foreign ethanol.
•	Increased competition in the ethanol and oil industries;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	The availability and adequacy of our cash flow to meet our requirements, including the repayment of debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuels and alternative fuel additives.
Summary
Red Trail Energy, LLC, a North Dakota limited liability company (the “Company,” “Red Trail,” or “we,” “our,” or “us”), owns and operates a 50 million gallon annual production ethanol plant near Richardton, North Dakota (the “Plant”).

Results of Operations
The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended March 31, 2008 and 2007.

	2008		2007
For the three months ended March 31,	(Unaudited)		(Unaudited)
	Amount	Percent	Amount	Percent
Revenues
Ethanol, net of loss on derivative instruments	$28,496,987	85.27%	$17,034,537	89.96%
Distillers grains	4,923,018	14.73%	1,900,338	10.04%

Total Revenue	33,420,005	100.00%	18,934,875	100.00%
Cost of Goods Sold
Cost of Goods Sold	26,251,476	78.55%	13,713,255	72.42%
Depreciation	1,415,746	4.24%	1,404,910	7.42%

Total Cost of Goods Sold	27,667,222	82.79%	15,118,165	79.84%

Gross Margin	5,752,783	17.21%	3,816,710	20.16%
General and Administrative	746,596	2.23%	793,586	4.19%

Operating Income	5,006,187	14.98%	3,023,124	15.97%
Interest Expense	2,439,805	7.30%	1,203,738	6.36%
Other Income (Expense), net	169,817	0.51%	(46,078)	-0.24%

Net Income	$2,736,199	8.19%	$1,773,308	9.37%

	Three Months	Three Months	Twelve Months
	ended	ended	ended
Additional Data	March 31, 2008	March 31, 2007	March 31, 2008

Ethanol sold (thousands of gallons)	14,427	8,753	55,079
Dried distillers grains sold (tons)	24,636	5,095	109,464
Modified distillers grains sold (tons)	34,524	30,622	98,679
Ethanol average price per gallon (net of hedging activity)	$1.98	$1.95	$1.84
Dried distillers grains average price per ton	$127.31	$128.31	$94.23
Modified distillers grains average price per ton	$51.47	$35.85	$45.36
Corn costs per bushel (net of hedging activity)	$4.00	$3.63	$3.87
Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007
Revenues
Revenues increased approximately $14.5 million dollars in the first quarter of 2008 as compared to the first quarter of 2007. Ethanol and distillers grains revenue were approximately $11.5 million and $3 million higher, respectively. In general, a large portion of the increase in revenue can be traced to higher volumes sold which resulted from the Plant being operated consistently at or above nameplate capacity for much of the first quarter of 2008. The Plant experienced less than one day of total down time for the current quarter. In contrast, the Plant experienced many start-up related issues in the first quarter of 2007 which did not allow the Plant to run on a consistent basis. The way the Plant operated in the first quarter of 2008 is consistent with how we anticipate the Plant to run long-term. Revenue was also impacted by the following items:
Ethanol revenue
We sold approximately 5.6 million more gallons of ethanol in the first quarter of 2008 at an average price that was $0.03 per gallon higher than the first quarter of 2007 ($1.98 per gallon vs. $1.95 per gallon). Ethanol prices started to trend higher in the last two months of 2007 and that trend has continued during the first quarter of

2008. Gains and losses related to ethanol hedging activities are recorded in revenue. We recognized losses of approximately $1.7 million related to our ethanol hedging activities in the first quarter of 2008. We did not have any ethanol hedging activity during the first quarter of 2007. Excluding the effect of our ethanol hedging activities, our average price per gallon of ethanol sold was $2.10.
Distillers grains revenue
We sold approximately 19,500 more tons of dried distillers grains (“DDGS”) and 4,000 more tons of modified distillers grains (“DMWG”) in the first quarter of 2008 as compared to the first quarter of 2007. The average DDGS price for the first quarter of 2008 was $1 per ton lower than the average DDGS price for the first quarter of 2007, while the average DMWG price was approximately $16 higher. Our DDGS marketing company typically sells a portion of our production on a spot basis and a portion of our production on a contract basis. In the first quarter of 2007 almost all of our production was sold on a spot basis so, even though spot prices were much higher in the first quarter of 2008 as compared to the first quarter of 2007, our average price was lower in 2008 due to more of production being sold at lower contract prices. Prices for DDGS trended lower through the second and third quarters of 2007. DDGS prices typically follow the price of corn so, as corn prices started to rise in the fourth quarter of 2007 and first quarter of 2008, DDGS prices also started to rise.
More than 90% of our DMWG production is sold on a contract basis. DMWG prices also follow the price of corn which is why our average price for DMWG increased approximately $16 per ton for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007.
Revenues — Prospective Information
Ethanol revenue — because ethanol is a market driven commodity, ethanol prices are very hard to predict. We anticipate prices to remain at current levels or rise through the second quarter of 2008. Beyond the second quarter of 2008 we do not feel it is possible to predict what will happen to the price of ethanol as there is a great amount of uncertainty in the market place regarding when new ethanol production capacity currently under construction will come on-line, negative public perception of the ethanol industry and the possible repeal and/or reduction of federal ethanol supports. Please see the risk factor section of our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC for more information on these risk factors.
Cost of Sales
Our cost of goods sold as a percentage of revenues was 82.8% for the three months ended March 31, 2008 as compared to 79.8% for the three months ended March 31, 2007. Excluding depreciation, our cost of goods sold for the quarter ended March 31, 2008 was 6% higher, as a percent of revenue, than the comparable period for 2007. It is difficult to compare costs between the first quarter of 2008 and the first quarter of 2007 as the Plant was operating in start up mode during the first quarter of 2007 and produced at well below nameplate capacity. We feel the increase in costs of goods sold, as a percent of revenue, does not reflect the true operational cost structure of the Plant due to costs increasing proportionately more than revenues between the two periods.
•	Corn costs — our corn costs per gallon, excluding hedging activities, were approximately $0.04 per gallon higher in the first quarter of 2008 as compared to the first quarter of 2007 ($1.55 per gallon vs. $1.51 per gallon ). This is a direct reflection of how corn costs have risen during the past year. Including our corn hedging gains, our corn costs per gallon were actually $.03 lower when comparing the same periods as we recognized gains from hedging activities for the quarters ended March 31, 2008 and 2007 of approximately $2 million and $650,000, respectively. To date, our risk management strategy has been successful in lowering our corn costs.

•	Other cost of goods sold, excluding depreciation — our other cost of goods sold, the main components of which are energy and utilities, chemicals, and labor, for the quarters ended March 31, 2008 and 2007 were $0.34 per gallon and $0.38 per gallon, respectively. We believe this decrease is primarily due to the Plant running at, or near, full capacity during the first quarter of 2008.
Cost of Sales and Gross Margin — Prospective Information
Because ethanol is a commodity, we cannot necessarily pass along increases in our cost of goods sold to our customers. For that reason our gross margin is very sensitive to changes in costs and we anticipate any increase in cost of goods sold to have a negative impact on our gross margin. Major components of costs of goods sold are discussed below.
Corn cost
Based on current market information we believe that corn costs will continue to increase during 2008. If this trend were to continue, it would have a negative impact on our gross margin. We cannot be certain how the price of corn will change as it is a market driven commodity. We will continue to contract with local farmers to buy corn as well use corn derivative instruments to hedge a portion of our corn needs.
Energy and chemical needs
We have contracts in place for our main energy inputs in an effort to mitigate future price increases. This includes contracts for our coal, water, electricity and natural gas requirements.
Coal cost
We have a two-year contract in place for our coal needs in an effort to mitigate potential price increases. We are also in the final stages of negotiating a contract for the construction of a coal transloading facility adjacent to our Plant site. We anticipate this facility will lower our costs by approximately $800,000 per year. The facility is projected to be operational late in the third quarter or early fourth quarter of 2008.
Chemical and Denaturant costs
We have recently started to see price increases in many of the chemicals we use in our production process and our denaturant costs have increased as well. If chemical and denaturant costs continue to increase we anticipate that we will see additional cost increases for these items during which we believe will have a negative impact on our gross margin.
General and Administrative
General and administrative costs for the three months ended March 31, 2008 were approximately $47,000 lower when compared to the three month period ended March 31, 2007. As our operation has matured, we have started to perform more tasks in house where we previously relied on assistance from outside counsel including legal, accounting and consulting. We anticipate general and administrative costs to continue to decrease for the remainder of 2008 as compared to 2007 as we work to decrease our legal, professional and consulting fees, but cannot be certain that these goals will be met due to our changing business climate. We anticipate lower costs in certain areas as our employees take more responsibility for duties previously performed by our legal counsel and/or outside consultants.
Interest Expense
Our interest expense for the three month periods ending March 31, 2008 and 2007 was approximately $2.4 million and $1.2 million, respectively. Our interest expense is made up of three components: interest expense on long-term debt, fluctuations in the market value of our interest rate swaps and amortization of deferred financing costs. Interest expense on long-term debt and amortization of deferred financing costs totaled approximately $1.2 million for each of the three month periods ending March 31, 2008 and 2007, respectively. The increase in interest expense was primarily due to losses recognized related to the fluctuations in value of our interest rate swaps. We recognized an unrealized loss of approximately $1.2 million due to a decrease in the market value of our interest rate swaps during the first quarter of 2008. We recognized a loss of approximately $87,000 due to a decrease in value of our interest rate swaps during the first quarter of 2007.
The interest rate upon which the value of our interest rate swaps is calculated trended lower in the first quarter of 2008 but started to increase slightly in April. Decreasing rates cause the market value of our interest rate swaps to decrease, which has a negative impact on our net income. If interest rates begin to trend higher as they did during April 2008 we would expect this to have a positive impact on our net income as the value of our interest rate swaps increase.
Other Income (Expense), Net
We recognized other income of approximately $170,000 during the three month period ended March 31, 2008 compared to other expense of approximately $(46,000) during the comparable period in 2007. Interest income was approximately $107,000 higher during the first quarter of 2008 and we also had approximately $30,000 of income related to some consulting work performed by our employees. We do not anticipate any significant interest income for the rest of 2008 as we anticipate using our excess cash to temporarily pay down some of our debt rather than earn interest in a money market account, as interest rates paid on interest bearing accounts have continued to decline with the Federal Reserve’s lowering of a key interest rate.
Liquidity and Capital Resources

Statement of Cash Flows for the three months ended	March 31, 2008	March 31, 2007
Cash flows provided by (used in) operating activities	$5,418,139	$(13,507)
Cash flows used in investing activities	(207,463)	(993,731)
Cash flows provided by (used in) financing activities	(880,939)	3,138,106
Cash Flows
Operating activities
Net income before depreciation and amortization is a significant contributor to cash flows from operating activities. The changes in cash flows from operating activities generally follow the results of operations as discussed in “Results of Operations for the Three Months Ended March 31, 2008 as Compared to the Three Months Ended March 31, 2007” and also are affected by changes in working capital.
Cash flows provided by operating activities during the three months ended March 31, 2008 increased approximately $5.4 million from the comparable period, as a result of:
•	An increase in net income of approximately $950,000. See above discussion related to the results of operations for an explanation.

•	An increase in the value of the liability related to the market value of our interest rate swaps of approximately $1 million due to a decline in interest rates during the first quarter of 2008.

•	A net increase in cash flow provided of approximately $4 million related to changes in working capital items. The Plant became operational in the first quarter of 2007 which resulted in a net use of cash for working capital items such as accounts receivable and inventory and conversely resulted in net cash provided by items such as accounts payable. The change in the first quarter of 2008 resulted from normal operational fluctuations in working capital items.
Investing activities
Cash flows used in investing activities decreased by approximately $786,000 during the first three months of 2008 as compared to the first three months of 2007. The decrease was primarily related to capital expenditures made during the first quarter of 2007 related to finalizing Plant construction whereas there was very little capital expenditure activity in the first quarter of 2008. The decrease in capital expenditures was partially offset by cash used to purchase an investment in the amount of approximately $192,000 that was made during the first quarter of 2008.
Financing activities
Cash flows related to financing activities decreased approximately $4 million from the comparable period in 2007. The decrease is primarily related to a transition from the Company issuing debt related to Plant construction in the first quarter of 2007 to the Company making scheduled note payments in the first quarter of 2008. The Company was still issuing construction related debt during the three month period ending March 31, 2007 and started to repay that debt during the three month period ended March 31, 2008.
We anticipate being able to fund our operations and planned capital expenditures from our operating cash flows and existing lines of credit during 2008.
Capital Expenditures
We anticipate capital expenditures to be approximately $2.2 million during 2008. Preliminary work on our coal unloading facility capital project began late in the first quarter of 2008. We anticipate this project to be complete and operational late third quarter or early fourth quarter of this year. This project represents our major capital expenditure for the year, and we are in the final stages of negotiating a contract for construction of this project in the amount of approximately $1.75 million. We anticipate the total cost of this project to be approximately $2 million. We have several smaller capital purchases that we expect to occur during 2008. We anticipate being able to fund all capital expenditures planned for 2008 from operating cash flows and our existing lines of credit.
Capital Resources
Short-term Debt Sources
We have a revolving promissory note of up to $3,500,000 with First National Bank of Omaha (the “Bank”) through July 5, 2008, subject to certain borrowing base limitations. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over LIBOR, which totaled 6.2175% at March 16, 2008. We have no outstanding borrowings on the revolving promissory note as of March 31, 2008 and December 31, 2007.
Long-Term Debt Sources
We had four long-term notes with the Bank (collectively the “Term Notes”) in place as of March 31, 2008. The loan agreements are secured by substantially all of our assets. Three of the notes were established in conjunction with the termination of the original construction loan agreement (the “Construction Loan”) on April 16, 2007. The fourth note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when we entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The Construction Loan requires us to maintain certain financial ratios and meet certain non-financial covenants. Each note has specific interest rates and terms as described below.
Fixed Rate Note
The fixed rate note (the “Fixed Rate Note”) had a balance of $26.1 million outstanding at March 31, 2008. Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of April 14, 2008, the rate was 5.70875%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
Variable Rate Note
During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the fourth amendment to the loan agreement. The Variable Rate Note had a balance of $6.77 million at March 31, 2008. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of April 14, 2008, the rate was 6.10875%. Principal payments are made quarterly according to the terms of the Construction Loan as amended by the fourth amendment to the Construction Loan. The amendment calls for quarterly payments of $634,700 applied first to interest on the long-term revolving note (the “Long-Term Revolving Note”), next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note. Based on the interest rate noted above, and absent unforeseen significant increases in the rate, we estimate that the remaining Variable Rate Note will be paid off in October 2010. We anticipate the principal payments to be approximately $445,000 per quarter with a final payment of approximately $197,000 in October 2010.
Long-Term Revolving Note
The Long-Term Revolving Note had a balance of $10 million at March 31, 2008. Interest is charged at 3.4% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly. As of April 14, 2008, the rate was 6.11313%.
December 2007 Fixed Rate Note
The December 2007 Fixed Rate Note was created by the fourth amendment to the Construction Loan as noted above. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of April 14, 2008, the rate was 6.10875%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, generally beginning at approximately $183,000 and increasing to $242,000 per quarter, from January 2008 to January 2012, with a final principal payment of approximately $6.3 million at April 2012.
All unpaid amounts on the Term Notes are due and payable in April 2012. We are subject to a number of covenants and restrictions in connection with these loans, including:

•	Providing the Bank with current and accurate financial statements;

•	Maintaining certain financial ratios, minimum net worth, and working capital;

•	Maintaining adequate insurance;

•	Not making, or allowing to be made, any significant change in our business tax structure; and

•	Limit our ability to make distributions to members.
The Construction Loan also contains a number of events of default which, if any of them were to occur, would give the Bank certain rights, including but not limited to declaring all the debt owed to the Bank immediately due and payable, and taking possession of all our assets, including any contract rights.
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
The interest rate swaps were not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are shown in interest expense.
For the three month periods ending March 31, 2008 and 2007 there were no settlements, and market value adjustments resulting in losses of approximately $1.2 million and $87,000, respectively were included in interest expense.
Letters of Credit
The Construction Loan provides for up to $1,000,000 in letters of credit with the Bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012. The Construction Loan requires us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, as of March 31, 2008, we have one outstanding letter of credit for $137,000 for capital expenditures for gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the Construction Loan, we entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8.10875% at April 14, 2008) and is due and payable subject to approval by the senior lender, the Bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of March 31, 2008, the outstanding amounts on these loans was $5,525,000.
Contractual Obligations and Commercial Commitments
We have the following contractual obligations as of December 31, 2007:

Contractual Obligations	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations	$73,842,212	$10,905,131	$17,302,713	$45,634,368	$—
Capital leases	154,553	61,701	91,633	1,219	—
Operating lease obligations	2,264,515	489,660	979,320	795,535	—
Coal purchases	2,284,425	1,288,800	995,625	—	—
Water purchases	3,486,000	398,400	796,800	796,800	1,494,000

Grants
There has been no change in the repayment status of our grant from the North Dakota State Industrial Commission during the first quarter of 2008, and we have not received any grant proceeds during the first quarter of 2008. We do anticipate receiving amounts under the terms of a grant from Job Service North Dakota related to employee training. The grant allows for a total of $170,000 over a ten year period that began in September 2006. We have not yet received any proceeds from this grant but are in the process of applying for funds.
North Dakota Ethanol Incentive Program
We have received written assurance from the North Dakota Department of Commerce that our Plant will qualify for North Dakota’s fuel tax fund incentive program. Under the program, each fiscal quarter, eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum. Based on the corn and ethanol prices used in the calculation for the first quarter of 2008 we anticipate that we will receive approximately $650,000 from this program in May 2008. Because we cannot predict the future prices of corn and ethanol, we cannot predict whether we will receive any funds beyond what we have calculated for the first quarter of 2008 that we anticipate receiving in May 2008. The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price average as calculated below:
Corn Price
•	For every cent that the average quarterly price per bushel of corn exceeds $1.80, the state shall add to the amounts payable under the program $.001 multiplied by the number of gallons of ethanol produced by the facility during the quarter.

•	If the average quarterly price per bushel of corn is exactly $1.80, the state shall not add anything to the amount payable under the program

•	For every cent that the average price per bushel of corn is below $1.80, the state shall subtract from the amounts payable under the program $.001 multiplied by the number of gallons produced by the facility during the quarter.
Ethanol Price
•	For every cent that the average quarterly rack price per gallon of ethanol is above $1.30, the state shall subtract from the amounts payable under the program $.002 multiplied by the number of gallons of ethanol produced by the facility during the quarter.

•	If the average quarterly price per gallon of ethanol is exactly $1.30, the state shall not add anything to the amount payable under the program.

•	For every cent that the average quarterly rack price per gallon of ethanol is below $1.30, the state shall add to the amounts payable under the program $.002 multiplied by the number of gallons of ethanol produced by the facility during the quarter.
Under the program, no facility may receive payments in excess of $1.6 million per year. If corn prices are low compared to historical averages and ethanol prices are high compared to historical averages, we will receive little or no funds from this program.
Critical Accounting Estimates
Our most critical accounting policies, which are those that require significant judgment, include valuation of derivative instruments and inventory. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2008.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
As disclosed in Note 12 to our condensed financial statements and in our discussion of liquidity above, we are in the final stages of negotiating a contract for the construction of a coal unloading facility on property adjacent to our Plant site.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in United States dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and we use ethanol swaps to hedge changes in the commodity price of ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding our Long Term Revolving Note and Variable Rate Note which bear variable interest rates. Approximately $16.7 million of our outstanding long-term debt is at a variable rate as of March 31, 2008. In order to achieve a fixed interest rate on the Construction Loan and reduce our risk to fluctuating interest rates, we entered into an interest rate swap contract that effectively fixed the interest rate at 8.08% on approximately $26.1 million of the outstanding principal of the Construction Loan. We entered into a second interest rate swap in December 2007 and effectively fixed the interest rate at 7.695% on an additional $10 million of our outstanding long-term debt. The interest rate swaps are not designated as either a cash flow or fair value hedge and accordingly, market value adjustments and net settlements are recorded in interest expense. For the three month periods ending March 31, 2008 and 2007 there were no settlements. The market value adjustments resulted in losses of approximately $1.2 million and $87,000 for the three month periods ended March 31, 2008 and 2007, respectively.
Commodity Price Risk
We also expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol. We will seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. In practice, as markets move, we will actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions will accomplish an economic hedge against our future purchases, they likely will not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We intend to use fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. For example, our net hedge position had a market value of approximately $3 million at March 31, 2008. We would generally expect that a 10% increase in the cash price of corn and/or spot price of ethanol would produce a $300,000 increase in the fair value of our derivative instruments. In contrast, a 10% decrease in the cash price of corn and/or spot price of ethanol would likely produce a $300,000 decrease in the fair value of our derivatives.
The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2008 and December 31, 2007, we had investments of $3 million and $3.2 million in corn and ethanol derivative instruments, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2008 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. “Risk Factors” are conditions that may cause investment in our Company to be speculative or risky. In light of developments during our second quarter, we have decided to update our Risk Factors as set forth below. Other than these updates, we are not currently aware of factors other than those set forth in our Annual Report on Form 10-K that would have a foreseeable effect on the level of risk associated with investment in our Company; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc., related to the coal combustor.
The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc. (“Fagen”), due to punch list items which are not complete as of May 14, 2008 and problems with the coal combustor. The punch list is an item that must be complete under the terms of the Design-Build Agreement in order for the Company to sign off on Final Completion and authorize payment of the $3.9 million. In addition to a number of other punch list items, the Design-Build Agreement specified that the coal combustor would operate on lignite coal; however, the coal combustor has not run consistently on lignite and the Company has suffered plant shut-downs as a result. The Company continues to work with Fagen and its subcontractors on these issues; however, there is no assurance that any potentially agreed upon solution would solve the problems for $3.9 million or less, if at all. There is also no assurance that Fagen and its subcontractors will agree on any solution or even agree that the problem is their responsibility to correct. If Fagen disputes the withholding of the $3.9 million and demands payment, the Company may be forced to pay the $3.9 million and there would be no assurance that the punch list items would be completed or that the coal combustor would be able to use lignite coal.
We have received Notice of Violation Letters from the North Dakota Department of Health (“NDDH”). The NDDH has issued two separate Notice of Violation letters concerning apparent water and air pollution control violations at our Plant. While we believe we have responded in a timely manner and have provided documentation supporting our position, including an application to modify our air permit, we cannot be certain that the NDDH will not issue fines or other sanctions for these violations and for any possible future violations. Significant fines or other sanctions, up to and including requiring us to cease plant operations until the violations are fixed, would negatively impact our financial condition and could jeopardize our ability to continue operating.
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

RED TRAIL ENERGY, LLC
Date: May 15, 2008	By:	/s/ Mick J. Miller
Mick J. Miller
President and Chief Executive Officer

EXHIBIT INDEX
RED TRAIL ENERGY, LLC
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008
10.1* Assignment and Assumption Agreement dated April 1, 2008, by and between Commodity Specialist Company and Red Trail Energy, LLC.

31.1* Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2* Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.