Form 10-Q
period 2008-06-30
RED TRAIL ENERGY, LLC
filed 2008-08-14
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of August 14, 2008, the Company has outstanding 40,188,973 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
JUNE 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. – Condensed Financial Statements
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$6,779,729	$8,231,709
Accounts receivable	7,367,635	5,960,041
Corn and ethanol derivative instruments, at fair value	66,327	3,190,790
Inventory	8,916,935	8,297,356
Prepaid expenses	108,268	53,411

Total current assets	23,238,894	25,733,307

Property, Plant and Equipment
Land	300,602	300,602
Plant and equipment	78,203,632	78,139,237
Land Improvements	3,918,766	3,918,766
Buildings	5,312,995	5,312,995
Construction in progress	1,139,400	—

	88,875,395	87,671,600

Less accumulated depreciation	8,588,817	5,729,058

Net property and equipment	80,286,578	81,942,542

Other Assets
Debt issuance costs, net of amortization	667,893	768,405
Investment in RPMG	605,000	—
Deposits	80,000	80,000

Total other Assets	1,352,893	848,405

Total Assets	$104,878,365	$108,524,254

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$5,199,117	$6,578,004
Accounts payable	6,357,758	6,682,330
Accrued expenses	4,435,538	2,502,936
Interest rate swap, at fair value	1,151,103	1,044,191

Total current liabilities	17,143,516	16,807,461

Other Liabilities
Contracts payable	275,000	275,000

Long-Term Debt	40,746,123	52,538,310

Commitments and Contingencies

Members’ Equity	46,713,726	38,903,483

Total Liabilities and Members’ Equity	$104,878,365	$108,524,254

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Ethanol, net of loss on derivative instruments	$30,671,979	$27,310,571	$59,168,966	$44,345,208
Distillers grains	5,020,336	2,937,258	9,943,354	4,837,596

Total Revenue	35,692,315	30,247,829	69,112,320	49,182,804

Cost of Goods Sold
Cost of goods sold, net of derivative fair value changes	29,043,731	24,455,360	55,295,207	38,168,616
Depreciation	1,416,794	1,421,651	2,832,540	2,826,561

Total Cost of Goods Sold	30,460,525	25,877,011	58,127,747	40,995,177

Gross Margin	5,231,790	4,370,818	10,984,573	8,187,627

General and Administrative	919,333	829,284	1,665,929	1,622,870

Operating Income	4,312,457	3,541,534	9,318,644	6,564,757

Interest Expense	(62,661)	1,035,325	2,377,144	2,326,151

Other income (expense), net	688,926	96,471	858,743	137,382

Net Income	$5,064,044	$2,602,680	$7,800,243	$4,375,988

Wtd Avg Units Outstanding — Basic	40,173,973	40,373,973	40,173,973	39,873,872

Net Income Per Unit — Basic	$0.13	$0.06	$0.19	$0.11

Wtd Avg Units Outstanding — Diluted	40,228,973	40,408,973	40,228,973	39,908,872

Net Income Per Unit — Diluted	$0.13	$0.06	$0.19	$0.11

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$7,800,243	$4,375,988
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	2,859,759	2,827,491
Amortization of debt financing costs	100,512	106,963
Change in fair value of derivative instruments	3,124,463	309,515
Change in fair value of interest rate swap	33,197	(384,995)
Equity-based compensation	10,000	10,000
Changes in assets and liabilities
Accounts receivable	(1,407,594)	(4,300,430)
Inventory	(619,579)	(3,861,481)
Prepaid expenses	(54,857)	28,591
Accounts payable	(1,145,567)	4,818,077
Accrued expenses	1,932,602	(47,481)
Cash settlements on interest rate swap	73,715	—

Net cash provided by operating activities	12,706,894	3,882,238
Cash Flows from Investing Activities
Investment in RPMG	(273,734)	—
Capital expenditures	(714,066)	(3,890,514)

Net cash used in investing activities	(987,800)	(3,890,514)
Cash Flows from Financing Activities
Debt repayments	(13,171,074)	(11,242)
Proceeds from long-term debt	¯	11,138,618

Net cash provided by (used in) financing activities	(13,171,074)	11,127,376

Net Increase in Cash and Equivalents	(1,451,980)	11,119,100
Cash and Equivalents — Beginning of Period	8,231,709	421,722

Cash and Eqivalents — End of Period	$6,779,729	$11,540,822

Supplemental Disclosure of Cash Flow Information
Interest paid	$2,477,864	$1,525,901

SUPPLEMENT DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital expenditures included in accounts payable	$489,729	$3,841,295

Investment in RPMG expenditures included in accounts payable	$331,266	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)
The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ending December 31, 2007, contained in the Company’s Annual Report on Form 10-K.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).
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
Reclassifications
The presentation of certain items in the financial statements for the three and six months ended June 30, 2007 have been changed to conform with the classifications used in 2008. These reclassifications had no effect on members’ equity, net income or operating cash flows as previously reported.
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
The Company is substantially dependent upon RPMG for the purchase, marketing and distribution of the Company’s ethanol. RPMG purchases 100% of the ethanol produced at the Plant, all of which is marketed and distributed to RPMG’s customers. Therefore, the Company is highly dependent on RPMG for the successful marketing of the Company’s ethanol. In the event that the Company’s relationship with RPMG is interrupted or terminated for any reason, the Company believes that another entity to market the ethanol could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol and adversely affect the Company’s business and operations. Amounts due from RPMG represent approximately 83% and 80% of the Company’s outstanding accounts receivable balance as of June 30, 2008 and December 31, 2007, respectively.
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
All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of June 30, 2008 and 2007, the Company had no allowance for doubtful accounts, as management has determined that all receivables are collectible.
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
Additionally, SFAS 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. As of June 30, 2008 and December 31, 2007, the Company has no derivative instruments that meet this criterion.
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
Depreciation expense totaled approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2008, respectively and totaled approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2007, respectively.
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
Debt Issuance Costs
Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Amortization expense for the three and six months ended June 30, 2008 totaled approximately $50,000 and $101,000, respectively, and $52,000 and $107,000 for the three and six months ended June 30, 2007, respectively. The amortization expense is included in interest expense.
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
Grants
The Company recognizes grant proceeds as other income for reimbursement of expenses incurred upon complying with the conditions of the grant. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant. In addition, the Company considers production incentive payments received to be economic grants and includes such amounts in other income when received, as this represents the point at which they are fixed and determinable.

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
The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s financial statements at, and for the three and six months ended June 30, 2008 and 2007.
Organizational and Start Up Costs
The Company expensed all organizational and start up costs as incurred.
Advertising
The Company expenses advertising costs as they are incurred. Advertising costs totaled $0 and approximately $4,000 for the three and six months ended June 30, 2008, respectively, and approximately $4,000 and $6,000 for the three and six months ended June 30, 2007, respectively.
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
The Company recognizes the related costs under these agreements using the straight-line attribution method over the grant period and the current fair value unit price. Equity-based compensation expense totaled $5,000 and $10,000 for the three and six month periods ended June 30, 2008 and 2007, respectively.
Earnings Per Unit
Earnings per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. Diluted shares outstanding include 55,000 and 35,000 units as of June 30, 2008 and 2007, respectively, for the vested equivalents of restricted member units issued to management.

Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. No such liabilities have been identified as of June 30, 2008 and 2007.
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
Relative to SFAS 157, the FASB issued FASB Staff Positions 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude Statement of Financial Accounting Standards No. 13 (“SFAS 13”), “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141-R (“SFAS 141R”), “Business Combinations,” which revised Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141R is effective for business combinations for fiscal years beginning after December 15, 2008. Under SFAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity. SFAS 141R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date. SFAS 141R will have a significant impact on the accounting for transaction costs, restructuring costs and the initial recognition of contingent assets and liabilities assumed during a business combination. Under SFAS 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. As the provisions of SFAS 141R are applied prospectively, the impact cannot be determined until a transaction occurs, if any.
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
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.
Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (“SAS 69”), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.
SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The Company does not expect SFAS 162 to have a material effect on its financial statements.
2. CONCENTRATIONS
The Company currently buys all of its coal, an important component of its manufacturing process, from one supplier. Although there are a limited number of coal suppliers, management believes that other suppliers could provide coal on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely.
3. DERIVATIVE INSTRUMENTS
The Company has derivative instruments in the form of futures, call options, put options and swaps related to the purchase of corn and the sale of ethanol. The fair market value of the asset recorded for these derivative instruments totaled approximately $66,000 and $3.2 million as of June 30, 2008 and December 31, 2007, respectively. These derivative instruments are not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in derivative instruments related to corn are recorded in cost of goods sold. The Company recognized gains from derivative instruments related to corn of approximately $3 million and $5.1 million for the three and six months ended June 30, 2008, respectively, and $0 and $647,000 for the three and six months ended June 30, 2007, respectively. Gains and losses based on the fair value change in derivative instruments related to ethanol are recorded in revenue. The Company had not entered into any ethanol related derivatives prior to October 2007. The Company recognized losses from ethanol related derivatives of approximately $1.5 million and $3.2 million for the three and six months ended June 30, 2008, respectively.
The Company has derivative instruments in the form of interest rate swaps in an agreement associated with bank financing. Fair market value related to the interest rate swap liabilities totaled approximately $1.2 million and $1 million as of June 30, 2008 and December 31, 2007, respectively. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging derivatives in interest expense. The Company recognized an unrealized gain related to these interest rate swaps of approximately $1.1 million and an unrealized loss of approximately $107,000 for the three and six months ended June 30, 2008, respectively. The Company recognized unrealized gains of $299,000 and $385,000 for the three and six months ended June 30, 2007, respectively. The Company recorded net settlements of $0 and approximately $74,000 for the three and six months ended June 30, 2008, respectively and $0 for both the three and six months ended June 30, 2007. See Note 5 for a description of these agreements.
4. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of June 30, 2008 and December 31, 2007 were as follows:

Inventory balances at:	June 30, 2008	December 31, 2007

Raw materials, including corn, chemicals and supplies	$7,107,652	$5,576,077
Work in process	1,145,863	902,560
Finished goods, including ethanol and distillers grains	663,420	1,818,719

Total Inventory	$8,916,935	$8,297,356

5. BANK FINANCING
Long-term debt consists of the following:

As of	June 30, 2008	December 31, 2007

Notes under loan agreement payable to bank, see details below	$40,292,063	$53,437,367
Subordinated notes payable, see details below	5,525,000	5,525,000
Capital lease obligations (Note 7)	128,177	153,947

Total Long-Term Debt	45,945,240	59,116,314
Less amounts due within one year	5,199,117	6,578,004

Total Long-Term Debt Less Amounts Due Within One Year	$40,746,123	$52,538,310

The estimated maturities of long-term debt and capital lease obligations are as follows:

Estimated maturities for the twelve months ended June 30,

2009	$5,199,117
2010	5,913,678
2011	3,322,344
2012	31,510,101
2013	—
Thereafter	—

Total	$45,945,240

In December 2005, the Company entered into a Credit Agreement with a bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the Plant. The construction loan agreement (the “Construction Loan”) requires the Company to maintain certain financial ratios and meet certain non-financial covenants. The Construction Loan is secured by substantially all of the assets of the Company and includes the terms as described below. The Company incurred interest expense of approximately $1 million and $2.2 million for the three and six months ended June 30, 2008, respectively and $1.1 million and $2.7 million for the three and six months ended June 30, 2007, respectively.
Construction Loan
The Company had four long-term notes (collectively the “Term Notes” or individually the “Term Note”) in place as of June 30, 2008. Three of the Term Notes were established in conjunction with the termination of the original Construction Loan on April 16, 2007. The fourth Term Note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when the Company entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The Construction Loan requires the Company to maintain certain financial ratios and meet certain non-financial covenants. Each Term Note has specific interest rates and terms as described below.
Fixed Rate Note
The fixed rate note (the “Fixed Rate Note”) had a balance of $25.7 million outstanding at June 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of June 30, 2008, the rate was 5.70875%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
Variable Rate Note
During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the fourth amendment to the loan agreement. The Variable Rate

Note had a balance of approximately $4.1 million at June 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of June 30, 2008, the rate was 6.10875%. Principal payments are made quarterly according to the terms of the Construction Loan as amended by the fourth amendment to the Construction Loan. The amendment calls for quarterly payments of $634,700 applied first to interest on the long-term revolving note (“Long-Term Revolving Note”), next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note. Based on the interest rate noted above and the current balance of the Long-Term Revolving Note, the Company estimates that the remaining Variable Rate Note will be paid off in January 2010. The Company anticipates the principal payments to be approximately $620,000 per quarter with a final payment of approximately $601,000 in January 2010.
Long-Term Revolving Note
The Long-Term Revolving Note had a balance of $1 million at June 30, 2008 due to the Company using excess cash to temporarily pay down $9 million of this note. During July 2008, the Company borrowed $3 million of the available $9 million capacity on this note. Interest is charged at 3.4% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly. As of June 30, 2008, the rate was 5.87125%. The maturity date of this note is April 2012.
December 2007 Fixed Rate Note
The December 2007 Fixed Rate Note was created by the fourth amendment to the Construction Loan as noted above. As of June 30, 2008, the balance outstanding on this note was approximately $9.5 million. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of June 30, 2008, the rate was 6.10875%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, beginning at approximately $183,000 and increasing to $242,000 per quarter, from January 2008 to January 2012, with a final principal payment of approximately $6.3 million at April 2012.
All unpaid amounts on the three Term Notes are due and payable in April 2012.
Revolving Line of Credit
The Company entered into a $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through July 5, 2008. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over the one-month LIBOR rate, which totaled 5.87125% at June 30, 2008. The Company had no outstanding borrowings at June 30, 2008 and December 31, 2007.
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
Letters of Credit
The Construction Loan provides for up to $1,000,000 in letters of credit with the First National Bank of Omaha (the “Bank”) to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012. The Construction Loan requires the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, the Company has one outstanding letter of credit for capital expenditures for natural gas services with Montana-Dakota Utilities Co. The balance outstanding on this letter of credit was $137,000 as of June 30, 2008 and December 31, 2007, respectively.
Subordinated Debt
As part of the Construction Loan, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8.10875% at June 30, 2008) and is due and payable subject to approval by the senior lender, the bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The balance outstanding on these loans was $5,525,000 as of June 30, 2008 and December 31, 2007, respectively.

6. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted SFAS 157 as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, we have elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the three and six months ended June 30, 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying
	Amount as of	Fair Value as of
	June 30, 2008	June 30, 2008	Level 1	Level 2	Level 3
Money market funds	$4,539,380	$4,539,380	$4,539,380	$—	$—
Corn and ethanol related	$66,327	$66,327	$66,327	$—	$—
derivative instruments Interest rate swap liability	$1,151,103	$1,151,103	$—	$1,151,103	$—
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
7. LEASES
The Company leases equipment under operating and capital leases through 2013. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. The Company has a locomotive engine under operating lease and assumed an operating lease obligation on 55 covered hopper rail cars effective April 1, 2008. Rent expense for operating leases was approximately $84,000 and $92,000 for the three and six months ended June 30, 2008, respectively and $7,000 and $14,000 for the three and six months ended June 30, 2007, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

	June 30, 2008	December 31, 2007
Equipment	$216,745	$216,745
Accumulated amortization	34,646	23,296

Net equipment under capital lease	$182,099	$193,449

At June 30, 2008, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

	Operating	Capital
	Leases	Leases
2009	$489,660	$61,701
2010	489,660	61,701
2011	489,660	15,145
2012	433,675	639
2013	242,900	—

Total minimum lease commitments	$2,145,555	139,186

Less amount representing interest		11,009

Present value of minimum lease commitments included in the preceding long-term liabilities		$128,177

8. MEMBERS’ EQUITY
The Company has one class of membership units (“Class A Membership Units”) with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. As of June 30, 2008 and December 31, 2007, there were 40,173,973 membership units outstanding.
9. EQUITY-BASED COMPENSATION
2006 Equity-Based Incentive Plan
During 2006, the Company implemented an equity-based incentive plan (the “Plan”) which provides for the issuance of restricted Class A Membership Units to the Company’s key management personnel, for the purpose of compensating services rendered. These units have vesting terms established by the Company at the time of each grant. Vesting terms of outstanding awards begin after three years of service and are fully vested after ten years of service which is the contractual term of the awards. The Company has exercised an option to repurchase 200,000 units in association with this Plan. The units will be held in treasury until the vesting requirements of the Plan have been met. Equity-based compensation expense was $5,000 and $10,000 for the three and six months ended June 30, 2008, respectively, and $5,000 and $10,000 for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, the total equity-based compensation expense related to nonvested awards not yet recognized was $145,000, which is expected to be recognized over a weighted average period of approximately 7.5 years.
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

Marketing Agreements
The Company entered into a marketing agreement on March 10, 2008 with CHS for the purpose of marketing and selling its DDGs. The marketing agreement has a term of six months which is automatically renewed at the end of the term. The agreement can be terminated by either party upon written notice to the other party at least thirty days prior to the end of the term of the agreement. Prior to March 2008, the Company had a marketing agreement with Commodity Specialists Company (“CSC”) which assigned all rights, title and interest in the agreement to CHS. The terms of the new agreement are not materially different from the prior agreement. Under the terms of the agreement, the Company pays CHS a fee for marketing its DDGs. The fee is 2% of the selling price of the DDGs subject to a minimum of $1.50 per ton and a maximum of $2.15 per ton. Through the marketing of CHS and its relationships with local farmers, the Company is not dependent upon one or a limited number of customers for its DDGs sales.
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
Coal Transloading Facility
The Company entered in to an agreement for the construction of a coal transloading facility. Under the terms of the agreement, the Company will pay approximately $1.75 million for construction of the facility which is projected to be online in late August or September of 2008. As of June 30, 2008 the Company had incurred $1 million of the $1.75 million commitment making the project approximately 60% complete.
11. RELATED-PARTY TRANSACTIONS
The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of DDGs and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, Greenway Consulting and RPMG. RPMG has been considered a related party since January 1, 2008 when the Company became a partial owner in RPMG. As such, the amounts below as of December 31, 2007 and for the three and six months ended June 30, 2007 have been restated to include transactions with RPMG. The amounts previously reported, excluding RPMG, as of December 31, 2007 for accounts receivable and accounts payable were $293,468 and $1,471,479, respectively. Revenue, as previously reported, for the three and six months ending June 30, 2007, was $545,650 and $1,277,029, respectively. The Company also has a note payable to Greenway Consulting (“Greenway”), and pays Greenway for plant management and other consulting fees (recorded in general and administrative expense). The Chief Executive Officer of Greenway is a member of the Company. Significant related party activity affecting consolidated financial statements are as follows:

	June 30, 2008	December 31, 2007
Balance Sheet
Accounts receivable	$6,450,785	$2,757,476
Accounts payable	1,439,522	2,088,561
Notes payable	1,525,000	1,525,000

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2007	June 30, 2007
Statement of Operations
Revenues	$33,308,017	$27,856,221	$64,746,619	$45,622,137
Cost of goods sold	656,828	849,422	1,348,967	1,631,279
General and administrative expenses	389,732	—	777,740	427,378

Inventory Purchases	$1,215,628	$1,039,632	$2,694,462	$3,183,489

12. SUBSEQUENT EVENTS
•	The Company’s $3.5 million line of credit expired in July 2008 and is currently in the process of being renewed.

•	The Company has submitted a request to the state of North Dakota for a refund of North Dakota sales and use tax paid on items purchased for the construction of the Plant. The Company applied for and received notification that costs for equipment, materials and supplies used in construction of the Plant were exempt from North Dakota sales and use tax. Pursuant to the Design-Build Agreement, we owe 50% of the refund received to Fagen. The amount of the requested refund is approximately $2.2 million (of which the Company’s portion is $1.1 million) and is currently under review by the North Dakota State Tax Department. Since we are not certain as to the amount of the refund that will actually be collected, we have not yet recorded any amounts related to this refund. Once the amount has been determined we will account for it accordingly. The net refund amount will reduce the capitalized cost of the plant.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six months ended June 30, 2008, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Forward-looking statements in this Quarterly Report include, but are not limited to, our expectations regarding future revenues and expenses, Plant downtime, capital expenditures, interest income, receipt of grant income, receipt of state incentive plan payments, increased ethanol prices and corn costs, hedging strategies, corn usage and ethanol production, general and administrative costs, expected savings from our coal transloading facility, entering in to future lines of credit and our ability to fund our operations and capital expenditures from cash flows and existing lines of credit. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. Nonetheless, the Company’s expectations, beliefs or projections may not be achieved or accomplished. Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A — Risk Factors” of our Annual Report on Form 10-K as updated in Part II, Item 1A of this Quarterly Report.
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A – Risk Factors,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and include:
•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and DDGs;

•	Changes in Plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the Plant;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Costs of equipment;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Our ability to market and our reliance on third parties to market our products;

•	Our ability to distinguish ourselves from our current and future competition;

•	Changes to infrastructure, including:
-	expansion of rail capacity;

-	possible future use of ethanol dedicated pipelines for transportation;

-	increases in truck fleets capable of transporting ethanol within localized markets;

-	additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol;

-	growth in service stations equipped to handle ethanol fuels; and

-	growth in the fleet of flexible fuel vehicles capable of using E85 fuel;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
-	national, state or local energy policy;

-	federal ethanol tax incentives;

-	legislation mandating the use of ethanol or other oxygenate additives;

-	state and federal regulation restricting or banning the use of MTBE;

-	environmental laws and regulations that apply to our plant operations and their enforcement; or

-	reduction or elimination of tariffs on foreign ethanol.
•	Increased competition in the ethanol and oil industries;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	The availability and adequacy of our cash flow to meet our requirements, including the repayment of debt;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuels and alternative fuel additives.
Summary
Red Trail Energy, LLC, a North Dakota limited liability company (the “Company,” “Red Trail,” or “we,” “our,” or “us”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).
Results of Operations
The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three and six months ended June 30, 2008 and 2007.

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2008		June 30, 2007		June 30, 2008		June30, 2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues
Ethanol, net of loss on derivative instruments	$30,671,979	85.93%	$27,310,571	90.29%	$59,168,966	85.61%	$44,345,208	90.16%
Distillers grains	5,020,336	14.07%	2,937,258	9.71%	9,943,354	14.39%	4,837,596	9.84%

Total Revenue	35,692,315	100.00%	30,247,829	100.00%	69,112,320	100.00%	49,182,804	100.00%
Cost of Goods Sold
Cost of Goods Sold	29,043,731	81.37%	24,455,361	80.85%	55,295,207	80.01%	38,168,616	77.61%
Depreciation	1,416,794	3.97%	1,421,651	4.70%	2,832,539	4.10%	2,826,561	5.75%

Total Cost of Goods Sold	30,460,525	85.34%	25,877,012	85.55%	58,127,746	84.11%	40,995,177	83.35%

Gross Margin	5,231,790	14.66%	4,370,817	14.45%	10,984,574	15.89%	8,187,627	16.65%
General and Administrative	919,333	2.58%	829,284	2.74%	1,665,929	2.41%	1,622,870	3.30%

Operating Income	4,312,457	12.08%	3,541,533	11.71%	9,318,645	13.48%	6,564,757	13.35%
Interest Expense	(62,661)	-0.18%	1,035,325	3.42%	2,377,144	3.44%	2,239,063	4.55%
Other Income (Expense), net	688,926	1.93%	96,472	0.32%	858,742	1.24%	50,294	0.10%

Net Income	$5,064,044	14.19%	$2,602,680	8.60%	$7,800,243	11.29%	$4,375,988	8.90%

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
Additional Data	June 30 , 2008	June 30 , 2007	June 30, 2008	June 30 , 2007
Ethanol sold (thousands of gallons)	13,588	13,859	28,122	22,612
Dried distillers grains sold (tons)	23,592	22,417	48,228	27,512
Modified distillers grains sold (tons)	29,739	26,408	64,263	57,030
Ethanol average price per gallon (a)	$2.26	$1.97	$2.10	$1.96
Dried distillers grains average price per ton	$143.13	$87.04	$135.05	$94.68
Modified distillers grains average price per ton	$55.03	$37.25	$53.12	$36.49
Corn costs per bushel (a)	$4.96	$4.19	$4.47	$3.96

(a)	- shown net of hedging activity
Results of Operations for the Three and Six Months Ended June 30, 2008 as Compared to the Three and Six Months Ended June 30, 2007
Revenues
Three Months Ended June 30, 2008 and 2007
Revenues increased approximately $5.3 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Ethanol revenue increased approximately $3.7 million and distillers grains revenue increased approximately $2.1 million. The increase was primarily due to higher prices received for ethanol and distillers grains during 2008 offset in part by losses of approximately $1.5 million related to our ethanol hedging activities during the three months ended June 30, 2008.
Ethanol revenue
Although we sold approximately 271,000 fewer gallons of ethanol during the three months ended June 30, 2008 as compared to 2007, we received an average net price that was $0.29 per gallon higher ($2.26 per gallon vs. $1.97 per gallon). Ethanol prices continued to move higher during the second quarter of 2008 and for a short time were over $3.00 per gallon. Gains and losses related to our hedging activities are recorded in revenue. We recognized losses of approximately $1.5 million related to our ethanol hedging activities during the three months ended June 30, 2008. We did not engage in any ethanol hedging activity during the three months ended June 30, 2007. Excluding the effect of our ethanol hedging activities, our average price per gallon of ethanol sold was $2.36 during the three months ended June 30, 2008.
Distillers grains revenue
Our volumes increased slightly as we sold approximately 1,000 more tons of dried distillers grains (“DDGS”) and 3,300 more tons of modified distillers grains (“DMWG”) during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The price we receive for distillers grains increased significantly during the three months ended June 30, 2008 compared to 2007 as the prices generally follow the price of corn, which has reached record levels during 2008. The average DDGS price we received during the three months ended June 30, 2008 was approximately $56 per ton higher ($143 per ton vs. $87 per ton) than the same period last year while the average DMWG price was approximately $18 higher ($55 per ton vs. $37 per ton).
Six Months Ended June 30, 2008 and 2007:
Revenues increased approximately $20 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Increased volumes and prices of both ethanol and distillers grains led to the increase in revenue and were offset in part by losses of approximately $3.2 million related to our ethanol hedging activities. Ethanol and distillers grains revenue were approximately $14.9 million and $5.1 million higher, respectively. In general, the volume increase in both products resulted from the Plant being operated consistently at or above nameplate capacity for much of the first six months of 2008. In contrast, the Plant experienced many start-up related issues in the first quarter of 2007 which did not allow the Plant to run on a consistent basis. The way the Plant operated during the first six months of 2008 is consistent with how we anticipate the Plant to run long-term. Revenue was also impacted by the following items:
Ethanol revenue
We sold approximately 5.5 million more gallons of ethanol during the six months ended June 30, 2008, as compared to 2007, at an average price that was $0.14 per gallon higher ($2.10 per gallon vs. $1.96 per gallon). Ethanol prices started to trend higher in the last two months of 2007 and that trend has continued during the first six months of 2008. Gains and losses related to ethanol hedging activities are recorded in revenue. We recognized losses of approximately $3.2 million related to our ethanol hedging activities during the first six months of 2008. We did not have any ethanol hedging activity during the first six months of 2007. Excluding the effect of our ethanol hedging activities, our average price per gallon of ethanol sold was $2.22.
Distillers grains revenue
We sold approximately 20,700 more tons of DDGS and 7,200 more tons of DMWG during the first six months of 2008 as compared to 2007. The price we receive for distillers grains increased dramatically during the first six months of 2008 compared to 2007 as the prices generally follow the price of corn, which has reached record levels during 2008. The average DDGS price for the first six months of 2008 was approximately $40 per ton higher than the average DDGS price for the first six months of 2007, while the average DMWG price was approximately $16 higher. Our DDGS marketing company typically sells a portion of our production on a spot basis and a portion of our production on a contract basis.
Revenues – Prospective Information
Ethanol revenue – because ethanol is a market driven commodity, ethanol prices are very hard to predict. Ethanol prices that were as high as $3.00 per gallon at the beginning of July 2008 had dropped to approximately $2.40 per gallon by the end of July 2008. Based on recent trends, we anticipate the price of ethanol to follow the price of corn. However, this is only a prediction on our part based on the knowledge and resources we have available today. There is a great amount of uncertainty in the market place regarding when new ethanol production capacity currently under construction will come on-line, negative public perception of the ethanol industry and the possible repeal and/or reduction of federal ethanol supports. Please see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 for more information on these risk factors.
Distillers grains revenue – distillers grains are also a commodity which makes the price very hard to predict. The price of distillers grains, both DDGS and DMWG, follows the price of corn. During the second quarter 2008, we implemented a new pricing schedule that is indexed to the price of corn for sales of our DMWG product. Based on corn prices as of July 2008, we anticipate this new pricing schedule could add approximately $20 — $30 per ton during the last six months of 2008 to our average DMWG price as of June 30, 2008.
Cost of Sales
In general, some key components of our cost of goods sold structure have increased for the three and six months ended June 30, 2008. We have experienced higher corn costs as corn futures prices have increased to record levels during 2008 and we have also experienced higher costs for some of our chemicals, denaturant and freight for many items delivered to the plant. Even though prices have increased for all of our main products, our gross margin remained constant and decreased slightly during the three and six month months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, respectively.
Three Months Ended June 30, 2008 and 2007
•	Corn costs – our corn costs per gallon, excluding hedging activities, were approximately $0.58 per gallon higher during the three months ended June 30, 2008 as compared to the same period for 2007 ($2.00 per gallon vs. $1.42 per gallon). This increase in corn cost more than offset the increase in revenue that occurred during the three months ended June 30, 2008. This is a direct reflection of the rise in corn costs during the past year. Including our corn hedging gains, our corn costs per gallon were $0.36 higher when compared to the same period as the previous year, as we recognized gains from hedging activities during the three months ended June 30, 2008 and 2007 of approximately $3 million and $0, respectively. Our risk management strategy was successful in lowering our corn costs during the three months ended June 30, 2008.

•	Other cost of goods sold, excluding depreciation – our other cost of goods sold, the main components of which are energy and utilities, chemicals, and labor, for the three months ended June 30, 2008 and 2007 were $0.47 per gallon and $0.45 per gallon, respectively. The increase is primarily related to price increases for some of our major chemicals, increased coal transportation costs and other small increases offset in part by lower denaturant usage.
Six Months Ended June 30, 2008 and 2007
•	Corn costs – our corn costs per gallon, excluding hedging activities, were approximately $0.32 per gallon higher during the six months ended June 30, 2008 as compared to the same period for 2007 ($1.76 per gallon vs. $1.44 per gallon). This increase offset a large portion of the increase in revenue during this time period. This is a direct reflection of how corn costs have risen during the past year. Including our corn hedging gains, our corn costs per gallon were $0.14 higher when compared to the same period as the previous year, as we recognized gains from hedging activities during the six months ended June 30, 2008 and 2007 of approximately $5.1 million and $650,000, respectively. Our risk management strategy was successful in lowering our corn costs during the six months ended June 30, 2008.

•	Other cost of goods sold, excluding depreciation – our other cost of goods sold, the main components of which are energy and utilities, chemicals, and labor, for the six months ended June 30, 2008 and 2007 were $0.49 per gallon and $0.40 per gallon, respectively. The increase is primarily related to the price increases for some of our major chemicals and increased coal transportation costs.
Cost of Sales and Gross Margin – Prospective Information
Because ethanol is a commodity, we cannot necessarily pass along increases in our cost of goods sold to our customers. For that reason our gross margin is very sensitive to changes in costs and we anticipate any increase in cost of goods sold to have a negative impact on our gross margin. Major components of costs of goods sold are discussed below.
Corn cost
While corn prices have retraced during July 2008, based on current market information we believe that corn prices will increase modestly during the last half of 2008. If this trend were to continue, it would have a negative impact on our gross margin. We cannot be certain how the price of corn will change as it is a market driven commodity. We will continue to contract with local farmers to buy corn as well use corn derivative instruments to hedge a portion of our corn needs.
Energy and chemical needs
While we do have contracts in place for our main energy inputs in an effort to mitigate future price increases for coal, water, electricity, natural gas and chemicals, we have still experienced some increases in chemicals as market supplies have tightened.
Coal cost
We have a two-year contract in place for our coal needs in an effort to mitigate potential price increases. We are also approximately 60% complete with the construction of a coal transloading facility adjacent to our Plant site. We anticipate this facility will lower our costs by approximately $1,000,000 per year. The facility is projected to be operational in late August or early September of 2008.
Chemical and Denaturant costs
We have recently experienced price increases in some of the chemicals we use in our production process and our denaturant costs have increased as well. We don’t anticipate major price increases for chemicals during the last half of 2008 but may see some additional smaller price increases similar to what we have experienced during the first six months of 2008. Effective August 1, 2008 we have renegotiated the index used to determine the price we pay for denaturant. We anticipate this change to lower our cost relative to the current index pricing.
General and Administrative
Three Months Ended June 30, 2008 and 2007
General and administrative costs for the three months ended June 30, 2008 were approximately $90,000 higher when compared to the three months ended June 30, 2007. The increase is due primarily to higher property taxes, administrative labor costs and meeting and travel costs offset in part by decreased legal, management and consulting fees as our employees have taken on some duties previously performed by outside legal counsel and/or outside consultants.
Six Months Ended June 30, 2008 and 2007
General and administrative expenses for the six months ended June 30, 2008 were approximately $43,000 less when compared to the six months ended June 30, 2007. The decrease is primarily related to lower legal fees, consulting fees and insurance costs offset in part by higher management fees (as a portion of our management fee varies with our net income), property taxes and administrative labor costs.
General and Administrative — Prospective
As our operation has matured, we have started to perform more tasks in house where we previously relied on assistance from outside counsel including legal, accounting and consulting. We anticipate those types of general and administrative costs to continue to decrease for the remainder of 2008 as compared to 2007 as we work to decrease our legal, professional and consulting fees, but cannot be certain that these goals will be met due to our changing business climate. We anticipate property taxes to be higher the rest of 2008 as this year represents the first year of a five year phase out of our property tax exemption. The phase-out of the property tax exemption occurs ratably over the five year period. We also anticipate higher administrative labor costs as we have added one person to our staff during the second quarter of 2008.
Interest Expense
Three Months Ended June 30, 2008 and 2007
Our net interest expense for the three months ended June 30, 2008 and 2007 was approximately $(63,000) and $1 million, respectively. Our interest expense is made up of three components: interest expense on long-term debt, fluctuations in the market value of our interest rate swaps and amortization of deferred financing costs. Interest expense on long-term debt and amortization of deferred financing costs totaled approximately $1.1 million and $1.5 million for the three months ended June 30, 2008 and 2007, respectively. We recognized gains on the change in market value of our interest rate swaps of approximately $1.1 million and $472,000 for the three months ended June 30, 2008 and 2007, respectively. The decrease in interest expense on our long-term debt was primarily related to lower interest rates and a lower debt balance as we made $9 million in unscheduled principal payments on the Long-Term Revolving Note in an effort to better use our cash.
Six Months Ended June 30, 2008 and 2007
Our net interest expense for the six months ended June 30, 2008 and 2007 was approximately $2.4 million and $2.3 million, respectively. Our interest expense is made up of three components: interest expense on long-term debt, fluctuations in the market value of our interest rate swaps and amortization of deferred financing costs. Interest expense on long-term debt and amortization of deferred financing costs totaled approximately $2.3 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively. We recognized a loss on the change in market value of our interest rate swaps of approximately $100,000 and recognized a gain of approximately $385,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest expense on our long-term debt was primarily related to lower interest rates and a lower average debt balance as we made scheduled interest and principal payments and paid an additional $9 million in unscheduled principal payments on the Long-Term Revolving Note in an effort to better use our cash.
The interest rate used to calculate the value of our interest rate swaps trended higher during both the three months ended June 30, 2008 and 2007. Increasing rates will increase the market value of our interest rate swaps, which has a positive impact on our net income. If interest rates begin to trend lower, as they did during the last part of 2007 and the first three months of 2008, we would expect this to have a negative impact on our net income as the value of our interest rate swaps decrease.
Other Income (Expense), Net
We recognized other income of approximately $689,000 and $96,000 during the three months ended June 30, 2008 and 2007, respectively and we recognized other income of approximately $859,000 and $137,000 for the six months ended June 30, 2008 and 2007, respectively. For both the three and six month periods, the increase in other income is primarily due to the receipt of a North Dakota ethanol producer incentive payment of approximately $650,000 in April 2008. We also recognized higher interest income during the six months ended June 30, 2008. While we cannot yet accurately estimate the amount, we do anticipate receiving some additional

North Dakota ethanol producer incentive payments during the last half of 2008. We do not anticipate any significant interest income for the rest of 2008 as we anticipate using our excess cash to temporarily pay down some of our debt rather than earn interest in a money market account, as interest rates paid on interest bearing accounts have continued to decline with the Federal Reserve’s lowering of a key interest rate.
Liquidity and Capital Resources

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
Statement of Cash Flows	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cash flows provided by operating activities	$7,288,756	$3,895,749	$12,706,894	$3,882,238
Cash flows used in investing activities	(780,337)	(2,896,786)	(987,800)	(3,890,514)
Cash flows provided by (used in) financing activities	(12,290,135)	7,989,269	(13,171,074)	11,127,376

Cash Flows
Net income before depreciation and amortization is a significant contributor to cash flows from operating activities. The changes in cash flows from operating activities generally follow the results of operations as discussed in “Results of Operations for the Three and Six Months Ended June 30, 2008 as Compared to the Three and Six Months Ended June 30, 2007” and also are affected by changes in working capital. We anticipate being able to fund our operations and substantially all planned capital expenditures from our operating cash flows and existing lines of credit during 2008.
Three Months Ended June 30, 2008 and 2007
Operating activities
Cash flows provided by operating activities during the three months ended June 30, 2008 increased approximately $3.4 million from the comparable period, as a result of:
•	An increase in net income of approximately $2.4 million. See above discussion related to the results of operations for an explanation.

•	A net increase in cash flow of approximately $1 million from normal changes in working capital items, the value of our interest rate swaps and the value of our corn and ethanol hedge instruments.
Investing activities
Cash flows used in investing activities decreased by approximately $2.1 million during the three months ended June 30, 2008 as compared to 2007. The decrease was primarily related to capital expenditures made during the three months ended June 30, 2007 related to finalizing Plant construction whereas there was significantly less capital expenditure activity during the three months ended June 30, 2008. The decrease in capital expenditures was partially offset by cash used to purchase an investment in the amount of approximately $81,000 during the three months ended June 30, 2008.
Financing activities
Cash flows related to financing activities decreased approximately $20.3 million from the comparable period in 2007. The decrease is primarily related to a transition from the Company issuing debt related to plant construction during the three months ended June 30, 2007 to the Company making scheduled note payments in 2008. The Company was still issuing construction related debt during the three months ended June 30, 2007 and started to repay that debt at the beginning of 2008. We also made unscheduled principal payments of approximately $9 million on the Long-Term Revolving Note as a way to reduce our interest expense and more effectively use our cash.
Six Months Ended June 30, 2008 and 2007
Operating activities
Cash flows provided by operating activities during the six months ended June 30, 2008 increased approximately $8.8 million from the comparable period, as a result of:

•	An increase in net income of approximately $3.4 million. See above discussion related to the results of operations for an explanation.

•	A net increase in cash flow of approximately $5.4 million from normal changes in working capital items, the value of our interest rate swaps and the value of our corn and ethanol hedge instruments. When compared to 2007 a portion of the working capital change was also due to the Plant becoming operational during January of 2007 when there was significant cash outflows to build inventories and receivables. The working capital changes occurring during the six months ended June 30, 2008 were the result of normal Plant operations.
Investing activities
Cash flows used in investing activities decreased by approximately $2.9 million during the six months ended June 30, 2008 as compared to 2007. The decrease was primarily related to capital expenditures made during the six months ended June 30, 2007 related to finalizing Plant construction whereas there was significantly less capital expenditure activity during the six months ended June 30, 2008. The decrease in capital expenditures was partially offset by cash used to purchase an investment in the amount of approximately $274,000 during the six months ended June 30, 2008.
Financing activities
Cash flows related to financing activities decreased approximately $24.3 million from the comparable period in 2007. The decrease is primarily related to a transition from the Company issuing debt related to Plant construction during the six months ended June 30, 2007 to the Company making scheduled note payments in 2008. The Company was still issuing construction related debt during the six months ended June 30, 2007 and started to repay that debt at the beginning of 2008. We also made unscheduled principal payments of approximately $9 million on the Long-Term Revolving Note as a way to reduce our interest expense and more effectively use our cash.
Capital Expenditures
We anticipate capital expenditures to be approximately $2.2 million during 2008. Based on progress billings and work completed to date, our coal transloading facility project is approximately 60% complete as of June 30, 2008. We have incurred approximately $1 million of cost under the terms of the $1.75 million contract we have in place for construction of the facility. Of this amount, we have paid approximately $500,000 as of June 30, 2008. We anticipate this project to be complete and operational in late August or early September of 2008. This project represents our major capital expenditure for the year with the total cost of the project anticipated to be approximately $2 million including amounts due under contract as well as various other work that will be completed as part of the project. We have several smaller capital purchases that we expect to occur during 2008. We anticipate being able to fund substantially all capital expenditures planned for 2008 from operating cash flows and our existing lines of credit.
Capital Resources
Short-term Debt Sources
We are in the process of renewing our line of credit with First National Bank of Omaha (the “Bank”). We had a revolving promissory note of up to $3,500,000 with the Bank that expired July 5, 2008. We anticipate having a new line of credit in place by the end of August 2008 with substantially the same terms as our current line of credit. Interest is payable quarterly and charged on all borrowings at a rate of 3.25% over LIBOR, which totaled 5.71% at July 14, 2008. We have no outstanding borrowings on the revolving promissory note as of June 30, 2008 and December 31, 2007.
Long-Term Debt Sources
We had four long-term notes with the Bank (collectively the “Term Notes”) in place as of June 30, 2008. The loan agreements are secured by substantially all of our assets. Three of the notes were established in conjunction with the termination of the original construction loan agreement (the “Construction Loan”) on April 16, 2007. The fourth note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when we entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The Construction Loan requires us to maintain certain financial ratios and meet certain non-financial covenants. Each note has specific interest rates and terms as described below.

Fixed Rate Note
The fixed rate note (the “Fixed Rate Note”) had a balance of $25.7 million outstanding at June 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of July 14, 2008, the rate was 5.79063%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
Variable Rate Note
During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the fourth amendment to the loan agreement. The Variable Rate Note had a balance of $4.1 million at June 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.25% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of July 14, 2008, the rate was 6.04063%. Principal payments are made quarterly according to the terms of the Construction Loan as amended by the fourth amendment to the Construction Loan. The amendment calls for quarterly payments of $634,700 applied first to interest on the long-term revolving note (the “Long-Term Revolving Note”), next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note. Based on the interest rate noted above and the current balance of the Long-Term Revolving Note, and absent unforeseen significant increases in the rate or additional borrowings on the Long-Term Revolving Note, we estimate that the remaining Variable Rate Note will be paid off in January 2010. We anticipate the principal payments to be approximately $620,000 per quarter with a final payment of approximately $601,000 in January 2010.
Long-Term Revolving Note
The Long-Term Revolving Note had a balance of $1 million at June 30, 2008. The Company used excess cash to temporarily pay down $9 million of this note during the three months ended June 30, 2008. During July 2008, the Company borrowed $3 million of the available $9 million capacity on this note. Interest is charged at 3.25% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly. As of July 14, 2008, the rate was 5.71%.
December 2007 Fixed Rate Note
The December 2007 Fixed Rate Note was created by the fourth amendment to the Construction Loan as noted above. The December 2007 Fixed Rate Note had a balance of $9.5 million at June 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of July 14, 2008, the rate was 6.19063%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, beginning at approximately $183,000 and increasing to $242,000 per quarter, from January 2008 to January 2012, with a final principal payment of approximately $6.3 million at April 2012.
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
We recognized an unrealized gain related to these interest rate swaps of approximately $1.1 million and an unrealized loss of approximately $107,000 for the three and six months ended June 30, 2008, respectively. We recognized unrealized gains of $299,000 and $385,000 for the three and six months ended June 30, 2007, respectively. Net settlement payments of approximately $74,000 were recorded for the three and six months ended June 30, 2008, respectively and there were no net settlements recorded during both the three and six months ended June 30, 2007.
Letters of Credit
The Construction Loan provides for up to $1,000,000 in letters of credit with the Bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012. The Construction Loan requires us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, as of June 30, 2008, we have one outstanding letter of credit for $137,000 for capital expenditures for natural gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the Construction Loan, we entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8.04063% at July 14, 2008) and is due and payable subject to approval by the senior lender, the Bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of June 30, 2008, the outstanding amounts on these loans was $5,525,000.
Contractual Obligations and Commercial Commitments
We have the following contractual obligations as of June 30, 2008:

Contractual Obligations	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations	$56,865,275	$8,402,745	$14,636,572	$33,825,958	$—
Capital leases	139,186	61,701	76,846	639	—
Coal transloading facility	1,226,000	1,226,000
Operating lease obligations	2,145,555	489,660	979,320	676,575	—
Coal purchases	1,952,550	1,288,800	663,750	—	—
Water purchases	3,386,400	398,400	796,800	796,800	1,394,400

Grants
There has been no change in the repayment status of our grant from the North Dakota State Industrial Commission during the second quarter of 2008, and we have not received any grant proceeds during the first six months of 2008. We do anticipate receiving amounts under the terms of a grant from Job Service North Dakota related to employee training. The grant originally allowed for a total of $170,000 over a ten year period that began in September 2006. We have worked with the state to increase the amount of the grant and are now allowed to apply for $269,000 over the same ten year period. We anticipate receiving a portion of the funds from this grant in September 2008.
North Dakota Ethanol Incentive Program
Under the program, each fiscal quarter, eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum. The amount is capped at $1.6 million per plant per year up to a lifetime maximum of $10 million per plant. We received approximately $650,000 from this program in May 2008. The corn and ethanol prices used in the calculation for the three months ended June 30, 2008 were released in August 2008. Based on those prices, we anticipate that we will receive approximately $700,000 in August 2008. The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price average as calculated below:
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
Critical Accounting Estimates
Our most critical accounting policies, which are those that require significant judgment, include valuation of derivative instruments and inventory. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2008.
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

Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding our Long Term Revolving Note and Variable Rate Note which bear variable interest rates. Approximately $5.1 million of our outstanding long-term debt is at a variable rate as of June 30, 2008. In order to achieve a fixed interest rate on the Construction Loan and reduce our risk to fluctuating interest rates, we entered into an interest rate swap contract that effectively fixed the interest rate at 8.08% on approximately $25.7 million of the outstanding principal of the Construction Loan. We entered into a second interest rate swap in December 2007 and effectively fixed the interest rate at 7.695% on an additional $10 million of our outstanding long-term debt. The outstanding balance of this note was approximately $9.5 million at June 30, 2008. The interest rate swaps are not designated as either a cash flow or fair value hedge and accordingly, market value adjustments and net settlements are recorded in interest expense. We recognized an unrealized gain related to these interest rate swaps of approximately $1.1 million and an unrealized loss of approximately $107,000 for the three and six months ended June 30, 2008, respectively. We recognized unrealized gains of $299,000 and $385,000 for the three and six months ended June 30, 2007, respectively. Net settlement payments of approximately $74,000 were recorded for the three and six months ended June 30, 2008, respectively and there were no net settlements recorded during both the three and six months ended June 30, 2007.
Commodity Price Risk
We also expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol. We will seek to minimize the risks from fluctuations in the prices of corn through the use of hedging instruments. In practice, as markets move, we will actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions will accomplish an economic hedge against our future purchases, they likely will not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We intend to use fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. For example, our net hedge position had a market value of approximately $66,000 at June 30, 2008 which was made up of corn related derivative instruments with a value of approximately $2.6 million and ethanol related derivative instruments with a value of approximately ($2.6) million. We would generally expect that a 10% change in the cash price of corn and/or spot price of ethanol would produce an approximate $270,000 change in the fair value of our derivative instruments.
The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of June 30, 2008 and December 31, 2007, we had a net asset investment in corn and ethanol derivative instruments of $66,000 and $3.2 million, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.
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
We estimate that our expected corn usage will be approximately 18 — 20 million bushels per year for the production of 50 million gallons of ethanol. We intend to continue to contract with local farmers and elevators for price protection on a portion of our corn usage. As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2008 (the “Evaluation Date”), have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc. (“Fagen”), due to punch list items which are not complete as of August 14, 2008 and problems with the coal combustor. The punch list is an item that must be complete under the terms of the Design-Build Agreement in order for the Company to sign off on Final Completion and authorize payment of the $3.9 million. In addition to a number of other punch list items, the Design-Build Agreement specified that the coal combustor would operate on lignite coal; however, the coal combustor has not run consistently on lignite and the Company has suffered plant shut-downs as a result. The Company continues to work with Fagen and its subcontractors on these issues; however, there is no assurance that any potentially agreed upon solution would solve the problems for $3.9 million or less, if at all.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the Company’s members was held on Wednesday, May 21, 2008. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. Of the 40,173,973 issued and outstanding Membership Units available to vote, there were 23,896,624 Membership Units or approximately 59.48% of the issued and outstanding Membership Units represented in person or by proxy at the Annual Meeting. Matters voted upon and the results of the voting were as follows: (a) two board of governors seats and (b) ratification of the Audit Committee’s selection of Boulay, Heutmaker, Zibell & Co, PLLP as the Company’s independent auditors for the fiscal year ending December 31, 2008.
Cumulative voting became effective for all members when the intent to cumulatively vote units was expressed in a written request to the Company. Each member/proxy was entitled to give one nominee for governor a number of votes equal to the number of governor positions available (in this case, two) multiplied by the number of votes to which the member’s units were normally entitled. Each member/proxy could then distribute its aggregate number of votes among as many of the nominees for governor as that member/proxy desired. Withholding votes or voting against a nominee had no legal effect.
In addition to the two governor candidates nominated by the Company’s board of governors, one governor candidate was nominated from the floor. As the Company’s Chairman explained at the Annual Meeting and as was explained in our proxy statement, the Company classifies its board of governors in to groups with staggered terms. The governors elected at the 2008 Annual Meeting were elected for a term of three years.
The results of the election were as follows:

Number of Votes For
Ronald Aberle	21,148,000
Jody Hoff	13,951,731
The other members of the board of governors that will continue service are Tim Meuchel, Mike Appert, Roger Berglund, Bill Price and Frank Kirschenheiter.
By a vote of 22,057,959 units in favor, 660,000 units opposed, 451,358 units abstaining, and 0 units represented by broker nonvotes, the members ratified the Audit Committee’s selection of Boulay, Heutmaker, Zibell & Co., P.L.L.P. as the Company’s independent auditors for the fiscal year ending December 31, 2008.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See Exhibit Index following the signature page of this report.

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC
Date: August 14, 2008	By:	/s/ Mick J. Miller
Mick J. Miller
President and Chief Executive Officer

EXHIBIT INDEX
RED TRAIL ENERGY, LLC
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

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