Form 10-K/A
period 2007-12-31
RED TRAIL ENERGY, LLC
filed 2008-09-19
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
AMENDMENT 1

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

RED TRAIL ENERGY, LLC
EXPLANATORY NOTE TO ANNUAL REPORT ON FORM 10-K/A
Red Trail Energy, LLC (the “Company”) is filing this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007 (“Amendment” or “2007 Form 10-K/A Report”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was filed with the Securities and Exchange Commission (“SEC”) on April 11, 2008.
The Company received a comment letter from the SEC requesting certain items to be amended in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The amendments are all related to language that was inadvertently left out of Item 9A and Exhibit 31.1 and 31.2. These amendments have no impact on the financial statement or earnings as previously reported. This 2007 Form 10-K/A Report includes currently-dated certifications from our Chief Executive Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
This 2007 Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, or include or otherwise modify, the disclosure contained therein in any way except as expressly indicated above.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Form 10-K/A, including statements contained within “Item 1A — Risk Factors.”
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Form 10-K/A, including statements contained within Item 1A — “Risk Factors.”
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
In addition, information about us is available at our website at www.redtrailenergyllc.com. The contents of our website are not incorporated by reference in this Amendment No. 1 to Annual Report on Form 10-K/A.
Financial Information
Please refer to “ Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets. Our consolidated financial statements and supplementary data are included beginning at page F-1 of this Amendment No. 1 to Annual Report on Form 10-K/A.
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
Risks Relating to Our Business
We have a limited operating history and our business may not be as successful as we anticipate. We began our business in 2003 and commenced full production of ethanol at our Plant in January 2007. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors. Many of these factors are outside our control. As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance. In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the ethanol market, where supply and demand may change significantly in a short amount of time. Some of these risks relate to our potential inability to:
•	effectively manage our business and operations;

•	recruit and retain key personnel;

•	successfully maintain our low-cost structure as we expand the scale of our business;

•	manage rapid growth in personnel and operations;

•	develop new products that complement our existing business; and

•	successfully address the other risks described throughout this Amendment No. 1 to Annual Report.

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

ITEM 6. SELECTED FINANCIAL DATA.
The following tables set forth selected financial data of Red Trail for the periods indicated. The audited financial statements included in Item 8 of this Amendment No. 1 to Annual Report have been audited by our independent auditors, Boulay, Heutmaker, Zibell & Co., P.L.L.P.
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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Item 1A — Risk Factors ” and elsewhere in this Amendment No. 1 to Annual Report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.
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
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Amendment No.  1 to Annual Report.
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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. These rules refer to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that if files under the Exchange Act is recorded, processed, summarized and reported within required time periods. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, such controls and procedures were effective.
CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

/s/ Mick J. Miller Mick J. Miller	/s/ Mark E. Klimpel Mark E. Klimpel
President and Chief Executive Officer	Chief Financial Officer
ITEM 9B. OTHER INFORMATION
None.
PART III
Pursuant to General Instruction G (3), Part III, Items 10, 11, 12, 13, and 14 are incorporated by reference to an amendment to this Annual Report on Form 10-K or to a definitive proxy statement to be filed with the SEC within 120 days after the close of the fiscal year covered by this Amendment No.  1 to Annual Report on Form 10-K/A (December 31, 2007).
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
     The following exhibits and financial statements are file as part of, or are incorporated by reference into, this report:
     (1) Financial Statements
     An index to the financial statements included in this Report appears at page F-1. The financial statements appear beginning at page F-3 of this Amendment No.  1 to Annual Report.
     (2) Financial Statement Schedules
     All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits

3.1	Articles of Organization, as filed with the North Dakota Secretary of State on July 16, 2003. Filed as Exhibit 3.1 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

3.2	Operating Agreement of Red Trail Energy, LLC. Filed as exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

4.1	Membership Unit Certificate Specimen. Filed as Exhibit 4.1 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

4.2	Member Control Agreement of Red Trail Energy, LLC. Filed as exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.1	The Burlington Northern and Santa Fe Railway Company Lease of Land for Construction/ Rehabilitation of Track made as of May 12, 2003 by and between The Burlington Northern and Santa Fe Railway Company and Red Trail Energy, LLC. Filed as Exhibit 10.1 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

(3) Exhibits

10.2	Management Agreement made and entered into as of December 17, 2003 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC. Filed as Exhibit 10.2 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.3	Development Services Agreement entered into as of December 17, 2003 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC. Filed as Exhibit 10.3 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.4	The Burlington Northern and Santa Fe Railway Company Real Estate Purchase and Sale Agreement with Red Trail Energy, LLC, dated January 14, 2004. Filed as Exhibit 10.4 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.5	Grain Origination Contract effective April 1, 2004 between Red Trail Energy, LLC, and New Vision Coop. Filed as Exhibit 10.7 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.6	Warranty Deed made as of January 13, 2005 between Victor Tormaschy and Lucille Tormaschy, Husband and Wife, as Grantors, and Red Trail Energy, LLC, as Grantee. Filed as Exhibit 10.8 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.7	Warranty Deed made as of July 11, 2005 between Neal C. Messer and Bonnie M. Messer, Husband and Wife, as Grantors, and Red Trail Energy, LLC, as Grantee. Filed as Exhibit 10.9 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.8	Agreement for Electric Service made the 18th day of August, 2005, by and between West Plains Electric Cooperative, Inc. and Red Trail Energy, LLC. Filed as Exhibit 10.10 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.9+	Lump Sum Design-Build Agreement between Red Trail Energy, LLC, and Fagen, Inc. dated August 29, 2005. Filed as Exhibit 10.12 to the registrant’s registration statement on Form 10-12G/A-3 (000-52033) and incorporated by reference herein.

10.10	Railroad Construction, Design and Repair Contract made as of November 7, 2005, by and between R & R Contracting, Inc. and Red Trail Energy, LLC. Filed as Exhibit 10.13 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.11	Construction Loan Agreement dated as of the 16th day of December by and between Red Trail Energy, LLC, and First National Bank of Omaha. Filed as Exhibit 10.14 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.12	Construction Note for $55,211,740.00 dated December 16, 2005, between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank. Filed as Exhibit 10.15 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.13	International Swap Dealers Association, Inc. Master Agreement dated as of December 16, 2005, signed by First National Bank of Omaha and Red Trial Energy, LLC. Filed as Exhibit 10.18 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.14	Security Agreement and Deposit Account Control Agreement made December 16, 2005, by and among First National Bank of Omaha, Red Trail Energy, LLC, and Bank of North Dakota. Filed as Exhibit 10.19 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.15	Security Agreement given as of December 16, 2005, by Red Trail Energy, LLC, to First National Bank of Omaha. Filed as Exhibit 10.20 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.16	Control Agreement Regarding Security Interest in Investment Property, made as of December 16, 2005, by and between First National Bank of Omaha, Red Trail Energy, LLC, and First National Capital Markets, Inc. Filed as Exhibit 10.21 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

(3) Exhibits

10.17	Loan Agreement between Greenway Consulting, LLC, and Red Trail Energy, LLC, dated February 26, 2006. Filed as Exhibit 10.22 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.18	Promissory Note for $1,525,000.00, dated February 28, 2006, given by Red Trail Energy, LLC, to Greenway Consulting, LLC. Filed as Exhibit 10.23 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.19	Loan Agreement between ICM Inc. and Red Trail Energy, LLC, dated February 28, 2006. Filed as Exhibit 10.24 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.20	Promissory Note for $3,000,000.00, dated February 28, 2006, given by Red Trail Energy, LLC, to ICM Inc. Filed as Exhibit 10.25 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.21	Loan Agreement between Fagen, Inc. and Red Trail Energy, LLC, dated February 28, 2006. Filed as Exhibit 10.26 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.22	Promissory Note for $1,000,000.00, dated February 28, 2006, given by Red Trail Energy, LLC, to Fagen, Inc. Filed as Exhibit 10.27 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.23	Southwest Pipeline Project Raw Water Service Contract, executed by Red Trail Energy, LLC, on March 8, 2006, by the Secretary of the North Dakota State Water Commission on March 31, 2006, and by the Chairman of the Southwest Water Authority on April 2, 2006. Filed as Exhibit 10.28 to the registrant’s registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.24	Contract dated April 26, 2006, by and between the North Dakota Industrial Commission and Red Trail Energy, LLC. Filed as Exhibit 10.29 to the registrant’s registration statement on Form 10-12G/A-2 (000-52033) and incorporated by reference herein.

10.25	Subordination Agreement, dated May 16, 2006, among the State of North Dakota, by and through its Industrial Commission, First National Bank and Red Trail Energy, LLC. Filed as Exhibit 10.30 to the registrant’s registration statement on Form 10-12G/A-2 (000-52033) and incorporated by reference herein.

10.26	Firm Gas Service Extension Agreement, dated June 7, 2006, by and between Montana-Dakota Utilities Co. and Red Trail Energy, LLC. Filed as Exhibit 10.31 to the registrant’s registration statement on Form 10-12G/A-2 (000-52033) and incorporated by reference herein.

10.27	First Amendment to Construction Loan Agreement dated August 16, 2006 by and between Red Trail Energy, LLC and First National Bank of Omaha. Filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (000-52033) and incorporated by reference herein.

10.28	Security Agreement and Deposit Account Control Agreement effective August 16, 2006 by and among First National Bank of Omaha and Red Trail Energy, LLC. Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.29	Equity Grant Agreement dated September 8, 2006 by and between Red Trail Energy, LLC and Mickey Miller. Filed as Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.30	Option to Purchase 200,000 Class A Membership Units of Red Trail Energy, LLC by Red Trail Energy, LLC from North Dakota Development Fund and Stark County dated December 11, 2006. Filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.31	Audit Committee Charter adopted April 9, 2007. Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.32	Senior Financial Officer Code of Conduct adopted March 28, 2007. Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

(3) Exhibits

10.33	Long Term Revolving Note for $10,000,000, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033) and incorporated by reference herein.

10.34	Variable Rate Note for $17,065,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033).

10.35	Fixed Rate Note for $27,605,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033) and incorporated by reference herein.

10.36	$3,500,000 Revolving Promissory Note given by the Company to First National Bank of Omaha dated July 18, 2007. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (000-52033) and incorporated by reference herein.

10.37	Second Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated July 18, 2007. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (000-52033) and incorporated by reference herein.

10.38	Third Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated November 15, 2007. Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.

10.39	Fourth Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated December 11, 2007. Filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.

10.40	Interest Rate Swap Agreement by and between the Company and First National Bank of Omaha dated December 11, 2007. Filed as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.

10.41	Member Ethanol Fuel Marketing agreement by and between Red Trail Energy, LLC and RPMG, Inc dated January 1, 2008. Filed as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.

10.42	Contribution Agreement by and between Red Trail Energy, LLC and Renewable Products Marketing Group, LLC dated January 1, 2008. Filed as Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.

10.43	Coal Sales Order by and between Red Trail Energy, LLC and Westmoreland Coal Sales Company dated December 5, 2007. Filed as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.

10.44	Distillers Grain Marketing Agreement by and between Red Trail Energy, LLC and CHS, Inc dated March 10, 2008. Filed as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2008	/s/ Mick J. Miller
Mick J. Miller
President and Chief Financial Officer (Principal Executive Officer)

Date: September 19, 2008	/s/ Mark E. Klimpel
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