Form 10-Q
period 2008-09-30
RED TRAIL ENERGY, LLC
filed 2008-11-14
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of November 14, 2008, the Company has outstanding 40,188,973 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. — Condensed Financial Statements
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	September 30, 2008
	(Unaudited)	December 31, 2007
ASSETS
Current Assets
Cash and equivalents	$10,409,198	$8,231,709
Accounts receivable	2,557,141	5,960,041
Corn and ethanol derivative instruments, at fair value	47,603	3,190,790
Inventory	6,166,520	8,297,356
Prepaid expenses	79,133	53,411

Total current assets	19,259,595	25,733,307

Property, Plant and Equipment
Land	351,280	300,602
Plant and equipment	80,262,010	78,139,237
Land Improvements	3,939,294	3,918,766
Buildings	5,312,995	5,312,995
Construction in progress	3,039	—

	89,868,618	87,671,600

Less accumulated depreciation	10,040,971	5,729,058

Net property and equipment	79,827,647	81,942,542

Other Assets
Debt issuance costs, net of amortization	617,637	768,405
Investment in RPMG	605,000	—
Patronage equity	116,296	—
Deposits	80,000	80,000

Total other Assets	1,418,933	848,405

Total Assets	$100,506,175	$108,524,254

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$5,319,831	$6,578,004
Accounts payable	6,187,667	6,682,330
Accrued expenses	2,066,204	2,502,936
Accrued loss on firm purchase commitments	3,140,000	—
Interest rate swap, at fair value	1,319,739	1,044,191

Total current liabilities	18,033,441	16,807,461

Other Liabilities
Contracts payable	275,000	275,000

Long-Term Debt	39,023,895	52,538,310

Commitments and Contingencies

Members’ Equity	43,173,839	38,903,483

Total Liabilities and Members’ Equity	$100,506,175	$108,524,254

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED
STATEMENTS OF OPERATIONS

	Quarter Ended	Quarter Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Ethanol, net of derivative fair value changes	$30,314,248	$24,327,857	$89,483,214	$68,673,065
Distillers grains	5,733,213	3,001,522	15,676,567	7,839,118

Total Revenue	36,047,461	27,329,379	105,159,781	76,512,183

Cost of Goods Sold
Cost of goods sold, net of derivative fair value changes and effects of firm purchase commitments	37,206,054	23,295,497	92,501,261	61,449,700
Depreciation	1,438,264	1,408,299	4,270,804	4,234,860

Total Cost of Goods Sold	38,644,318	24,703,796	96,772,065	65,684,560

Gross Margin (Deficit)	(2,596,857)	2,625,583	8,387,716	10,827,623

General and Administrative	666,866	568,223	2,332,795	2,297,129

Operating Income (Loss)	(3,263,723)	2,057,360	6,054,921	8,530,494

Interest Expense	1,116,343	2,087,460	3,493,487	4,220,487

Other income, net	835,179	262,979	1,693,922	298,860

Net Income (Loss)	$(3,544,887)	$232,879	$4,255,356	$4,608,867

Wtd Avg Units Outstanding — Basic	40,187,995	40,373,973	40,178,681	40,373,973

Net Income (Loss) Per Unit — Basic	$(0.09)	$0.01	$0.11	$0.11

Wtd Avg Units Outstanding — Diluted	40,187,995	40,413,973	40,223,681	40,413,973

Net Income (Loss) Per Unit — Diluted	$(0.09)	$0.01	$0.11	$0.11

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$4,255,356	$4,608,867
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	4,311,913	4,279,338
Amortization of debt financing costs	150,768	158,660
Change in fair value of derivative instruments	3,143,187	312,699
Change in fair value of interest rate swap	9,703	192,454
Equity-based compensation	15,000	15,000
Noncash patronage equity	(116,296)	—
Grant income applied to long-term debt	(59,874)	—
Unrealized loss on firm purchase commitments	3,140,000	—
Changes in assets and liabilities
Accounts receivable	3,402,900	(3,463,464)
Inventory	2,130,836	979,547
Prepaid expenses	(25,722)	(29,255)
Accounts payable	(975,575)	1,133,302
Accrued expenses	(436,732)	(53,248)
Cash settlements on interest rate swap	265,845	—

Net cash provided by operating activities	19,211,309	8,133,900
Cash Flows from Investing Activities
Investment in RPMG	(354,087)	—
Capital expenditures	(1,967,019)	(3,971,532)

Net cash used in investing activities	(2,321,106)	(3,971,532)
Cash Flows from Financing Activities
Debt repayments	(17,873,214)	(945,396)
Proceeds from long-term debt	3,160,500	11,154,049

Net cash provided by (used in) financing activities	(14,712,714)	10,208,653

Net Increase in Cash and Equivalents	2,177,489	14,371,021
Cash and Equivalents — Beginning of Period	8,231,709	421,722

Cash and Eqivalents — End of Period	$10,409,198	$14,792,743

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,252,713	$2,779,961

SUPPLEMENT DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Capital expenditures included in accounts payable	$230,000	$3,938,670

Investment in RPMG expenditures included in accounts payable	$250,913	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
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
Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for inventory and purchase commitments; and valuation of derivative instruments. Actual results could differ from those estimates.
Reclassifications
The presentation of certain items in the financial statements for the three and nine months ended September 30, 2007 has been changed to conform to the classifications used in 2008. These reclassifications had no effect on members’ equity, net income (loss) or operating cash flows as previously reported.
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

The Company is substantially dependent upon RPMG for the purchase, marketing and distribution of the Company’s ethanol. RPMG purchases 100% of the ethanol produced at the Plant, all of which is marketed and distributed to RPMG’s customers. Therefore, the Company is highly dependent on RPMG for the successful marketing of the Company’s ethanol. In the event that the Company’s relationship with RPMG is interrupted or terminated for any reason, the Company believes that another entity to market the ethanol could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol and adversely affect the Company’s business and operations. Amounts due from RPMG represent approximately 56% and 80% of the Company’s outstanding accounts receivable balance as of September 30, 2008 and December 31, 2007, respectively.
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
All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. As of September 30, 2008 and 2007, the Company had no allowance for doubtful accounts, as management has determined that all receivables are collectible.
Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, the customer has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.
Revenues are recorded net of any fees incurred under the terms of the Company’s agreements for the marketing and sale of ethanol and related products.
Debt Issuance Costs
Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Amortization expense for the three and nine months ended September 30, 2008 totaled approximately $50,000 and $151,000, respectively, and $52,000 and $159,000 for the three and nine months ended September 30, 2007, respectively. The amortization expense is included in interest expense.
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

Earnings (Loss) Per Unit
Earnings (Loss) per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. Diluted units outstanding include 60,000 and 40,000 units as of September 30, 2008 and 2007, respectively, for the vested equivalents of restricted member units issued to management. For the quarter ended September 30, 2008, these equivalent units are not included as their effects would be anti-dilutive.
Environmental Liabilities
The Company’s operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. No such liabilities have been identified as of September 30, 2008 and 2007.
Recently Issued Accounting Pronouncements
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
2. NATURE OF CURRENT OPERATIONS
Both the corn and ethanol markets have experienced significant decreases in price during the third quarter of 2008 as compared to the first six months of 2008. The decreases have occurred in conjunction with the decline in most other major commodities and world financial markets in response to the current global economic crisis. As part of its corn procurement strategy, the Company enters into contracts with local farmers and elevators in advance to ensure an adequate supply. The Company had approximately 4 million bushels under fixed price contracts as of September 30, 2008 at an average price of $5.82 per bushel. Approximately 10% of these bushels were economically hedged by fixed price ethanol sales, entered into by RPMG, at an average of $2.29 per gallon. During 2008, ethanol prices have tracked very closely with changes in corn prices. As corn prices move up or down, ethanol prices have moved up or down accordingly. As such, the Company benefited greatly during the first part of the year from having fixed price contracts for corn purchases that were under the market value at the time of delivery. As the price of corn rose to record levels during the first six months, ethanol prices also increased, with the result being higher gross margins for the Company during that time period. In the third quarter of 2008, the drop in corn prices has had the opposite effect on gross margins. Prices dropped very quickly in a short period of time and, at September 30, 2008, the Company’s average price for corn under fixed contracts was approximately $0.90 per bushel above the market value. Because these contracts are considered firm purchase commitments of inventory and inventory is valued at the lower of cost or market, the Company had to record a loss during the third quarter of 2008 of approximately $0.90 per bushel for fixed price corn contracts in place at September 30, 2008 that were not hedged by the fixed price ethanol sales. The amount of this loss was approximately $3.1 million and is included in cost of goods sold on the income statement.

During the fourth quarter of 2008, corn and ethanol prices have continued to decrease. Based on market prices as of November 11, 2008, the Company’s average price for corn under fixed contracts was approximately $1.90 per bushel above the market price, resulting in a further decline in the value of the Company’s firm purchase commitments for corn. Each $0.10 per bushel movement in corn price has an approximate $400,000 effect on the 4 million bushels of corn under fixed price contracts at September 30, 2008. We expect to take delivery of approximately 51% of the fixed price corn in November 2008, 35% in December 2008, and the remaining 14% during 2009.
At September 30, 2008, the Company had cash balances of approximately $10 million, $4.2 million of which has been segregated in conjunction with the final payment that was withheld from Fagen, Inc, the general contractor during plant construction. Taking this into account, the Company had cash available of approximately $6 million as of September 30, 2008. The Company also had the capacity to borrow approximately $9.6 million on its Long-Term Revolving Note and $3.5 million on its Short-Term Revolving Note. Based on current market conditions, and the potential losses outlined above, the Company believes these capital sources will provide enough liquidity to fund operations in to the first quarter of 2009 but that the Company may face liquidity issues during that time depending on its working capital needs. The Company has a somewhat limited capacity to raise additional capital and is currently exploring all options to gain additional liquidity.
The Company’s loan agreements, as described in Note 6, require the Company to maintain certain financial ratios and meet certain non-financial covenants. The Company was in compliance with all loan covenants as of September 30, 2008. The potential losses the Company may sustain during the fourth quarter of 2008 and first quarter of 2009, based on current market conditions, may affect the Company’s ability to maintain compliance with these covenants as early as December 31, 2008. The Company has been in contact with the First National Bank of Omaha (the “Bank”) regarding this situation.
3. CONCENTRATIONS
The Company currently buys all of its coal, an important component of its manufacturing process, from one supplier. Although there are a limited number of coal suppliers, management believes that other suppliers could provide coal on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could affect operating results adversely.
4. DERIVATIVE INSTRUMENTS
The Company has derivative instruments in the form of futures, call options, put options and swaps related to the purchase of corn and the sale of ethanol. The fair market value of the asset recorded for these derivative instruments totaled approximately $48,000 and $3.2 million as of September 30, 2008 and December 31, 2007, respectively. These derivative instruments are not designated as a cash flow or fair value hedge. Gains and losses based on the fair value change in derivative instruments related to corn are recorded in cost of goods sold. The Company recognized gains from derivative instruments related to corn of approximately $1.7 million and $6.8 million for the three and nine months ended September 30, 2008, respectively, and $26,000 and $673,000 for the three and nine months ended September 30, 2007, respectively. Gains and losses based on the fair value change in derivative instruments related to ethanol are recorded in revenue. The Company had not entered into any ethanol related derivatives prior to October 2007. The Company recognized gains from ethanol related derivatives of approximately $892,000 for the three months ended September 30, 2008 and losses from ethanol related derivatives of approximately $2.3 million for the nine months ended September 30, 2008.
The Company has derivative instruments in the form of interest rate swaps in an agreement associated with bank financing. Fair market value related to the interest rate swap liabilities totaled approximately $1.3 million and $1 million as of September 30, 2008 and December 31, 2007, respectively. Market value adjustments and net settlements related to these agreements are recorded as a gain or loss from non-designated hedging derivatives in interest expense. The Company recognized unrealized losses related to these interest rate swaps of approximately $169,000 and $276,000 for the three and nine months ended September 30, 2008, respectively. The Company recognized unrealized losses of $577,000 and $192,000 for the three and nine months ended September 30, 2007, respectively. The Company recorded net settlements of approximately $192,000 and $266,000 for the three and nine months ended September 30, 2008, respectively and $0 for both the three and nine months ended September 30, 2007. See Note 6 for a description of these agreements.

5. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of September 30, 2008 and December 31, 2007 were as follows:

Inventory balances at:	September 30, 2008	December 31, 2007
Raw materials, including corn, chemicals and supplies	$4,421,270	$5,576,077
Work in process	1,066,425	902,560
Finished goods, including ethanol and distillers grains	678,825	1,818,719

Total Inventory	$6,166,520	$8,297,356

6. BANK FINANCING
Long-term debt consists of the following:

As of	September 30, 2008	December 31, 2007
Notes under loan agreement payable to bank, see details below	$38,703,780	$53,437,367
Subordinated notes payable, see details below	5,525,000	5,525,000
Capital lease obligations (Note 8)	114,946	153,947

Total Long-Term Debt	44,343,726	59,116,314
Less amounts due within one year	5,319,831	6,578,004

Total Long-Term Debt Less Amounts Due Within One Year	$39,023,895	$52,538,310

The estimated maturities of long-term debt and capital lease obligations are as follows:

Estimated maturities for the twelve months ended September 30

2009	$5,319,831
2010	4,912,419
2011	3,404,498
2012	30,685,353
2013	21,625
Thereafter	—

Total	$44,343,726

In December 2005, the Company entered into a Credit Agreement with the Bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the Plant. The construction loan agreement (the “Construction Loan”) requires the Company to maintain certain financial ratios and meet certain non-financial covenants. The Company was in compliance with all loan covenants as of September 30, 2008. The Construction Loan is secured by substantially all of the assets of the Company and includes the terms as described below. The Company incurred interest expense of approximately $1.1 million and $3.5 million for the three and nine months ended September 30, 2008, respectively and $2.1 million and $4.2 million for the three and nine months ended September 30, 2007, respectively.
Construction Loan
The Company had four long-term notes (collectively the “Term Notes” or individually the “Term Note”) in place as of September 30, 2008. Three of the Term Notes were established in conjunction with the termination of the original Construction Loan on April 16, 2007. The fourth Term Note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when the Company entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The Construction Loan requires the Company to maintain certain financial ratios and meet certain non-financial covenants. Each Term Note has specific interest rates and terms as described below.
Fixed Rate Note
The fixed rate note (the “Fixed Rate Note”) had a balance outstanding of $25.2 million at September 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of September 30, 2008, the rate was 5.79063%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, generally beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.

Variable Rate Note
During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the fourth amendment to the loan agreement. The Variable Rate Note had a balance of approximately $3.6 million at September 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of September 30, 2008, the rate was 6.04063%. Principal payments are made quarterly according to the terms of the Construction Loan as amended by the fourth amendment to the Construction Loan. The amendment calls for quarterly payments of $634,700 applied first to interest on the long-term revolving note (“Long-Term Revolving Note”), next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note. Based on the interest rate noted above and the current balance of the Long-Term Revolving Note, the Company estimates that the remaining Variable Rate Note will be paid off in April 2010. The Company anticipates the principal payments to be approximately $628,000 per quarter with a final payment of approximately $30,000 in April 2010.
Long-Term Revolving Note
The Long-Term Revolving Note had a balance of $440,000 at September 30, 2008 due to the Company using excess cash to temporarily pay down $9.6 million of this note. Interest is charged at 3.25% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly. As of September 30, 2008, the rate was 5.73813%. The maturity date of this note is April 2012.
December 2007 Fixed Rate Note
The December 2007 Fixed Rate Note was created by the fourth amendment to the Construction Loan as noted above. As of September 30, 2008, the balance outstanding on this note was approximately $9.3 million. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of September 30, 2008, the rate was 6.19063%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, beginning at approximately $183,000 and increasing to $242,000 per quarter, from January 2008 to January 2012, with a final principal payment of approximately $6.3 million at April 2012.
All unpaid amounts on the four Term Notes are due and payable in April 2012.
Revolving Line of Credit
In July 2008, the Company renewed its $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through July 17, 2009. Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over the one-month LIBOR rate, which totaled 5.73813% at September 30, 2008. The Company had no outstanding borrowings at September 30, 2008 and December 31, 2007.
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
Letters of Credit
The Construction Loan provides for up to $1,000,000 in letters of credit with the Bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012. The Construction Loan requires the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, the Company has one outstanding letter of credit for capital expenditures for natural gas services with Montana-Dakota Utilities Co. The balance outstanding on this letter of credit was $137,000 as of September 30, 2008 and December 31, 2007, respectively.
Subordinated Debt
As part of the Construction Loan, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8.04063% at September 30, 2008) and is due and payable subject to approval by the senior lender, the bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. The balance outstanding on these loans was $5,525,000 as of September 30, 2008 and December 31, 2007, respectively.

7. FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted SFAS 157 as it applies to its financial instruments, and Statement of Financial Accounting Standard No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.
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
Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the three and nine months ended September 30, 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount as of	Fair Value as of	Fair Value Measurement Using
	September 30, 2008	September 30, 2008	Level 1	Level 2	Level 3
Money market funds	$5,917,016	$5,917,016	$5,917,016	$—	$—
Corn and ethanol related derivative instruments	$47,603	$47,603	$47,603	$—	$—
Interest rate swap liability	$1,319,739	$1,319,739	$—	$1,319,739	$—
We determine the fair value of the interest rate instruments shown in the table above by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves. The fair value of the corn and ethanol related derivative instruments and money market funds are based on quoted market prices in an active market.
8. LEASES
The Company leases equipment under operating and capital leases through 2013. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. The Company has a locomotive engine under operating lease and assumed an operating lease obligation on 55 covered hopper rail cars effective April 1, 2008. Rent expense for operating leases was approximately $122,000 and $214,000 for the three and nine months ended September 30, 2008, respectively and $8,000 and $23,000 for the three and nine months ended September 30, 2007, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

	September 30, 2008	December 31, 2007
Equipment	$216,745	$216,745
Accumulated amortization	40,321	23,296

Net equipment under capital lease	$176,424	$193,449

At September 30, 2008, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending September 30:

	Operating Leases	Capital Leases
2009	$489,660	$61,701
2010	489,660	59,505
2011	481,710	2,555
2012	423,310	—
2013	138,800	—

Total minimum lease commitments	$2,023,140	123,761

Less amount representing interest		8,815

Present value of minimum lease commitments included in the preceding long-term liabilities		$114,946

9. MEMBERS’ EQUITY
The Company has one class of membership units (“Class A Membership Units”) with each unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. There were 40,188,973 and 40,173,973 units outstanding as of September 30, 2008 and December 31, 2007, respectively.
10. EQUITY-BASED COMPENSATION
2006 Equity-Based Incentive Plan
During 2006, the Company implemented an equity-based incentive plan (the “Plan”) which provides for the issuance of restricted Class A Membership Units to the Company’s key management personnel, for the purpose of compensating services rendered. These units have vesting terms established by the Company at the time of each grant. Vesting terms of outstanding awards begin after three years of service and are fully vested after ten years of service which is the contractual term of the awards. The Company has exercised an option to repurchase 200,000 units in association with this Plan. The units will be held in treasury until the vesting requirements of the Plan have been met. Equity-based compensation expense was $5,000 and $15,000 for the three and nine months ended September 30, 2008, respectively, and $5,000 and $15,000 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, the total equity-based compensation expense related to nonvested awards not yet recognized was $140,000, which is expected to be recognized over a weighted average period of approximately 7.25 years.
11. COMMITMENTS AND CONTINGENCIES
Design-Build Agreement
The Company signed a design-build agreement (the “Design-Build Agreement”) with Fagen, Inc. (“Fagen”) in September 2005 to design and build the Plant at a total contract price of approximately $77 million. The Company has remaining payments under the Design-Build Agreement of approximately $3.9 million. This payment has been withheld pending satisfactory resolution of a punch list of items, including a major issue with the coal combustor experienced during start up. The Plant was originally designed to be able to run on lignite coal. During the first four months of operation, however, the Plant experienced numerous shut downs related to running on lignite coal. In April 2007, the Company switched to using powder river basin coal as its fuel source and has not experienced a single shut down related to coal quality. The Company continues to work with Fagen to find a solution to these issues. An amount approximately equal to the final payment has been set aside in a separate money market account. Any amounts remaining in this account after satisfactory resolution of this issue could be used to pay down the Company’s long-term debt, make necessary upgrades to its plant or be used for operations pending bank approval.
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
Coal Transloading Facility
The Company entered in to an agreement for the construction of a coal transloading facility. Under the terms of the agreement, the Company will pay approximately $1.75 million for construction of the facility which came online during September 2008. As of September 30, 2008 the Company had incurred the full $1.75 million of the commitment and the project was complete except for a small punch list of items expected to be completed in October 2008.
Firm Purchase Commitments for Corn
To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2008, the Company had various fixed and basis contracts for approximately 7 million bushels of corn. Of the 7 million bushels under contract, approximately 4 million bushels had a fixed price as of September 30, 2008. We anticipate taking delivery of the corn under fixed price contracts under the following time frame: approximately 51%, 35% and 14% during November 2008, December 2008 and 2009, respectively. Using the stated contract price for the fixed contracts and using market prices, as of September 30, 2008, to price the basis contracts the Company had commitments of approximately $36.7 million related to all 7 million bushels under contract.
12. RELATED-PARTY TRANSACTIONS
The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of DDGs and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, Greenway Consulting, LLC (“Greenway”) and RPMG. RPMG has been considered a related party since January 1, 2008 when the Company became a partial owner in RPMG. As such, the amounts below as of December 31, 2007 and for the three and nine months ended September 30, 2007 have been restated to include transactions with RPMG. The amounts previously reported, excluding RPMG, as of December 31, 2007 for accounts receivable and accounts payable were $293,468 and $1,471,479, respectively. Revenue, as previously reported, for the three and nine months ending September 30, 2007, was $283,045 and $1,560,074, respectively. The Company also has a note payable to Greenway, and pays Greenway for plant management and other consulting fees (recorded in general and administrative expense). The Chief Manager of Greenway is a member of the Company. Significant related party activity affecting consolidated financial statements are as follows:

	September 30, 2008	December 31, 2007
Balance Sheet
Accounts receivable	$1,768,080	$2,757,476
Accounts payable	1,075,898	2,088,561
Notes payable	1,525,000	1,525,000

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Statement of Operations
Revenues	$28,310,003	$23,050,828	$93,056,622	$68,672,965
Cost of goods sold	708,659	518,890	2,057,626	2,150,169
General and administrative	170,988	204,662	948,728	632,040

Inventory Purchases	$5,958,496	$1,039,632	$8,652,958	$3,183,489

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended September 30, 2008, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Forward-looking statements in this Quarterly Report include, but are not limited to, our expectations regarding future revenues and expenses, Plant downtime, capital expenditures, interest income, receipt of grant income, receipt of state incentive plan payments, increased ethanol prices and corn costs, hedging strategies, corn usage and ethanol production, general and administrative costs, expected savings from our coal transloading facility, our profit projections for the rest of 2008 and our ability to fund our operations and capital expenditures from cash flows and existing lines of credit. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties. Nonetheless, the Company’s expectations, beliefs or projections may not be achieved or accomplished. Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A — Risk Factors” of our Annual Report on Form 10-K as updated in Part II, Item 1A of this Quarterly Report.
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A — Risk Factors,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and include:
•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and DDGs;

•	Changes in Plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the Plant;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Costs of equipment;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Our ability to market and our reliance on third parties to market our products;

•	Our ability to distinguish ourselves from our current and future competition;

•	Changes to infrastructure, including:
•	expansion of rail capacity;

•	possible future use of ethanol dedicated pipelines for transportation;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol;

•	growth in service stations equipped to handle ethanol fuels; and

•	growth in the fleet of flexible fuel vehicles capable of using E85 fuel;
•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:
•	national, state or local energy policy;

•	federal ethanol tax incentives;

•	legislation mandating the use of ethanol or other oxygenate additives;

•	state and federal regulation restricting or banning the use of MTBE;

•	environmental laws and regulations, specifically carbon regulation, that apply to our plant operations and their enforcement; or

•	reduction or elimination of tariffs on foreign ethanol.
•	Increased competition in the ethanol and oil industries;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	The availability and adequacy of our cash flow to meet our requirements, including the repayment of debt and the observance of our loan covenants;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology;

•	Gains or losses from derivative activities, including hedging corn, ethanol and other commodities; and

•	Competition from alternative fuels and alternative fuel additives.
Summary
Red Trail Energy, LLC, a North Dakota limited liability company (the “Company,” “Red Trail,” or “we,” “our,” or “us”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).
Results of Operations
The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three and nine months ended September 30, 2008 and 2007.

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues
Ethanol, net of derivative fair value changes	$30,314,248	84.10%	$24,327,857	89.02%	$89,483,214	85.09%	$68,673,065	89.75%
Distillers grains	5,733,213	15.90%	3,001,522	10.98%	15,676,567	14.91%	7,839,118	10.25%

Total Revenue	36,047,461	100.00%	27,329,379	100.00%	105,159,781	100.00%	76,512,183	100.00%
Cost of Goods Sold
Cost of Goods Sold, net of derivative fair value changes and effects of firm purchase commitments	37,206,054	103.21%	23,295,497	85.24%	92,501,258	87.96%	61,449,700	80.31%
Depreciation	1,438,264	3.99%	1,408,299	5.15%	4,270,804	4.06%	4,234,860	5.53%

Total Cost of Goods Sold	38,644,318	107.20%	24,703,796	90.39%	96,772,062	92.02%	65,684,560	85.85%

Gross Margin (Deficit)	(2,596,857)	-7.20%	2,625,583	9.61%	8,387,719	7.98%	10,827,623	14.15%
General and Administrative	666,866	1.85%	568,223	2.08%	2,332,796	2.22%	2,297,129	3.00%

Operating Income (Loss)	(3,263,723)	-9.05%	2,057,360	7.53%	6,054,923	5.76%	8,530,494	11.15%
Interest Expense	1,116,343	3.10%	2,087,460	7.64%	3,493,487	3.32%	4,220,487	5.52%
Other Income, net	835,179	2.32%	262,979	0.96%	1,693,920	1.61%	298,860	0.39%

Net Income (Loss)	$(3,544,887)	-9.83%	$232,879	0.85%	$4,255,356	4.05%	$4,608,867	6.02%

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
Additional Data	September 30 , 2008	September 30 , 2007	September 30, 2008	September 30 , 2007
Ethanol sold (thousands of gallons)	13,392	13,685	41,515	36,297
Dried distillers grains sold (tons)	29,706	32,901	77,934	60,413
Modified distillers grains sold (tons)	23,067	16,629	87,330	73,659
Ethanol avg price/gallon (a)	$2.26	$1.78	$2.16	$1.89
Dried distillers grains avg price/ton	$139.25	$72.62	$136.65	$82.67
Modified distillers grains avg price/ton	$68.90	$36.75	$57.29	$36.55
Corn costs per bushel (a)	$5.89	$4.23	$4.93	$3.87

(a)	— shown net of hedging activity
Results of Operations for the Three and Nine Months Ended September 30, 2008 as Compared to the Three and Nine Months Ended September 30, 2007
Summary
We recognized a loss of approximately $3.5 million during the third quarter of 2008 compared to a net income of $232,000 during the third quarter of 2007. Year to date earnings as of September 30, 2008 were $4.3 million compared to $4.6 million for the nine months ended September 30, 2007. Excluding a loss on firm purchase commitments of $3.1 million recorded in the third quarter of 2008, we had a net loss of approximately $400,000 and net income of approximately $7.4 million for the three and nine months ended September 2008, respectively. Our margins declined in the third quarter of 2008 as ethanol prices decreased below the breakeven point in relation to our fixed price corn contracts.
Revenues
Three Months Ended September 30, 2008 and 2007
Revenues increased approximately $8.7 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Ethanol revenue increased approximately $6.0 million and distillers grains revenue increased approximately $2.7 million. The increase was primarily due to higher prices received for ethanol and distillers grains during 2008 along with a gain of approximately $892,000 related to our ethanol hedging activities during the three months ended September 30, 2008.

Ethanol revenue
Although we sold approximately 293,000 fewer gallons of ethanol during the three months ended September 30, 2008 as compared to 2007, we received an average net price that was $0.48 per gallon higher ($2.26 per gallon vs. $1.78 per gallon). Ethanol prices were approximately $2.80 per gallon at the beginning of July 2008 but have declined steadily since that time and were approximately $2.10 per gallon at the end of September. Gains and losses related to our hedging activities are recorded in revenue. We recognized gains of approximately $892,000 related to our ethanol hedging activities during the three months ended September 30, 2008. We did not engage in any ethanol hedging activity during the three months ended September 30, 2007. Excluding the effect of our ethanol hedging activities, our average price per gallon of ethanol sold was $2.20 during the three months ended September 30, 2008.
Distillers grains revenue
We sold approximately 3,200 fewer tons of dried distillers grains (“DDGS”) and 6,400 more tons of modified distillers grains (“DMWG”) during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The price we receive for distillers grains was significantly higher during the three months ended September 30, 2008 compared to 2007 as the prices generally follow the price of corn. Although the price of corn has declined from approximately $7.80 per bushel in early July 2008 to approximately $4.10 per bushel at September 30, 2008, these values are both well above the high of approximately $3.50 per bushel reached during the comparable period last year. The average DDGS price we received during the three months ended September 30, 2008 was approximately $66 per ton higher ($139 per ton vs. $73 per ton) than the same period last year while the average DMWG price was approximately $32 higher ($69 per ton vs. $37 per ton).
Nine Months Ended September 30, 2008 and 2007:
Revenues increased approximately $28.6 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase was primarily due to increased prices of both ethanol and distillers grains offset in part by losses of approximately $2.3 million related to our ethanol hedging activities. Ethanol and distillers grains revenue were approximately $20.8 million and $7.8 million higher, respectively. The plant also had higher sales volumes of both ethanol and distillers grains for the nine months ended September 30, 2008 as compared to 2007. In general, the volume increase in both products resulted from the Plant operating consistently at or above nameplate capacity for much of the first nine months of 2008. In contrast, the Plant experienced many start-up related issues in the first quarter of 2007 which did not allow the Plant to run on a consistent basis. The way the Plant operated during the first nine months of 2008 is consistent with how we anticipate the Plant to run long-term. Revenue was also impacted by the following items:
Ethanol revenue
We sold approximately 5.2 million more gallons of ethanol during the nine months ended September 30, 2008, as compared to 2007, at an average price that was $0.25 per gallon higher ($2.16 per gallon vs. $1.89 per gallon). Ethanol prices started to trend higher through the first six months of 2008 but have declined steadily during July through September and that trend has continued during the fourth quarter of 2008. Gains and losses related to ethanol hedging activities are recorded in revenue. We recognized losses of approximately $2.3 million related to our ethanol hedging activities during the first nine months of 2008. We did not have any ethanol hedging activity during the first nine months of 2007. Excluding the effect of our ethanol hedging activities, our average price per gallon of ethanol sold was $2.21.
Distillers grains revenue
We sold approximately 17,500 more tons of DDGS and 13,700 more tons of DMWG during the first nine months of 2008 as compared to 2007. The price we receive for distillers grains increased dramatically during the first nine months of 2008 compared to 2007 as the prices generally follow the price of corn, which trended higher through the first six months of 2008 but has steadily declined during July through September and in to the fourth quarter of 2008. The average DDGS price for the first nine months of 2008 was approximately $54 per ton higher than the average DDGS price for the first nine months of 2007 ($137 per ton vs. $83 per ton), while the average DMWG price was approximately $20 higher ($57 per ton vs. $37 per ton).

Revenues — Prospective Information
Ethanol revenue — because ethanol is a market driven commodity, ethanol prices are very hard to predict. Ethanol prices that were as high as $2.80 per gallon at the beginning of July 2008 have dropped to approximately $1.65 per gallon as of mid-October 2008. Based on recent trends, we anticipate the price of ethanol to follow the price of corn. However, this is only a prediction on our part based on the knowledge and resources we have available today. There is a great amount of uncertainty in the market place regarding if and when new ethanol production capacity currently under construction will come on-line, negative public perception of the ethanol industry, the current global economic crisis and its effect on commodity prices and the possible repeal and/or reduction of federal ethanol supports. Please see “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 for more information on these risk factors.
Distillers grains revenue — distillers grains are also a commodity which makes the price very hard to predict. The price of distillers grains, both DDGS and DMWG, follows the price of corn. During the second quarter 2008, we implemented a new pricing schedule that is indexed to the price of corn for sales of our DMWG product. Based on corn prices as of October 2008, we anticipate this new pricing schedule could decrease our average DMWG selling price approximately $15 — $20 per ton during the last three months of 2008 as compared to our average selling price of $69 per ton realized in the third quarter of 2008.
Cost of Sales
In general, key components of our cost of goods sold structure have increased for the three and nine months ended September 30, 2008. We have experienced higher corn costs as corn futures prices increased to record levels during 2008 and have subsequently dropped to levels comparable to mid-2007. We have also experienced higher costs for some of our chemicals and freight for many items delivered to the plant. We benefited greatly during the first six months of the year from our strategy of entering into fixed price contracts for corn with local farmers and elevators for delivery four to six months in advance of when the product would be needed. During January through June 2008, our average contracted corn price was well below the market price for corn as corn prices increased to record levels in June and July 2008. Because our plant is not located in an area where corn is typically grown, we use this strategy to ensure that we have an adequate supply of corn on hand. As of September 30, 2008, we had approximately 4 million bushels of corn under fixed price contracts at an average of $5.82 per bushel. Approximately 10% of the total bushels (400,000 bushels) were hedged by fixed price ethanol sales entered in to by our ethanol marketing company, at an average net price to us of $2.29 per gallon. Due to the significant decrease in corn prices experienced during the third quarter of 2008, Red Trail’s average price for corn under fixed contracts, as of September 30, 2008 was approximately $0.90 per bushel above the market price. Because these contracts are considered firm purchase commitments of inventory and inventory is valued at the lower of cost or market, we had to record an unrealized loss of approximately $3.1 million on the decrease in value of the contracts that were not hedged by the fixed price ethanol sales. This amount has been recorded in Cost of Sales on the statement of operations. This led to negative margins during the third quarter as the price of ethanol dropped along with the price of corn during this time period.
During the fourth quarter of 2008, corn and ethanol prices have continued to decrease. Based on market prices as of November 11, 2008, the Company’s average price for corn under fixed contracts was approximately $1.90 per bushel above the market price, resulting in a further decline of the value of the Company’s firm purchase commitments for corn. Each $0.10 per bushel movement in corn price has an approximate $400,000 effect on the 4 million bushels of corn under fixed price contracts at September 30, 2008. We expect to take delivery of approximately 51% of the fixed price corn in November 2008, 35% in December 2008, and the remaining 14% during 2009.
Three Months Ended September 30, 2008 and 2007
•	Corn costs — our corn costs per gallon, excluding hedging activities, were approximately $.77 per gallon higher (or approximately $2.00 per bushel) during the three months ended September 30, 2008 as compared to the same period for 2007 ($2.26 per gallon vs. $1.49 per gallon). This increase in corn cost more than offset the increase in revenue that occurred during the three months ended September 30, 2008. Including our corn hedging gains, our corn costs per gallon were $0.65 higher when compared to the same period as the previous year. We recognized gains from hedging activities during the three months ended September 30, 2008 and 2007 of approximately $1.7 million and $26,000, respectively.

•	Other cost of goods sold, excluding depreciation — our other cost of goods sold, the main components of which are energy and utilities, chemicals, and labor, for the three months ended September 30, 2008 and 2007 were $0.51 per gallon and $0.44 per gallon, respectively. The increase is primarily related to price increases for some of our major chemicals, increased coal transportation costs and higher repairs and maintenance expense due to our scheduled fall outage which occurred in September offset in part by lower denaturant usage and prices.
Nine Months Ended September 30, 2008 and 2007
•	Corn costs — our corn costs per gallon, excluding hedging activities, were approximately $0.51 per gallon higher (or $1.47 per bushel) during the nine months ended September 30, 2008 as compared to the same period for 2007 ($1.92 per gallon vs. $1.41 per gallon). This increase in corn cost more than offset the increase in revenue during this time period. This is a direct reflection of how corn costs have risen during the past year. Including our corn hedging gains, our corn costs per gallon were $0.36 higher when compared to the same period as the previous year, as we recognized gains from hedging activities during the nine months ended September 30, 2008 and 2007 of approximately $6.8 million and $673,000, respectively.

•	Other cost of goods sold, excluding depreciation — our other cost of goods sold, the main components of which are energy and utilities, chemicals, and labor, for the nine months ended September 30, 2008 and 2007 were $0.49 per gallon and $0.45 per gallon, respectively. The increase is primarily related to the price increases for some of our major chemicals, increased repair and maintenance expense and increased coal transportation costs.
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
Corn cost
Corn prices dropped significantly during the third quarter of 2008 from a high of approximately $7.80 per bushel at the beginning of July to approximately $4.90 per bushel at the end of September and have continued to drop through early November. Commodity markets in general are being impacted more by the current global economic crises than the traditional fundamental market forces that would typically drive prices. As mentioned above, using current market prices, we have fixed price contracts for corn through the end of 2008 at prices that are approximately $1.90 per bushel above the market. This has led to a further decline in the value of our firm purchase commitments and inventory for corn and, if corn prices do not increase to at least the same price as they were at September 30, 2008 we anticipate that we will recognize additional losses during the fourth quarter of 2008. If ethanol prices stay at current levels (approximately $1.65 per gallon), continue to decline or improve only modestly during the fourth quarter of 2008 we project that we will incur losses from operations the rest of the year. We are currently evaluating our strategies for procuring corn, as well as our hedging strategies, but we anticipate that we will continue to enter into fixed price and basis contracts with local farmers and elevators to buy corn, due to the location of our plant, as well as use corn derivative instruments to hedge a portion of our corn needs and, when possible, we anticipate that we will use ethanol derivative instruments to hedge a margin against our corn position.
Energy and chemical needs
While we do have contracts in place for our main energy inputs in an effort to mitigate future price increases for coal, water, electricity, natural gas and chemicals, we have still experienced some increases in chemicals as market supplies have tightened.
Coal cost
We have a two-year contract in place for our coal needs in an effort to mitigate potential price increases. We have also completed the construction of a coal transloading facility adjacent to our Plant site. We anticipate this facility will lower our costs by approximately $1,000,000 per year. The facility became operational in September and we anticipate starting to recognize cost savings from the facility in October 2008.

Chemical and Denaturant costs
We have recently experienced price increases in some of the chemicals we use in our production. We do not anticipate major price increases for chemicals during the last three months of 2008 but may see some additional smaller price increases similar to what we have experienced during the first nine months of 2008. Lower oil prices coupled with renegotiating the index used to determine the price we pay for denaturant helped lower our denaturant costs in the third quarter. We anticipate that our costs for denaturant will also be lower in the fourth quarter as compared to the same period for 2007.
General and Administrative
Three Months Ended September 30, 2008 and 2007
General and administrative costs for the three months ended September 30, 2008 were approximately the same as the three months ended September 30, 2007 ($667,000 vs. $674,000).
Nine Months Ended September 30, 2008 and 2007
General and administrative expenses for the nine months ended September 30, 2008 were approximately $36,000 higher when compared to the nine months ended September 30, 2007. The increase is primarily related to higher management fees (as a portion of our management fee varies with our net income), property taxes and administrative labor costs offset in part by lower legal fees, consulting fees and insurance costs.
General and Administrative — Prospective
As our operation has matured, we have started to perform more tasks in house where we previously relied on assistance from outside counsel including legal, accounting and consulting. We anticipate those types of general and administrative costs to continue to decrease for the remainder of 2008 as compared to 2007 as we work to decrease our legal, professional and consulting fees, but cannot be certain that these goals will be met due to our changing business climate. We anticipate property taxes to be higher the rest of 2008 as this year represents the first year of a five year phase out of our property tax exemption. The phase-out of the property tax exemption occurs ratably over the five year period. We also anticipate higher administrative labor costs as we added one person to our staff during the second quarter of 2008.
Interest Expense
Three Months Ended September 30, 2008 and 2007
Our net interest expense for the three months ended September 30, 2008 and 2007 was approximately $1.1 million and $2.1 million, respectively. Our interest expense is made up of three components: interest expense on long-term debt, fluctuations in the market value of our interest rate swaps and amortization of deferred financing costs. Interest expense on long-term debt and amortization of deferred financing costs totaled approximately $948,000 and $1.4 million for the three months ended September 30, 2008 and 2007, respectively. We recognized losses on the change in market value of our interest rate swaps of approximately $169,000 and $577,000 for the three months ended September 30, 2008 and 2007, respectively. In addition to lower recognized losses on our interest rate swap agreement, the decrease in interest expense on our long-term debt was primarily related to lower interest rates and a lower debt balance as we made $9 million in unscheduled principal payments on the Long-Term Revolving Note in an effort to better use our cash.
Nine Months Ended September 30, 2008 and 2007
Our net interest expense for the nine months ended September 30, 2008 and 2007 was approximately $3.5 million and $4.2 million, respectively. Interest expense on long-term debt and amortization of deferred financing costs totaled approximately $3.2 million and $4 million for the nine months ended September 30, 2008 and 2007, respectively. We recognized losses on the change in market value of our interest rate swaps of approximately $275,000 and $192,000 for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest expense on our long-term debt was primarily related to lower interest rates and a lower average debt balance as we made scheduled interest and principal payments and paid an additional $9 million in unscheduled principal payments on the Long-Term Revolving Note in an effort to better use our cash.
The interest rate used to calculate the value of our interest rate swaps trended lower during the three months ended September 30, 2008. Decreasing rates will decrease the market value of our interest rate swaps, which has a negative impact on our net income. If interest rates continue to trend lower, we would expect this to have a negative impact on our net income as the value of our interest rate swaps decrease.

Other Income (Expense), Net
We recognized other income of approximately $835,000 and $263,000 during the three months ended September 30, 2008 and 2007, respectively and we recognized other income of approximately $1.7 million and $300,000 for the nine months ended September 30, 2008 and 2007, respectively. For both the three and nine month periods, the increase in other income is primarily due to the receipt of North Dakota ethanol producer incentive payments during 2008. We received $722,000 in incentive payments from the state during the third quarter of 2008 and have received a total of approximately $1.4 million during 2008. We anticipate receiving funds from this program in the fourth quarter of 2008 but cannot accurately estimate the amount at this time. While we have earned approximately $200,000 in interest income during the first nine months of 2008, we do not anticipate any significant interest income for the rest of year as we anticipate using our excess cash to temporarily pay down some of our debt rather than earn interest in a money market account, as interest rates paid on interest bearing accounts have continued to decline.
Liquidity and Capital Resources

	For the three months	For the three months	For the nine months	For the nine months
	ended	ended	ended	ended
Statement of Cash Flows	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cash flows provided by operating activities	$6,504,415	$4,251,662	$19,211,309	$8,133,900
Cash flows used in investing activities	(1,333,305)	(81,018)	(2,321,106)	(3,971,532)
Cash flows provided by (used in) financing activities	(1,541,641)	(918,723)	(14,712,714)	10,208,653

Cash Flows
Net income before depreciation and amortization is a significant contributor to cash flows from operating activities. The changes in cash flows from operating activities generally follow the results of operations as discussed in “Results of Operations for the Three and Nine Months Ended September 30, 2008 as Compared to the Three and Nine Months Ended September 30, 2007” and also are affected by changes in working capital.
We anticipate being able to fund our operations and the final payment on our coal transloading facility from operating cash flows and existing lines of credit during 2008. We do not currently have any significant capital expenditures planned for the rest of this year. If market conditions worsen, we could approach the minimum amount of working capital needed to operate our business during the fourth quarter of 2008 or first quarter of 2009.
Because our current average price for corn under fixed price contracts is approximately $1.90 per bushel above the market price, we anticipate both losses from operations and additional unrealized losses related to our firm purchase commitments or inventory through the rest of 2008 if market conditions stay at current levels. It is our belief that the price of ethanol has become “linked” to the price of corn so as corn prices increase or decrease, we anticipate ethanol prices to follow. Corn and ethanol prices have fallen steadily throughout the third quarter resulting in an unfavorable position with our fixed price corn contracts. We anticipate processing all the fixed price corn under contract as of September 30, 2008 by the end of January 2009 and are evaluating all options while attempting to maintain liquidity until current market conditions improve. If conditions do not improve, we may not be able to fund operations or make our scheduled interest and principal payments from operating cash flows and our existing lines of credit in 2009. We have limited options for obtaining additional financing but are currently evaluating options to maintain our liquidity. Continuation of current market conditions may affect our ability to maintain compliance with certain of our loan covenants at the end of 2008 or during the first quarter of 2009.
Three Months Ended September 30, 2008 and 2007
Operating activities
Cash flows provided by operating activities during the three months ended September 30, 2008 increased approximately $2.3 million from the comparable period, primarily as a result of a net increase in cash flow of approximately $3.7 million from normal changes in working capital items offset in part by a decrease in the value of our interest rate swaps of approximately $600,000 and a decrease in net income, excluding the effects of the accrual of a $3.1 million unrealized (non-cash) loss on firm purchase commitments, of approximately $600,000.

Investing activities
Cash flows used in investing activities increased by approximately $1.3 million during the three months ended September 30, 2008 as compared to 2007. The increase was primarily related to capital expenditures for the construction of our coal transloading facility during the three months ended September 30, 2008.
Financing activities
Cash flows used in financing activities increased approximately $600,000 from the comparable period in 2007. The increase is primarily related to using excess cash to temporarily pay down our Long-Term Revolving Note during the three months ended September 30, 2008
Nine Months Ended September 30, 2008 and 2007
Operating activities
Cash flows provided by operating activities during the nine months ended September 30, 2008 increased approximately $11.1 million from the comparable period, as a result of:
•	A net increase in cash flow of approximately $8.3 million from normal changes in working capital items, the value of our interest rate swaps and the value of our corn and ethanol hedge instruments. When compared to the nine months ended September 30, 2007 a portion of the working capital change was also due to the Plant becoming operational during January of 2007 when there was significant cash outflows to build inventories and receivables. The working capital changes occurring during the nine months ended September 30, 2008 were the result of normal Plant operations.

•	An increase in net income, excluding the effects of the accrual of a $3.1 million unrealized (non-cash) loss on firm purchase commitments, of approximately $2.8 million.
Investing activities
Cash flows used in investing activities decreased by approximately $1.7 million during the nine months ended September 30, 2008 as compared to 2007. The decrease was primarily related to capital expenditures made during the nine months ended September 30, 2007 related to finalizing Plant construction whereas there was significantly less capital expenditure activity during the nine months ended September 30, 2008 with the only major project being our coal transloading facility. The decrease in capital expenditures was partially offset by cash used to purchase an investment in the amount of approximately $354,000 during the nine months ended September 30, 2008.
Financing activities
Cash flows related to financing activities decreased approximately $24.9 million from the comparable period in 2007. The decrease is primarily related to a transition from the Company issuing debt related to Plant construction during the nine months ended September 30, 2007 to the Company making scheduled note payments in 2008. The Company was still issuing construction related debt during the nine months ended September 30, 2007 and started to repay that debt at the beginning of 2008. We also made unscheduled principal payments of approximately $9.6 million on the Long-Term Revolving Note as a way to reduce our interest expense and more effectively use our cash.
Capital Expenditures
We have completed all major capital expenditures for the year. Our main capital project, the coal transloading facility, was placed in service during September 2008. We have incurred the full cost of the $1.75 million contract and received the final billing for the project in November 2008. As anticipated, we have been able to fund substantially all capital expenditures (approximately $2 million) planned for 2008 from operating cash flows and our existing lines of credit.
Capital Resources
We believe that, under current market conditions, our existing borrowing capacity will be sufficient for us to fund operations through December 2008 and into the first quarter of 2009 when we project that we will have processed the corn that we have under fixed price contracts as of September 30, 2008. Once we have processed the corn under fixed priced contracts, and based on current corn and ethanol prices, we anticipate that cash flows will stabilize after the first quarter of 2009 but that we may not have enough cash to operate without additional capital. At September 30, 2008 we had approximately $6 million of available cash along with borrowing capacity of approximately $9.6 million on our Long-Term Revolving Note and $3.5 million on our short-term line of credit. Although we show a cash balance of approximately $10 million on our balance sheet, we have set aside funds, in a separate money market account, that approximate the amount we have withheld from our general contractor related to a punch list of items yet to be completed related to plant construction (see “Item 1A Risk Factors” for additional information). Without improvement in market conditions, it will become more difficult to maintain our liquidity and we project that we could approach the minimum of working capital necessary to operate our business in the fourth quarter of 2008 or first quarter of 2009. Also, as our liquidity declines, we will have less available capital to employ risk management strategies. In light of this, we are exploring options to enhance our liquidity through additional borrowings and other possible means.
Short-term Debt Sources
We have renewed our $3.5 million line of credit with First National Bank of Omaha (the “Bank”). Interest is payable quarterly and charged on all borrowings at a rate of 3.25% over the one-month LIBOR rate, which totaled 7.71875% at October 16, 2008. We had no outstanding borrowings on the revolving promissory note as of September 30, 2008 and December 31, 2007.
Long-Term Debt Sources
We had four long-term notes with the Bank (collectively the “Term Notes”) in place as of September 30, 2008. The loan agreements are secured by substantially all of our assets. Three of the notes were established in conjunction with the termination of the original construction loan agreement (the “Construction Loan”) on April 16, 2007. The fourth note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when we entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The Construction Loan requires us to maintain certain financial ratios and meet certain non-financial covenants. Each note has specific interest rates and terms as described below.
Fixed Rate Note
The fixed rate note (the “Fixed Rate Note”) had a balance of $25.2 million outstanding at September 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of October 16, 2008, the rate was 7.635%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, beginning at approximately $470,000 and increasing to $653,000 per quarter, from April 2007 to January 2012, with a final principal payment of approximately $17,000,000 at April 2012.
Variable Rate Note
During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the fourth amendment to the loan agreement. The Variable Rate Note had a balance of $3.6 million at September 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.25% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of October 16, 2008, the rate was 7.885%. Principal payments are made quarterly according to the terms of the Construction Loan as amended by the fourth amendment to the Construction Loan. The amendment calls for quarterly payments of $634,700 applied first to interest on the long-term revolving note (the “Long-Term Revolving Note”), next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note. Based on the interest rate noted above and the current balance of the Long-Term Revolving Note, and absent unforeseen significant increases in the rate or additional borrowings on the Long-Term Revolving Note, we estimate that the remaining Variable Rate Note will be paid off in January 2010. We anticipate the principal payments to be approximately $620,000 per quarter with a final payment of approximately $30,000 in April 2010.
Long-Term Revolving Note
The Long-Term Revolving Note had a balance of $440,000 at September 30, 2008. The Company used excess cash to temporarily pay down $9.6 million of this note. Interest is charged at 3.25% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly. As of October 16, 2008, the rate was 7.71875%.

December 2007 Fixed Rate Note
The December 2007 Fixed Rate Note was created by the fourth amendment to the Construction Loan as noted above. The December 2007 Fixed Rate Note had a balance of $9.3 million at September 30, 2008. Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate. The interest rate is reset on a quarterly basis. As of October 16, 2008, the rate was 8.035%. Principal payments are to be made quarterly according to repayment terms of the Construction Loan, beginning at approximately $183,000 and increasing to $242,000 per quarter, from January 2008 to January 2012, with a final principal payment of approximately $6.3 million at April 2012.
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
As of September 30, 2008, we are in compliance with all of the covenants related to these loan agreements.
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
We recognized unrealized losses related to these interest rate swaps of approximately $169,000 and $276,000 for the three and nine months ended September 30, 2008, respectively. We recognized unrealized losses of $577,000 and $192,000 for the three and nine months ended September 30, 2007, respectively. Net settlement payments of approximately $192,000 and $266,000 were recorded for the three and nine months ended September 30, 2008, respectively and there were no net settlements recorded during both the three and nine months ended September 30, 2007.
Letters of Credit
The Construction Loan provides for up to $1,000,000 in letters of credit with the Bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012. The Construction Loan requires us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, as of September 30, 2008, we have one outstanding letter of credit for $137,000 for capital expenditures for natural gas services with Montana-Dakota Utilities Co.
Subordinated Debt
As part of the Construction Loan, we entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 9.885% at October 16, 2008) and is due and payable subject to approval by the senior lender, the Bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of September 30, 2008, the outstanding amount on these loans was $5,525,000.

Contractual Obligations and Commercial Commitments
We have the following contractual obligations as of September 30, 2008:

Contractual Obligations	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *	$54,438,638	$8,433,551	$13,123,699	$32,881,388	$—
Capital leases	123,761	61,702	62,059	—	—
Coal transloading facility	231,000	231,000	—	—	—
Operating lease obligations	2,023,140	489,660	971,370	562,110	—
Corn Purchases **	36,700,000	36,700,000	—	—	—
Coal purchases	1,620,675	1,288,800	331,875	—	—
Water purchases	3,286,800	398,400	796,800	796,800	1,294,800

Total	$98,424,014	$47,603,113	$15,285,803	$34,240,298	$1,294,800

*	— Amounts determined assuming current interest rates as disclosed above in the “Long-Term Debt Sources” section for the Long-Term Revolving Note and Variable Rate Note. Used the rates fixed in the interest rate swap agreements (see “Interest Rate Swap Agreements” section above) for the Fixed Rate Note and December 2007 Fixed Rate Note, respectively which should account for possible net cash settlements on the interest rate swaps. Also assumed permanent repayment of $9.6 million in unscheduled principal payments applied to the Long-Term Revolving Note as we cannot accurately anticipate when these funds will be needed although we believe we will need them in the future to fund operations based on current market conditions. If we do need to issue these funds for operations, our long-term debt obligations will increase accordingly with interest computed at the rates stated above.
**	— Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2008 for basis contracts that had not yet been fixed.
Grants
There has been no change in the repayment status of our grant from the North Dakota State Industrial Commission during the third quarter of 2008. In September 2008, we received approximately $59,000 in the form of a payment on our Long-Term Revolving Note under the terms of a grant from Job Service North Dakota related to employee training. The grant originally allowed for a total of $170,000 over a ten year period that began in September 2006. We have worked with the state to increase the amount of the grant and are now allowed to apply for $269,000 over the same ten year period. We anticipate continuing to receive quarterly amounts of approximately $9,000 on this grant up to the maximum allowed of $269,000.
North Dakota Ethanol Incentive Program
Under the program, each fiscal quarter, eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum. The amount is capped at $1.6 million per plant per year up to a lifetime maximum of $10 million per plant. We received approximately $722,000 from this program in September 2008 and have received approximately $1.4 million during the nine months ended September 30, 2008. We anticipate receiving funds during the fourth quarter of 2008 but, at this time, cannot accurately estimate the amount. The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price average as calculated below:
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
Critical Accounting Estimates
Our most critical accounting policies, which are those that require significant judgment, include the carrying amount of property, plant and equipment; valuation allowances for inventory and purchase commitments of inventory; and valuation of derivative instruments. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in “Footnote 2 — Nature of Current Operations” in the “Notes to Condensed Financial Statements as of September 30, 2008 and December 31, 2007.” Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles. There have been no changes in the policies for our accounting estimates for the quarter ended September 30, 2008.
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
Commodity Price Risk
We also expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol. We may seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of hedging instruments and adjust our hedging strategies as appropriate. Although we believe our hedge positions will accomplish an economic hedge against our future purchases, they likely will not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We intend to use fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of sales. For example, our net hedge position had a market value of approximately $47,000 at September 30, 2008 which was made up of corn related derivative instruments with a value of approximately $1.9 million and ethanol related derivative instruments with a value of approximately ($1.9) million. We would generally expect that a 10% change in the cash price of corn and/or spot price of ethanol would produce an approximate $190,000 change in the fair value of our derivative instruments.

Due to the location of our plant, we also enter into fixed price and basis contracts with local farmers and elevators to ensure an adequate supply of corn. As of September 30, 2008 we had approximately 7 million bushels of corn contracted using various fixed price and basis contracts. Of this total, approximately 4 million bushels of corn were under fixed price contracts at an average price of $5.82. We would expect that a $0.10 change in the price of corn would have an approximate $400,000 effect on the bushels under fixed price contracts.
The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of September, 2008 and December 31, 2007, we had a net asset investment in corn and ethanol derivative instruments of $47,000 and $3.2 million, respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.
To manage our corn price risk, our hedging strategy is designed to establish a price ceiling for our corn purchases. We intend to take a net long position on our exchange traded futures and options contracts, which should allow us to offset increases or decreases in the market price of corn. The upper limit of loss on our futures contracts will be the difference between the futures price and the cash market price of corn at the time of the execution of the contract. The upper limit of loss on our over-the-counter option contracts will be limited to the amount of the premium we paid for the option.
We estimate that our expected corn usage will be approximately 18 — 20 million bushels per year for the production of 50 million gallons of ethanol. We intend to continue to contract with local farmers and elevators for price protection on a portion of our corn usage. As corn prices change in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments and firm purchase commitments. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth.
We intend to manage our ethanol price risk by setting a hedging strategy designed to establish a price floor for our ethanol sales. At present, the price of ethanol has decreased and we may not be able to sell ethanol at a favorable price relative to gasoline prices. We also may not be able to sell ethanol at prices equal to or more than our current price. This would limit our ability to offset our costs of production.
To manage our ethanol price risk, RPMG may have a percentage of our future production gallons contracted through fixed price contracts, ethanol rack contracts and gas plus contracts. We may also choose to hedge some of our ethanol production in addition to gallons hedged by RPMG. We communicate closely with RPMG to ensure we are not over marketing our ethanol volume. As ethanol prices change in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. Recent trends have shown that ethanol prices are moving in close correlation with corn prices. As corn prices have increased or decreased so have ethanol prices. This trend is supported by the capacity utilization of ethanol. As additional ethanol production capacity has become available over the past twelve months, the capacity to transport and blend ethanol has not grown at the same pace. Until balance between ethanol capacity and utilization is achieved, we anticipate that operating margins will be approximately breakeven. This may limit the strategies available to us to manage our risk related to corn and ethanol prices. In the future, we may find that opportunities exist to manage our ethanol price risk when our contracted price for corn is below market prices. If this situation arises, we may take a net short position in exchange traded futures and/or options contracts in an effort to offset and manage our risk from a decrease in the market price of ethanol in relation to our average contracted corn price.
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

Interest Rate Risk
We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding our Long Term Revolving Note and Variable Rate Note which bear variable interest rates. Approximately $4 million of our outstanding long-term debt is at a variable rate as of September 30, 2008. In order to achieve a fixed interest rate on the Construction Loan and reduce our risk to fluctuating interest rates, we entered into an interest rate swap contract that effectively fixed the interest rate at 8.08% on approximately $25.1 million of the outstanding principal of the Construction Loan. We entered into a second interest rate swap in December 2007 and effectively fixed the interest rate at 7.695% on an additional $10 million of our outstanding long-term debt. The outstanding balance of this note was approximately $9.3 million at September 30, 2008. The interest rate swaps are not designated as either a cash flow or fair value hedge and accordingly, market value adjustments and net settlements are recorded in interest expense.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2008, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal controls over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected or will be detected.
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2007. “Risk Factors” are conditions that may cause investment in our Company to be speculative or risky. In light of developments during our second and third quarters, we have decided to update our Risk Factors as set forth below. Other than these updates, we are not currently aware of factors other than those set forth in our Annual Report on Form 10-K that would have a foreseeable effect on the level of risk associated with investment in our Company; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.
The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc., related to the coal combustor.
The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc. (“Fagen”), due to punch list items which are not complete as of November 14, 2008 and problems with the coal combustor. The punch list is an item that must be complete under the terms of the Design-Build Agreement in order for the Company to sign off on Final Completion and authorize payment of the $3.9 million. In addition to a number of other punch list items, the Design-Build Agreement specified that the coal combustor would operate on lignite coal; however, the coal combustor has not run consistently on lignite and the Company has suffered plant shut-downs as a result. The Company continues to work with Fagen and its subcontractors on these issues; however, there is no assurance that any potentially agreed upon solution would solve the problems for $3.9 million or less, if at all. There is also no assurance that Fagen and its subcontractors will agree on any solution or even agree that the problem is their responsibility to correct. If Fagen disputes the withholding of the $3.9 million and demands payment, the Company may be forced to pay the $3.9 million and there would be no assurance that the punch list items would be completed or that the coal combustor would be able to use lignite coal.
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
Our average contracted price of corn for the rest of 2008 and January 2009 is approximately $1.90 higher than market prices as of November 11, 2008. Due to the location of our plant, we procure corn in advance to ensure an adequate supply. The global economic crisis has caused commodities in general, and most pertinent to us, corn and ethanol prices, to fall below levels that most industry experts believe current fundamentals would support. The net result of these circumstances is that we project the plant will lose money during the rest of 2008 and the first quarter of 2009. Unless market conditions improve, we may not be able to fund operations from our operating cash flow and existing lines of credit in 2009. If market conditions worsen (i.e. if ethanol and corn prices further decline), our working capital position could decline to the minimum level needed to sustain operations by the end of 2008. We are evaluating many scenarios, including temporarily shutting down the plant or operating the plant at a reduced rate until market conditions improve and looking for alternative sources of funding. Plant shutdown scenarios are not particularly attractive as we are obligated to pay for the corn that we have contracted which would further exacerbate our losses and use of cash.

If current market conditions do not improve we may be in violation of our loan covenants. We are required by our bank to maintain certain financial ratios, minimum net worth, and working capital. It is possible that, if market conditions do not improve we may not be able to maintain the required financial ratios, minimum net worth and working capital requirements per our loan agreement. If this were to occur, we would be in default which would give the Bank certain rights, including but not limited to declaring all the debt owed to the Bank immediately due and payable, and taking possession of all our assets, including any contract rights. The Bank could then sell all of our assets or business and apply any proceeds to repay their loans. We would continue to be liable to repay any loan amounts still outstanding.
The global financial crisis may have impacts on our business and financial condition that we currently cannot predict. The continued credit crisis and related instability in the global financial system has had, and may continue to have, an impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions. The credit crisis could have an impact on the lenders under our credit facilities, on our customers or on the counterparties to our derivative contracts, causing them to fail to meet their obligations to us.
Our level of indebtedness may adversely affect our ability to react to changes in our business, and we may be limited in our ability to refinance our existing debt or use debt to fund future capital needs. We have a substantial amount of indebtedness. As a result of our substantial debt, demands on our cash resources are higher than they otherwise would be which could negatively impact our business, results of operations and financial condition. As a result of our substantial indebtedness: We may be more vulnerable to general adverse economic and industry conditions. We may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general operating requirements. We will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to manage our corn and ethanol price risk, fund operations or make capital expenditures. We may have a competitive disadvantage relative to other companies in our industry with less debt. In early 2007, a crisis began in the sub prime mortgage sector, as a result of rising delinquencies and credit quality deterioration, and has subsequently spread throughout the credit market. There can be no assurances that this credit crisis will not worsen or impact our availability and cost of debt financing including with respect to any refinancings.
Ethanol prices may be impacted by wholesale gasoline prices through the economics of discretionary blending. Lower wholesale gasoline prices tend to discourage discretionary blending which could lead to an imbalance in the capacity utilization of ethanol leading to lower ethanol prices. Through the first six months of 2008, wholesale ethanol prices were lower than wholesale gasoline prices which provided an economic incentive for companies to blend ethanol into gasoline and increased overall demand for ethanol. Since July 2008, the price of ethanol has steadily increased in relation to wholesale gasoline as oil prices have decreased as a result of the global economic crisis which, in turn, has decreased world demand for oil and gasoline. As of early November 2008, the price of ethanol was higher than the price of wholesale gasoline, in some areas, by an amount per gallon greater than the $0.51 tax credit (changing to $0.45 per gallon January 1, 2009) available to blenders for blending ethanol. This reduces the economic incentive for the discretionary blending of ethanol, which may decrease overall demand. If the price of gasoline and petroleum continues to decline, we believe that the price of ethanol may be adversely affected. Fluctuations in the market price of ethanol may cause our profitability to fluctuate significantly.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION

(a) Amendment to Operating Agreement
As previously disclosed on a Current Report on Form 8-K, filed with the SEC on August 6, 2008, the Board of Governors approved an amendment and restatement of its Operating Agreement (the “Restated Operating Agreement”), revising, among other things, the advance notice provisions therein. As a result of these revisions, in order for a proponent to nominate a governor or submit other business at the Company’s 2009 Annual Member Meeting, the proponent must comply with the new advance notice provisions set forth in Sections 1.14 and 1.15 of the Restated Operating Agreement, including without limitation, providing written notice of such nomination and other business to the Company not less than sixty (60) days nor more than ninety (90) days prior to the first anniversary of the preceding year’s annual meeting of members. For the 2009 Annual Member Meeting requests would need to be received between February 20, 2009 and March 22, 2009. If the notice is received before February 20, 2009, or after March 22, 2009, it will be considered untimely and the Company will not be required to present the proposal for voting or consider the nominee for election at the Company’s 2009 Annual Meeting of Stockholders. Proponents wishing to include a stockholder proposal in the Company’s 2009 proxy materials are required to comply with Rule 14a-8 of the Exchange Act.
(b) Employment Agreement
As previously disclosed on a Current Report on Form 8-K, filed with the SEC on August 13, 2008, the Company entered in to an employment agreement with its Chief Financial Officer, Mark Klimpel. The term of the contract is five (5) years and will continue after that period unless terminated with written notice by either party.
ITEM 6. EXHIBITS
See Exhibit Index following the signature page of this report.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC
Date: November 14, 2008	By:	/s/ Mick J. Miller
Mick J. Miller
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ Mark E. Klimpel
Mark E. Klimpel
Chief Financial Officer

EXHIBIT INDEX
RED TRAIL ENERGY, LLC
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

10.1*	$3,500,000 Revolving Promissory Note given by the Company to First National Bank of Omaha dated July 19, 2008.

10.2*	Fifth Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated July 19, 2008.

10.3	Amended and Restated Operating Agreement of Red Trail Energy, LLC. Filed as exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008 (000-52033) and incorporated by reference herein.

10.4	Employment Agreement dated August 8, 2008 by and between Red Trail Energy, LLC and Mark Klimpel. Filed as exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2008 (000-52033) and incorporated by reference herein.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.