Form 10-Q
period 2009-03-31
RED TRAIL ENERGY, LLC
filed 2009-05-15
CIK 1359687

ti
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filter. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

As of May 14, 2009, the Company has outstanding 40,188,973 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. – Condensed Financial Statements
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	March 31, 2009
	(Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash and equivalents	$6,995,528	$4,433,839
Accounts receivable	2,812,501	2,697,695
Corn derivative instruments, at fair value	314,671	447,739
Inventory	4,921,554	3,353,592
Prepayments of corn purchases	―	4,398,046
Prepaid expenses	109,865	41,767
Total current assets	15,154,119	15,372,678

Property, Plant and Equipment
Land	351,280	351,280
Plant and equipment	79,844,979	79,898,657
Land improvements	3,939,294	3,939,294
Buildings	5,312,995	5,312,995
Construction in progress	33,679	33,679
	89,482,227	89,535,905

Less accumulated depreciation	13,010,427	11,525,863
Net property, plant and equipment	76,471,800	78,010,042

Other Assets
Debt issuance costs, net of amortization	―	567,385
Investment in RPMG	605,000	605,000
Patronage equity	116,296	116,296
Deposits	80,000	80,000
Total other Assets	801,296	1,368,681

Total Assets	$92,427,215	$94,751,401

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$50,314,194	$49,063,201
Accounts payable	5,919,218	5,720,764
Accrued expenses	1,124,653	1,845,101
Accrued loss on firm purchase commitments	274,000	1,426,800
Interest rate swaps, at fair value	3,007,119	2,861,530
Total current liabilities	60,639,184	60,917,396

Other Liabilities
Contracts payable	275,000	275,000

Commitments and Contingencies

Members' Equity	31,513,031	33,559,005

Total Liabilities and Members' Equity	$92,427,215	$94,751,401

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended March 31, 2009 (Unaudited)	Quarter Ended March 31, 2008 (Unaudited)
Revenues
Ethanol, net of derivative fair value changes	$16,904,002	$28,496,987
Distillers grains	3,991,611	4,923,018
Total Revenue	20,895,613	33,420,005

Cost of Goods Sold
Cost of goods sold, net of changes in fair value of derivative instruments	18,391,358	26,251,476
Loss on firm purchase commitments	274,000	―
Lower of cost or market adjustment for inventory on hand	767,000	―
Depreciation	1,470,219	1,415,746
Total Cost of Goods Sold	20,902,577	27,667,222

Gross Margin (Deficit)	(6,964)	5,752,783

General and Administrative	781,009	746,596

Operating Income (Loss)	(787,973)	5,006,187

Interest Expense	1,305,222	2,439,805

Other income, net	42,221	169,817

Net Income (Loss)	$(2,050,974)	$2,736,199

Wtd Avg Units Outstanding - Basic	40,188,973	40,173,973

Net Income (Loss) Per Unit - Basic	$(0.05)	$0.07

Wtd Avg Units Outstanding - Diluted	40,188,973	40,223,973

Net Income (Loss) Per Unit - Diluted	$(0.05)	$0.07

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Quarter ended March 31, 2009 (Unaudited)	Quarter ended March 31, 2008 (Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(2,050,974)		$2,736,199
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,484,564		1,429,293
Amortization and write-off of debt financing costs	567,385		50,256
Unrealized gain on derivatives	(393,338)		(108,845)
Change in fair value of interest rate swap	125,504		1,237,494
Equity-based compensation	5,000		5,000
Unrealized loss on firm purchase commitments	(1,152,800)		―
Changes in assets and liabilities
Accounts receivable	(114,806)		84,826
Derivative Instruments	526,406		268,394
Inventory	(1,567,962)		(1,135,282)
Prepaid expenses	4,329,948		20,658
Accounts payable	256,635		(1,225,991)
Accrued expenses	(720,448)		2,056,137
Cash settlements on interest rate swap	20,085		―
Net cash provided by operating activities	1,315,199		5,418,139
Cash Flows from Investing Activities
Investment in RPMG	(58,181)		(192,208)
Refund of sales tax on fixed assets	55,260		―
Capital expenditures	(1,582)		(15,255)
Net cash used in investing activities	(4,503)		(207,463)
Cash Flows from Financing Activities
Debt repayments	(1,249,007)		(880,939)
Proceeds from long-term debt	2,500,000		―
Net cash provided by (used in) financing activities	1,250,993		(880,939)

Net Increase in Cash and Equivalents	2,561,689		4,329,737
Cash and Equivalents - Beginning of Period	4,433,839		8,231,709
Cash and Equivalents - End of Period	$6,995,528		$12,561,446

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,252,713		$1,365,285

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Write-off of debt issuance costs	$517,823	$	―
Investment in RPMG included in accounts payable	$58,181		$412,792

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).

Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment; valuation of derivatives, inventory and equity-based compensation and purchase commitments; analysis of intangibles impairment, the analysis of long-lived assets impairment and other contingencies.  Actual results could differ from those estimates.

Reclassifications
The presentation of certain items in the financial statements for the three months ended March 31, 2008 has been changed to conform to the classifications used in 2009.  These reclassifications had no effect on members’ equity, net income (loss) or operating cash flows as previously reported.

Firm Purchase Commitments

Beginning in December 2008, in connection with the execution of forward purchase commitments, the Company had elected to create an undesignated hedging relationship by selling exchanged traded futures or options as an offsetting position.  In this situation, the forward purchase contract is valued at market price until delivery was made against the contract.  The Company followed this hedge strategy until April 2009 when, in connection with a proposed agreement for waiver of principal (the “Agreement”) (previously termed a forbearance agreement in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008), the Company was notified by its senior lender, First National Bank of Omaha (“FNBO” or the “Bank”), that they would no longer support the Company in this hedging strategy.  As such, the Company liquidated its economic corn hedge positions in April 2009.  The Company will still enter into forward purchase commitments to ensure an adequate supply of corn but is currently evaluating its strategy related to the forward purchase of corn and is considering the implementation of certain measures to keep the number of bushels under fixed priced contracts as low as possible while still maintaining efficient Plant operations.

Debt Issuance Costs

Debt issuance costs will be amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Due to the uncertainties with our loan agreements described above, the Company wrote off the remaining balance (approximately $517,000) of its debt issuance costs during the first quarter of 2009.  Amortization expense, for both the three months ended March 31, 2009 and 2008 totaled approximately $567,000 (including the $517,000 write-off) and $50,000, respectively.  The amortization expense is included in interest expense.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

Earnings (Loss) Per Unit

Earnings (Loss) per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Diluted units outstanding include 70,000 and 50,000 units as of March 31, 2009 and 2008, respectively, for the vested equivalents of restricted member units issued to management.  For the three months ended March 31, 2009, these equivalent units are not included in fully diluted earnings per units as their effects would be anti-dilutive.

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses and negative operating cash flow since August 2008.  The Company anticipates continuing to incur losses and negative cash flow, based on current market conditions in the ethanol industry.  The Company received a waiver for violations of its loan covenants for the period ended December 31, 2008.  The Company has been notified by the Bank that it is in violation of certain of the covenants in its loan agreements at March 31, 2009.  The Company has not been granted a waiver of those violations.  As of May 14, 2009, the Company is in the final stages of negotiating the Agreement for waiver of principal payments with the Bank.  The Agreement would allow the Company to forgo two principal payments (April 16, 2009 and July 16, 2009).  Although the Agreement has not yet been finalized, the Bank has allowed the Company to forgo the April 16 payment under the assumption the agreement will be finalized.  If, for any reason, the Agreement were to fall through, the Company would be required to make its April 16 note payment.  The terms of the proposed Agreement are discussed in more detail in Note 3.  The Company is currently projecting that it will be in violation of certain of its loan covenants through 2009 and into 2010.  Due to the current and projected covenant violations, the Bank has the ability to call the Company’s debt due and payable during 2009 which has resulted in the reclassification of the Company’s long-term debt to a current liability.  The Bank has also indicated that they may reduce the amount available to borrow under the Company’s Line of Credit and/or place restrictions on the advance of funds from the Company’s Line of Credit when it is up for renewal in July 2009.

In addition, the Company is also starting to see a tightening of credit policies from its vendors, including reduced credit limits and requests for prepayment.  Also, in April 2009, the Company received a 90 day cancellation notice from the surety company that underwrites its distilled spirits bond and grain warehouse bond.  The Company needs both of these bonds in order to continue operating and is pursuing other surety companies.

These factors (see Note 3 for additional details) raise substantial doubt about the Company’s ability to continue as a going concern.  Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements, the Banks participation in working through the Company’s difficult economic situation and the success of its future operations.  The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow, possibly securing additional financing or raising additional equity, and working with the Bank to structure debt payment terms that are reasonably achievable given current and applicable operating conditions.  While the Company believes in the viability of its strategies to return to a positive cash flow and, ultimately, profitability, there can be no assurances to that effect.  These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Please see Note 3 for further detail on these items along with management’s plans to mitigate the effect of these items.

2.  CONCENTRATIONS

Coal

Coal is an important input in the Company’s manufacturing process. During the fiscal year ended December 31, 2008, the Company used approximately 97,600 tons of coal.  The Company has entered into a two year agreement with Westmoreland Coal Sales Company (“Westmoreland”) to supply PRB coal through 2009.  Whether the Plant runs long-term on lignite or powder river basin (“PRB”) coal, there can be no assurance that the coal received by the Plant will always be delivered as needed, will be of the proper size or quality or that the coal combustor will always work properly with lignite or PRB coal. Any disruption could either force the Company to reduce its operations or shut down the Plant, both of which would reduce its revenues.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

The Company believes it could obtain alternative sources of PRB or lignite coal if necessary, though it could suffer delays in delivery and higher prices that could hurt its business and reduce its revenues and profits. The Company believes there is a sufficient supply of coal from the PRB coal regions in Wyoming and Montana to meet its demand for PRB coal.  The Company also believes there is a sufficient supply of lignite coal in North Dakota to meet its demand for lignite coal.

If there is an interruption in the supply or quality of coal for any reason, the Company may be required to halt production. If production is halted for an extended period of time, it may have a material adverse effect on the Company’s operations, cash flows and financial performance.

In addition to coal, the Plant could use natural gas as a fuel source if its coal supply is significantly interrupted. There is a natural gas line within three miles of the Plant.  The Company believes it could contract for the delivery of enough natural gas to operate the Plant at full capacity. Natural gas tends to be significantly more expensive than coal and the Company would also incur significant costs to adapt its power systems to natural gas. Because the Company is already operating on coal, it does not expect to need natural gas unless coal interruptions impact its operations.

3.  NATURE OF CURRENT OPERATIONS

During the first quarter of 2009, corn and ethanol prices traded within a relatively narrow range compared to the extremes experienced during the year ended December 31, 2008.  For example, the May corn contract closing prices for the first quarter of 2009 traded within a range that included a high of approximately $4.17 per bushel  and a low of approximately $3.50 per bushel.  In comparison, corn prices during 2008 ranged from a low of roughly $4.00 per bushel to a high near $8.00 per bushel.  While the difficult margin conditions experienced during the last quarter of 2008 continued during the first quarter of 2009, the Company’s margins did improve somewhat (when compared to the fourth quarter of 2008) due to processing corn that was valued much closer to market prices.

During the first quarter of 2009, the Company worked through most of the remaining corn that was purchased under fixed priced contracts during the year ended December 31, 2008 which, due to market fluctuations, became priced significantly higher than what market prices were during the last quarter of 2008 and first quarter of 2009.  Decreased volatility in the corn markets has meant that corn delivered under contract is now more closely aligned with market values.  This is evidenced by the amount of the write down the Company recorded on corn purchased under fixed price contracts that were not yet delivered at March 31, 2009.  The Company had approximately 1.4 million bushels of corn under fixed price contracts at March 31, 2009 and recognized a write down of approximately $274,000, or $.20 per bushel.  This is in comparison to the write down of approximately $3.1 million, or $.90 per bushel, experienced during the quarter ended September 30, 2008.  Due to the location of the Plant along with the logistics of corn movement in its region, the Company believes it will always have to procure a certain amount of corn under fixed price contracts to ensure an adequate supply of corn to efficiently operate the Plant.  The Company is evaluating its corn procurement strategy to minimize the number of bushels under fixed priced contracts to decrease potential exposure to fluctuations in corn and ethanol prices.

Based on the broad market trend that developed during 2008 where ethanol prices generally increased or decreased as corn futures prices increased or decreased, the Company’s Risk Management Committee had adjusted its hedging strategy in an effort to minimize the effect of decreases in corn prices (and, based on the trend noted, decreases in ethanol prices) on the bushels purchased under fixed price contracts.  As bushels were procured under fixed price contracts, the committee used various hedging instruments (futures and options) to offset these bushels in an effort to maintain a net even position.  The Company had communicated this strategy to its senior lender, FNBO.  In connection with the negotiation of the Agreement, the Bank notified the Company that it would no longer support this hedging strategy due to the potential for margin exposure.  In reaction to this information, the Company eliminated its futures and options position as of April 16, 2009.  Due to this change, the Company is evaluating ways to purchase as few bushels as possible under fixed price contracts and still operate the plant efficiently.  One option being considered is the exclusive use of basis contracts for procuring corn that is more than two months in advance of the current month.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

Throughout the first quarter of 2009 and as of April 30, 2009, the Company has experienced losses and negative cash flow.  As mentioned above, the Company is in the final stages of negotiating an Agreement for the waiver of two principal payments (April 16, 2009 and July 16, 2009) in order to gain additional time to implement certain strategies the Company believes will help return the Company to a positive cash flow.  The Company has accrued an estimate of the fee related to the proposed Agreement in the amount of $150,000.

Excluding the effect of changes in working capital items and advances taken on the Company’s Long-Term Revolving Note, the Company had a negative cash flow of approximately $0.25 per bushel of corn processed during the first quarter of 2009.  The Company regularly calculates an estimate of the Plant’s cash flow, excluding changes in working capital and borrowing activity, using what it considers “market” prices for corn and ethanol along with the actual corn and ethanol prices experienced by the Plant.  The trend of this information shows that during the last quarter of 2008 and first quarter of 2009, the Company would generally have experienced a negative cash flow of approximately $0.25 per bushel if it had been able to procure corn at “market” prices and sell ethanol at “market” prices.  There were times during this period where ethanol prices didn’t track very closely with corn prices and the cash flow was significantly worse but those periods were followed by what appear to be corrections in the market and a return to the general trend noted above.  The Company believes this trend of negative cash flow may continue as long as the current imbalance in supply and demand continues in the ethanol industry.  As of April 30, 2009, it was estimated (by the Company’s ethanol marketing partner) that approximately 20% of the available ethanol production capacity in the United States was shut down.  This has helped temporarily balance the supply and demand of ethanol available today but has not yet had a significant positive impact on the price the Company receives for ethanol nor its margin structure.

In an effort to mitigate the effect of this anticipated negative cash flow, the Company is in the process of developing a corn procurement strategy that would allow it to purchase corn at a $0.25 per bushel discount to current market prices in exchange for future incentives, to those that participate, if the Plant is able to operate with positive cash flows sufficient enough to support the incentive payments along with applicable debt service.  The Company views this strategy as a way of partnering with its corn supply chain to enhance its prospects to remain a viable company.  The strategy is in the very early stages of development and it cannot predict whether it will be successful in its implementation.

The Company has a limited capacity to borrow additional funds due to the collateral position of FNBO.  The Company also has a limited ability to raise additional capital through an equity offering due to language in its Member Control Agreement that limits issuing additional units without written consent of all members.  The Company’s Board of Governors has proposed to its membership that they adopt an Amended and Restated Member Control Agreement which would eliminate the restriction on issuing additional units contained in the current Member Control Agreement.  This matter will be voted upon by the Company’s members at its Annual Meeting which is scheduled for May 28, 2009.  The Company is also continuing to work with FNBO to seek options for additional financing, possible debt restructuring and/or a continuation of the current Agreement.

The Company anticipates that, if margins do not improve, it will more than likely need to raise additional capital to meet its operating cash flows during 2009.  As of May 14, 2009, the Company had available capital (cash plus borrowing capacity) of approximately $9.1 million.  This included approximately $5.6 million of cash on hand and $3.5 million of capacity under its Line of Credit.  The Company’s available capital does not include $4.2 million that has been aside in conjunction with amounts withheld from Fagen, Inc. as described in Note 11.  Taking into account the relief from two quarterly principal payments provided by the proposed Agreement with FNBO, along with current market conditions, the Company anticipates that it will have available capital to operate the business through the end of 2009 but that, depending on timing of working capital changes, the level of available capital may be insufficient to sustain operations through the end of 2009.  Adding to this uncertainty is the fact that the Company’s Line of Credit is due to be renewed in July 2009 and the Bank has indicated that it may not be renewed or that it may be renewed at a lower amount.  The proposed Agreement also contains language that restricts advances on the line of credit based on bank approval.  The Company believes that any further decrease in its available capital, whether through restricting advances on the Line of Credit, reducing the amount available under the Line of Credit or nonrenewal of the Line of Credit, will have a negative impact on the Company’s ability to continue as a going concern.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

The Company’s loan agreements, as described in Note 6, require the Company to maintain certain financial ratios and meet certain non-financial covenants.  The Company was in violation of certain loan covenants for the period ended December 31, 2008 and was granted a waiver of those violations by FNBO.  The Bank has given notice that the Company was in violation of certain of the covenants in its loan agreements at March 31, 2009.  The Company has not been granted a waiver of those violations.  Under the terms of the proposed Agreement, the Bank would reserve its rights to declare the Company in default under the terms of the loan agreements.  The Company’s projections show that it will continue to be in violation of certain of its loan covenants during 2009 and into 2010.  As a result of these projected covenant violations, which make it reasonably likely that the Bank may call the Company’s long-term debt due and payable during 2009, the Company has reclassified all of its long-term debt to a current liability on the balance sheet.

Due to the nature of these uncertainties, the possibility of FNBO decreasing or restricting the amount available to borrow on the Company’s Line of Credit and the current negative margin structure in the market place, the Company’s ability to continue as a going concern is uncertain.  As such, the Company may be forced to cease operations, declare bankruptcy and/or surrender its assets to the Bank.

To offset the current poor market conditions, the Company is working on developing the corn procurement strategy mentioned above and has implemented or is in the process of implementing the following items:

1.  The Company has suspended employee bonuses and eliminated management bonuses for the year ended December 31, 2008.  These bonuses are suspended until further notice.

2.  Beginning March 1, 2009, the Company’s Chief Executive Officer and Chief Financial Officer took voluntary pay cuts totaling $45,000 annually.

3.  The Company’s board of governors has opted out of the compensation they receive for attending board and committee meetings.

4.  The Company has reduced its production rate to approximately 100% of name-plate capacity (the Plant operated at 110% of name-plate capacity during the year ended December 31, 2008).  The Company is evaluating, on an on-going basis, the capacity at which to operate the Plant, including possibly shutting down until margins improve.  At this time, the Company believes that operating the Plant, even at a reduced rate, is a more favorable option than shutting down.  The rate is being monitored on an on-going basis in conjunction with industry margins to determine the best rate at which to operate the Plant.

5.  The Company has undertaken various measures to improve efficiency in the Plant in an effort to get the most ethanol out of each bushel of corn.  This is an on-going process.

6.  The Company has reorganized its corn procurement practices in an effort to procure more corn from North Dakota farmers and less via rail, resulting in lower transportation costs.

7.  The Company is also evaluating other potential cost cutting/revenue enhancing measures.

4. DERIVATIVE INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

During the first quarter of 2008, the FASB issued FASB Statement No. 161 – “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this statement effective with the first quarter of 2009.

As of March 31, 2009, the Company had entered into corn derivative instruments and interest rate swap agreements. In the past, the Company has also used ethanol derivative instruments but did not have any in place as of March 31, 2009.  SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

Commodity Contracts

As part of its hedging strategy, the Company may enter into ethanol and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales and corn purchase commitments where the prices are set at a future date.  In addition, the Company hedges anticipated sales of ethanol to minimize its exposure to the potentially adverse effect of price volatility.  These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol derivative fair market value gains or losses are included in the results of operations and are classified as revenue and corn derivative changes in fair market value are included in cost of goods sold.

As of March 31, 2009, the Company did not have any outstanding contracts for the forward sale of ethanol.  The net notional amount of the Company’s outstanding corn futures and options that were entered into hedge forecasted corn purchases of 1.5 million bushels was approximately $315,000.  The Company exited all of its corn futures and options positions in April 2009 at the request of the Bank in conjunction with the Agreement.  All commodity contracts in place at March 31, 2009 do not qualify for hedge accounting under SFAS 133.

Interest Rate Contracts

The Company manages its floating rate debt using interest rate swaps. The Company has entered into fixed rate swaps to alter its exposure to the impact of changing interest rates on its results of operations and future cash outflows for interest. Fixed rate swaps are used to reduce the Company’s risk of the possibility of increased interest costs. Interest rate swap contracts are therefore used by the Company to separate interest rate risk management from the debt funding decision.

At March 31, 2009, the Company had approximately $33 million of notional amount outstanding in swap agreements that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At March 31, 2009, the value of the interest rate swaps totaled approximately $3 million and is included in current liabilities.  These agreements are not designated as an effective hedge for accounting purposes and the change in fair market value is recorded in interest expense.  The swaps mature in April 2012.

The Company recorded net settlements of approximately $20,000 and $0 for the three months ended March 31, 2009 and 2008, respectively.  See Note 6 for a description of these agreements.

The Company does not have any derivative instruments designated as effective hedges for accounting purposes under SFAS 133.  The following tables provide details regarding the Company’s derivative financial instruments at March 31, 2009:

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

As of and for the three months ended March 31, 2009
Derivatives not designated as hedging instruments under SFAS 133

Balance Sheet	Asset	Liability
Corn derivative instruments, at fair value	$314,671	$	―
Interest rate swaps, at fair value	―		3,007,119
Total derivatives not desingated as hedging instruments under SFAS 133	$314,671		$3,007,119

Statement of Operations (Income)/expense	Location of change in fair value recognized in income	Change in fair value recognized in income during three months ended March 31, 2009
Corn derivative instruments	Cost of goods sold	$133,068
Interest rate swaps	Interest expense	145,589
Total		$278,657

5. INVENTORY

Inventory is valued at lower of cost or market.  Inventory values and associated lower of cost or market adjustments as of March 31, 2009 and December 31, 2008 were as follows:

Inventory values as of:	March 31, 2009	December 31, 2008
Raw materials, including corn, chemicals and supplies	$2,805,017		$1,636,631
Work in process	661,216		681,187
Finished goods, including ethanol and distillers grains	1,455,321		1,035,774
Total inventory	$4,921,554		$3,353,592

Lower of cost or market adjustments for the periods ended:	March 31, 2009	March 31, 2008
Loss on firm purchase commitments	$274,000	$	―
Lower of cost or market adjustment for inventory on hand	767,000		―
Total lower of cost or market adjustments	$1,041,000	$	―

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price.  Currently, some of these contract prices are above current market prices for corn.  Given the current price of ethanol, upon taking delivery under these contracts, the Company would incur a loss.  Accordingly the Company recorded losses on these purchase commitments of approximately $274,000 and $0 for the three months ended March 31, 2009 and 2008, respectively.  The loss was recorded in “Loss on firm purchase commitments” on the statement of operations.  The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

As of March 31, 2009 and March 31, 2008 the Company recorded an inventory valuation impairment of $767,000 and $0, respectively, attributable primarily to decreases in market prices of corn and ethanol.  The inventory valuation impairment was recorded in “Lower of cost or market adjustment for inventory on hand” on the statement of operations.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

6. BANK FINANCING

Long-term debt consists of the following:

As of	March 31, 2009	December 31, 2008
Notes under loan agreement payable to bank, see details below	$44,701,423	$43,436,721
Subordinated notes payable, see details below	5,525,000	5,525,000
Capital lease obligations (Note 8)	87,771	101,480
Total Long-Term Debt	50,314,194	49,063,201
Less amounts due within one year*	50,314,194	49,063,201
Total Long-Term Debt Less Amounts Due Within One Year	$0	$0

* - The Company is out of compliance with certain of its bank covenants as of March 31, 2009.  The Company has projected that it will not meet compliance with certain of its loan covenants throughout 2009 and it has not been able to secure a waiver from the bank for violations as of March 31, 2009 or the projected violations.  Under the terms of the proposed Agreement, the Bank would reserve its rights under the loan agreement.  Due to these circumstances, the Company is required to show all of its debt subject to those covenant violations as a current liability.  As of May 14, 2009, the Bank has not declared the Company in default of its loan agreements and has allowed the Company to forgo its April 16, 2009 principal payment under the assumption the proposed Agreement will be finalized.  The Company has shown the scheduled debt maturities below, absent any effects of possibly being declared in default of the loan agreement, taking into account the terms of the proposed Agreement with the Bank and under the assumption that it will resume its scheduled note payments under the original terms of the loan agreement in October 2009.  If the Agreement is not finalized, the Company would be required to make its April 16, 2009 note payment and the maturity schedule would change accordingly.

Scheduled maturities for the twelve months ended March 31,
2010	$2,456,506
2011	5,101,769
2012	5,407,678
2013	37,345,146
2014	3,095
Thereafter	―
Total	$50,314,194

The Company is subject to a number of covenants and restrictions in connection with its credit facilities, including:

•	Providing the Bank with current and accurate financial statements;

•	Maintaining certain financial ratios, minimum net worth, and working capital;

•	Maintaining adequate insurance;

•	Not making, or allowing to be made, any significant change in the Company’s business or tax structure;

•	Needing bank approval for capital expenditures in excess of $500,000; and

•	Limiting the Company’s ability to make distributions to members.

The construction loan agreement with the Bank also contains a number of events of default (including violation of our loan covenants) which, if any of them were to occur, would give the Bank certain rights, including but not limited to:

•	Declaring all the debt owed to the Bank immediately due and payable; and

•	Taking possession of all of the Company’s assets, including any contract rights.

The Bank could then sell all of the Company’s assets or business and apply any proceeds to repay their loans. The Company would continue to be liable to repay any loan amounts still outstanding.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

The Company has been notified by FNBO that it is in violation of certain of the covenants at March 31, 2009 and that it has not been granted a waiver of those violations.  These include the covenants requiring a minimum working capital balance, minimum net worth and a minimum fixed charge coverage ratio.  Please see Note 3 for further discussion of the covenant violations and future projected waiver requests.

The Company is in the final stages of negotiating an Agreement with FNBO for the waiver of two scheduled principal payments (April 16, 2009 and July 16, 2009).  The Company will pay any interest accrued on those dates.  In exchange for the waiver of principal and upon execution of the final Agreement, the Company would agree to the following:

•	Payment of a $150,000 fee (accrued as of March 31, 2009)

•	Variable interest rates of the three month LIBOR rate plus four hundred (400) basis points with a minimum interest rate of 6%

•	Language that requires Bank approval of any advance on the Company’s Line of Credit.

•	An agreement that the Company would take the necessary steps to amend its current Member Control Agreement to allow for additional units to be issued in the Company without 100% member approval

•	An agreement that the Company is working toward a resolution of the combustor issue with the Plant’s design builder, Fagen, Inc.

•	An agreement that the Company will work on the implementation of the corn procurement program discussed in more detail in Note 3

•	An increase in the excess cash flow provisions of the loan agreement from 20% to 50%

•	Certain weekly and bi-weekly reporting requirements from management

•	The other terms of the Company’s loan agreements were not materially changed

Due to the uncertainties surrounding the long-term viability of our Credit Agreement with the Bank as of March 31, 2009 we recorded a $517,000 write off of our deferred financing costs.  While we anticipate the Bank working with us to restore short-term financing needs we are unsure as to the long-term relationship.

Credit Agreement

In December 2005, the Company entered into a Credit Agreement with the Bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the Plant. The construction loan agreement (the “Construction Loan”) requires the Company to maintain certain financial ratios and meet certain non-financial covenants.  The Construction Loan is secured by substantially all of the assets of the Company and includes the terms as described below.  Excluding the write-off of the remaining deferred financing costs and estimated net settlements on the Company’s interest rate swaps, which is recorded as interest expense on the statement of operations, the Company incurred interest expense of approximately $573,000 and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.

Construction Loan

The Company had four long-term notes (collectively the “Term Notes” or each a “Term Note”) in place as of March 31, 2009.  Three of the Term Notes were established in conjunction with the termination of the original Construction Loan on April 16, 2007.  The fourth Term Note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when the Company entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt.  The Construction Loan requires the Company to maintain certain financial ratios and meet certain non-financial covenants.  Each Term Note has specific interest rates and terms as described below.  As mentioned above, the original terms of the Term Notes would be modified by the proposed Agreement being negotiated with the Bank.  Due to the Bank allowing the Company to forgo the April 16, 2009 payment based on the terms of the proposed Agreement and the proximity to which the Company believes a final Agreement will be executed, the estimated principal payment amounts shown below reflect the terms of the proposed Agreement.  If, for any reason, the Company is not successful in entering into the Agreement, the estimated principal amounts shown below would change accordingly.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

Fixed Rate Note

The fixed rate note (the “Fixed Rate Note”) had a balance outstanding of $24.1 million and $24.7 million at March 31, 2009 and December 31, 2008, respectively.  Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate.  The interest rate is reset on a quarterly basis.  The rate was 4.0825% and 7.055% as of March 31, 2009 and 2008, respectively.  Remaining quarterly principal payments range from approximately $530,000 to $650,000, beginning in October 2009, with a final principal payment of approximately $17.7 million due in April 2012.

Variable Rate Note

During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the fourth amendment to the loan agreement.  The Variable Rate Note had a balance of approximately $2.5 million and $3 million at March 31, 2009 and December 31, 2008, respectively.  Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate.  The interest rate is reset on a quarterly basis.  As of March 31, 2009 and 2008, the rates charged were 4.4825% and 7.455%, respectively.  Remaining principal payments are to be made quarterly according to the terms of the Construction Loan as amended by the fourth amendment to the Construction Loan.  The amendment calls for quarterly payments of $634,700 applied first to interest on the long-term revolving note (“Long-Term Revolving Note”), next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note.  Based on the interest rate floor of 6% set in the proposed Agreement, and the current balance of the Long-Term Revolving Note, the Company estimates that the remaining Variable Rate Note will be paid off in January 2011.  The Company anticipates the quarterly principal payments to range from approximately $447,000 per quarter in October 2009 to approximately $475,000 in January October 2010, with a final payment of approximately $185,000 in January 2011.

Long-Term Revolving Note

The Long-Term Revolving Note had a balance of $8.9 million and $6.4 million at March 31, 2009 and December 31, 2008, respectively.  The remaining $1.1 million of capacity was borrowed on this note in April 2009.  Interest is charged at 3.4% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly.  As of March 31, 2009 and 2008, the rates charged were 3.80625% and 6.2175%, respectively.  The maturity date of this note is April 2012.

December 2007 Fixed Rate Note

The December 2007 Fixed Rate Note was created by the fourth amendment to the Construction Loan as noted above.  As of March 31, 2009 and December 31, 2008, the balance outstanding on this note was approximately $9.0 million and $9.2 million, respectively.  Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate.  The interest rate is reset on a quarterly basis.  As of March 31, 2009 and 2008, the rates charged were 4.4825% and 7.455%, respectively.  Principal payments are to be made quarterly according to repayment terms of the Construction Loan, ranging from approximately $196,000 to $233,000, from October 2009 to January 2012, with a final principal payment of approximately $6.8 million at April 2012.

All unpaid amounts on the four Term Notes are due and payable in April 2012.

Revolving Line of Credit

In July 2008, the Company renewed its $3,500,000 line of credit agreement with its bank, subject to certain borrowing base limitations, through July 17, 2009.  The Bank has indicated that it may not renew the line of credit or that it may reduce the capacity on the line of credit when it is up for renewal in July 2009.  The proposed Agreement also requires Bank approval for advances on the Line of Credit.  Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over the one-month LIBOR rate, which totaled 3.80625% and 6.2175% at March 31, 2009 and 2008, respectively. The Company had no outstanding borrowings at March 31, 2009 and December 31, 2008.

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

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

The interest rate swaps were not designated as either a cash flow or fair value hedge. Market value adjustments and net settlements are recorded in interest expense.

Letters of Credit

The Construction Loan provides for up to $137,000 in letters of credit with the Bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012.  The Construction Loan requires the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, the Company has one outstanding letter of credit for capital expenditures for natural gas services with Montana-Dakota Utilities Co.  The balance outstanding on this letter of credit was $137,000 as of March 31, 2009 and December 31, 2008, respectively.

Subordinated Debt

As part of the Construction Loan, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 6.4825% at March 31, 2009) and is due and payable subject to approval by the senior lender, the Bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012.  The balance outstanding on these loans was $5,525,000 as of March 31, 2009 and December 31, 2008, respectively.

7. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 157’s requirements for certain nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis are deferred until fiscal years beginning after November 15, 2008 in accordance with FASB Staff Position 157-2 (“FSP 157-2”).

SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations, or cash flows for fiscal 2008.

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

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2009	Fair Value as of March 31, 2009	Level 1		Level 2		Level 3
Assets
Money market funds	$4,378,241	$4,378,241		$4,378,241	$	―	$	―
Corn related derivative instruments	314,671	314,671		314,671		―		―
Total	$4,692,912	$4,692,912		$4,692,912	$	―	$	―
Liabilities
Interest rate swap liability	$3,007,119	$3,007,119	$	―		$3,007,119	$	―
Total	$3,007,119	$3,007,119	$	―		$3,007,119	$	―

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

8. LEASES

The Company leases equipment under operating and capital leases through 2013. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  Equipment under operating lease includes a locomotive and rail cars.  Rent expense for operating leases was approximately $102,000 and $8,000 for the three months ended March 31, 2009 and 2008, respectively.  Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

	March 31, 2009	December 31, 2008
Equipment	$216,745	$216,745
Accumulated amortization	51,670	45,996
Net equipment under capital lease	$165,075	$170,749

At March 31, 2009, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year.  Amounts shown below are for the 12 months period ending March 31:

	Operating Leases	Capital Leases
2010	$489,660	$61,701
2011	489,660	29,932
2012	451,990	1,277
2013	347,000	―
2014	―	―
Total minimum lease commitments	$1,778,310	92,910
Less amount representing interest		5,138
Present value of minimum lease commitments included in the preceding current liabilities		$87,772

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

9. MEMBERS’ EQUITY

The Company has one class of membership units, Class A Membership Units (the “Units”), with each Unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions.  There were 40,188,973 Units outstanding as of March 31, 2009 and December 31, 2008, respectively.

10. EQUITY-BASED COMPENSATION

2006 Equity-Based Incentive Plan

During 2006, the Company implemented an equity-based incentive plan (the “Plan”) which provides for the issuance of restricted Units to the Company’s key management personnel, for the purpose of compensating services rendered. These restricted Units have vesting terms established by the Company at the time of each grant. Vesting terms of outstanding awards begin after three years of service and are fully vested after ten years of service which is the contractual term of the awards.  During 2007, the Company exercised an option to repurchase 200,000 Units in association with this Plan.  The Units will be held in treasury until the vesting requirements of the Plan have been met.  Equity-based compensation expense was $5,000 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, the total equity-based compensation expense related to nonvested awards not yet recognized was $130,000, which is expected to be recognized over a weighted average period of approximately 7.25 years.

11. COMMITMENTS AND CONTINGENCIES

Design-Build Agreement

The Company signed a design-build agreement (the “Design-Build Agreement”) with Fagen, Inc. (“Fagen”) in September 2005 to design and build the Plant at a total contract price of approximately $77 million.  The Company has remaining payments under the Design-Build Agreement of approximately $3.9 million.  This payment has been withheld pending satisfactory resolution of a punch list of items, including a major issue with the coal combustor experienced during start up.  The Plant was originally designed to be able to run on lignite coal.  During the first four months of operation, however, the Plant experienced numerous shut downs related to running on lignite coal.  In April 2007, the Company switched to using PRB coal as its fuel source and has not experienced a single shut down related to coal quality.  The Company continues to work with Fagen to find a solution to these issues.  An amount approximately equal to the final payment has been set aside in a separate money market account.  Any amounts remaining in this account after satisfactory resolution of this issue could be used to pay down the Company’s long-term debt, make necessary upgrades to its plant or be used for operations pending bank approval.

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators.  At March 31, 2009, the Company had various fixed and basis contracts for approximately 1.9 million bushels of corn.  Of the 1.9 million bushels under contract, approximately 1.4 million bushels had a fixed price as of March 31, 2009.  Using the stated contract price for the fixed contracts and using market prices, as of March 31, 2009, to price the basis contracts the Company had commitments of approximately $7.9 million related to all 1.9 million bushels under contract.

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

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
Balance Sheet
Accounts receivable	$2,312,484	$2,198,277
Accounts payable	953,880	788,149
Notes payable	1,525,000	1,525,000

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Statement of Operations
Revenues	$17,484,495	$31,438,601
Cost of goods sold	697,310	621,675
General and administrative	106,715	388,008

Inventory Purchases	$1,513,137	$1,549,298

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three months ended March 31, 2009, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Forward-looking statements in this Quarterly Report include, but are not limited to, our expectations regarding future revenues and expenses, the effect of state and federal low carbon fuel regulations on our operations, Plant downtime, capital expenditures, interest income, receipt of grant income, receipt of state incentive plan payments, increased ethanol prices and corn costs, hedging strategies, corn usage and ethanol production, general and administrative costs, expected savings from our coal unloading facility, our profit projections for the rest of 2009, our ability to secure new grain warehouse and distilled spirits bonds and our ability to fund our operations and capital expenditures from cash flows and existing lines of credit.  The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Nonetheless, the Company's expectations, beliefs or projections may not be achieved or accomplished. Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as updated in Part II, Item 1A of this Quarterly Report.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A – Risk Factors,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and include:

•	Our ability to secure a waiver for future possible violations of our loan covenants or other events of default or renegotiate the terms of our loan agreements with our lenders;

•	Our possible future violations of loan covenants under existing loan agreements with our lenders;

•	Our ability to raise additional capital whether through debt financing, an equity raise or other means of raising capital;

•	Our ability to secure replacement debt financing in the event our current bank calls our loan amounts and requires payment in full.

•	Our ability to secure grain warehouse and distilled spirits bonds for our operation;

•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and DDGs;

•	Changes in Plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the Plant;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Costs of equipment;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Our ability to market and our reliance on third parties to market our products;

•	Our ability to distinguish ourselves from our current and future competition;

•	Changes to infrastructure, including:

-	expansion of rail capacity;

-	possible future use of ethanol dedicated pipelines for transportation;

-	increases in truck fleets capable of transporting ethanol within localized markets;

-	additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol;

-	growth in service stations equipped to handle ethanol fuels; and

-	growth in the fleet of flexible fuel vehicles capable of using E85 fuel;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

-	national, state or local energy policy;

-	federal ethanol tax incentives;

-	legislation mandating the use of ethanol or other oxygenate additives;

-	state and federal regulation restricting or banning the use of MTBE;

-	environmental laws and regulations, specifically carbon regulation, that apply to our plant operations and their enforcement; or

-	reduction or elimination of tariffs on foreign ethanol.

•	Increased competition in the ethanol and oil industries;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	The availability and adequacy of our cash flow to meet our requirements, including the repayment of debt and the observance of our loan covenants;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology;

•	Gains or losses from derivative activities, including hedging corn, ethanol and other commodities; and
•	Competition from alternative fuels and alternative fuel additives.

Summary

Red Trail Energy, LLC, a North Dakota limited liability company (the “Company,” “Red Trail,” or “we,” “our,” or “us”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).

Results of Operations

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three months ended March 31, 2009 and 2008.

	Three months ended March 31, 2009 (Unaudited)		Three months ended March 31, 2008 (Unaudited)
	Amount	Percent	Amount	Percent
Revenues
Ethanol, net of derivative fair value changes	$16,904,002	80.90%	$28,496,987	85.27%
Distillers grains	3,991,611	19.10%	4,923,018	14.73%
Total Revenue	20,895,613	100.00%	33,420,005	100.00%
Cost of Goods Sold
Cost of goods sold, net of derivative fair value changes	18,391,358	88.02%	26,251,476	78.55%
Loss on firm purchase commitments	274,000	1.31%	―	0.00%
Lower of cost or market adjustment for inventory on hand	767,000	3.67%	―	0.00%
Depreciation	1,470,219	7.04%	1,415,746	4.24%
Total Cost of Goods Sold	20,902,577	100.03%	27,667,222	82.79%
Gross Margin (Deficit)	(6,964)	-0.03%	5,752,783	17.21%
General and Administrative	781,009	3.74%	746,596	2.23%
Operating Income (Loss)	(787,973)	-3.77%	5,006,187	14.98%
Interest Expense	1,305,222	6.25%	2,439,805	7.30%
Other Income, net	42,221	0.20%	169,817	0.51%
Net Income (Loss)	$(2,050,974)	-9.82%	$2,736,199	8.19%

Additional Data	Three Months ended March 31, 2009	Three Months ended March 31, 2008
Ethanol sold (thousands of gallons)	11,792	14,427
Dried distillers grains sold (tons)	15,453	24,636
Modified distillers grains sold (tons)	34,600	34,524
Ethanol avg price/gallon (net of hedging activity)	$1.43	$1.96
Dried distillers grains avg price/ton	$138.28	$127.31
Modified distillers grains avg price/ton	$51.20	$51.47
Corn costs per bushel (net of hedging activity)	$3.98	$4.00

Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008

Summary

We recognized a loss of approximately $2.1 million during the three months ended March 31, 2009 compared to a net income of approximately $2.7 million during the three months ended March 31, 2008.  The $2.1 million loss includes a charge of approximately $1.1 million related to lower of cost or market inventory adjustments along with a write-off of deferred financing costs of approximately $517,000 due to the tenuous nature of the status of our notes with First National Bank of Omaha (“FNBO” or the “Bank”).  We have been notified by the Bank that we are in violation of certain of our loan covenants as of March 31, 2009 and that we have not been granted a waiver of those violations.  We are in the final stages of negotiating an agreement for the waiver of two principal payments (the “Agreement”) (previously termed a forbearance agreement in our Annual Report on Form 10-K for the year ended December 31, 2008).  Under the terms of the Agreement, we would acknowledge that we are in violation of the loan covenants and that the Bank has reserved its rights under the terms of our construction loan agreement.  Based on the timing of entering into the Agreement and the likelihood that the Agreement will be finalized, the results of operations for the three months ended March 31, 2009 include an accrual of $150,000 for the estimated fee related to the Agreement.

Our margins improved from the fourth quarter of 2008 as we realized the benefit of operating with near market priced corn throughout the first quarter of 2009.  Ethanol prices generally increased or decreased in conjunction with corn prices during the first quarter of 2009; however, there were periods that adversely impacted our margins where ethanol did not follow corn, particularly in March when corn futures prices increased approximately $0.50 per bushel and ethanol did not increase accordingly.  Barring any unforeseen, negative state or federal government regulatory changes (for example having many state governments or the federal government implement low carbon fuel standard legislation that contains provisions detrimental to corn based ethanol - similar to the regulation proposed and recently approved in California), we anticipate that the first quarter of 2009 represents a reasonable approximation of what our operating results will be (absent the implementation of the corn procurement discount program in Note 3 to our financial statements and other potential cost cutting/revenue enhancing strategies not yet implemented) until such time as the current oversupply situation in the ethanol industry is corrected.  Our ethanol marketing firm estimates that approximately 20% of the ethanol production capacity in the United States is currently shut down and that, while this has helped balance supply and demand for the ethanol that is being produced, they do not forecast an increase in ethanol margins until late 2010 or 2011.  Recently, the United States Environmental Protection Agency opened a public comment period on a request to allow ethanol blends in gasoline up to 15%.   While this would not be a mandated increase in the amount of ethanol blended with gasoline, we believe it would have a positive impact on our margin structure and help to balance the supply and demand industry wide more quickly than it could happen with the current blends of up to 10% ethanol.  In the mean time, we continue to pursue several cost cutting/revenue enhancing measures in an attempt to increase our margins and enhance the sustainability of our Plant.

Due to the going concern language contained in our December 31, 2008 audited financial statements, we have started to see some negative impact on terms from our vendors and in our ability to obtain and maintain certain bonds required for our operation.  While it has not been widespread, a few of our vendors have started to decrease our credit limits and/or require prepayment.  We have also received a 90 day notice of cancellation from the surety company that underwrites our grain warehouse and distilled spirits bonds.  We are actively pursuing new bonds but we may be forced to shut down our Plant in the unlikely event we would not be able to secure new bonds.

Revenues

Three Months Ended March 31, 2009 and 2008
Revenues decreased approximately $12.5 million during the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  Ethanol revenue decreased approximately $11.6 million and distillers grains revenue decreased approximately $900,000.  The decrease was primarily due to lower prices received for ethanol and distillers grains during 2009 along with lower volumes of ethanol and distillers grains produced and sold as we operated the Plant at a lower capacity at various times for different reasons including weather related corn supply disruptions and the current economic environment in the industry.

Ethanol revenue
As mentioned above, during the first quarter of 2009 we operated the Plant at a reduced rate compared to the first quarter of 2008.  We sold approximately 2.6 million fewer gallons of ethanol during the first quarter of 2009 as compared to the first quarter of 2008 and we received an average net price (excluding the effects of changes in ethanol related derivative instruments) that was $0.65 per gallon lower ($2.08 per gallon vs. $1.43 per gallon).  Compared to the extreme volatility experienced during the year ended December 31, 2008, ethanol prices remained fairly steady during the first quarter of 2009 with forward month Chicago Ethanol Swap closing prices trading between a low of approximately $1.50 and a high of approximately $1.66.  Gains and losses related to our hedging activities are recorded in revenue.  We did not have any ethanol related hedging activity during the first quarter of 2009 but we recognized a loss of approximately $1.7 million related to ethanol hedging activities during the first quarter of 2008.  Including the effect of our ethanol hedging activities, our average price per gallon of ethanol sold was $1.96 during the three months ended March 31, 2008.

Distillers grains revenue
We sold approximately 9,200 fewer tons of dried distillers grains with solubles (“DDGS”) and the same number of tons of modified distillers grains (“DMWG”) during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  We contract all of our DMWG locally and need to produce a certain amount of that product in order to most efficiently utilize the steam generated from our boiler for the production of ethanol, DDGS and DMWG.  By contracting with local farmers and feedlots for sales of our DMWG we ensure that we have a market for our product and maintain what we consider to be close to the best mix of products produced for our operation.  Since we did run the Plant at a slower rate in the first quarter of 2009, the decrease in the production of distillers grains came in the DDGS product as we had to produce a certain amount of DMWG to meet our contract obligations.  During the first quarter of 2009, the price we received for our DDGS was higher than the price we received for our DMWG when compared on a dry matter basis.  In this instance having our DMWG product contracted had a negative impact on our overall revenue from distillers grains.  Under normal operating conditions, however, we believe contracting and having the local market for our DMWG product provides the best results for the Plant.  The price of distillers grains typically increases or decreases with the price of corn.  However, even though corn prices were lower during the first quarter of 2009 as compared to 2008, we received a higher average price for our DDGS product during this period ($138.28 per ton vs. $127.31 per ton).  The increase in price for our DDGS is due to our Plant being able to capture a premium to market prices due to the location of our Plant and the quality of our product.  The average price we received for DMWG during the first quarter of 2009 was consistent with the average price we received during 2008 ($51.20 per ton vs. $51.47 per ton).

Revenues – Prospective Information

Ethanol revenue – because ethanol is a market driven commodity, ethanol prices are very hard to predict.  Based on recent trends, we anticipate the price of ethanol to follow the price of corn.  However, this is only a prediction on our part based on the knowledge and resources we have available today.  There is a great amount of uncertainty in the market place regarding whether any of the production capacity that is currently shut down will come back on-line, the impact of negative public perception of the ethanol industry, the impact of the current global economic crisis and its effect on commodity prices, the possible repeal and/or reduction of federal ethanol supports and the possible enactment at the state or federal level of low carbon fuel standards that may negatively impact ethanol.  Our Plant could face additional negative impacts from low carbon fuel standards since we use coal as our main fuel source.  Based on the low carbon fuel standard regulation proposed and approved by the California Air Resources Board, we believe that ethanol produced at our Plant would not be allowed to be sold in that state.  The regulation approved in California is not mandated to go into effect until 2011.  We cannot predict whether other states, or the federal government, may try to enact legislation similar to the regulation approved by the California Air Resources Board.  One potential government action that we believe could have a positive impact on ethanol prices is a request being considered by the United States Environmental Protection Agency to allow blends of up to 15% ethanol in gasoline.  We believe this would help balance the supply and demand in the industry as a whole more quickly and potentially have a positive impact on ethanol prices.  Please see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information on risk factors that may affect our ethanol revenues.

Distillers grains revenue – distillers grains are also a market driven commodity which makes the price very hard to predict.  The price of distillers grains, both DDGS and DMWG, tends to follow the price of corn.  We expect the average price we receive for our DDGS product to decrease by approximately $10 - $15 per ton (from our first quarter 2009 average price) during the April – September time frame as demand for this product decreases due to cattle being put out to pasture.  As of April 30, 2009 we have just started the process of contracting our DMWG product for the 2009 – 2010 season and, due to a change in the contract pricing index, anticipate an increase in our revenue of approximately $5 - $10 per ton compared to our first quarter 2009 average price of approximately $51 assuming corn prices stay comparable to the first quarter of 2009.  At this point we cannot predict whether our customers will be receptive to this new contract but we believe we will be successful in implementing these changes and increasing our sales price for DMWG due to our product quality and consistency.

Cost of Sales

Three Months Ended March 31, 2009 and 2008
Our overall Cost of Goods Sold decreased by approximately $6.8 million during the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  Some key components of our cost of goods sold structure have decreased during the first quarter of 2009 as compared to the first quarter of 2008.
•
Denaturant costs - while we did use approximately 85,000 fewer gallons due to our reduced production rates and new regulations that limit the amount of denaturant we can blend with ethanol, we also experienced a price decrease of approximately $1.20 per gallon during the first quarter of 2009 as compared to 2009 ($1.32 per gallon vs. $2.53 per gallon).  Some of the decrease was related to falling gasoline prices but a portion of the decrease is also related to negotiating a price index that resulted in a lower price to our Plant.  The decrease in denaturant prices resulted in an approximate savings of $300,000 during the first quarter of 2009.

•
Coal costs - the successful start up of our coal unloading facility in October 2008 has also improved our cost structure as we experienced a decrease in our coal costs of approximately $11.50 per ton in the first quarter of 2009 compared to the first quarter of 2008 ($40.50 per ton vs. $52.00 per ton).  We used approximately 20,400 tons of coal during the first quarter of 2009 which amounts to a savings of approximately $235,000.

•
Corn costs - our corn costs were also lower in the first quarter of 2009 compared to the first quarter of 2008 as market prices for corn were lower.  Our average cost per bushel, net of hedging activities ($133,000 loss) and write down of firm purchase commitments in accord with the lower of cost or market valuation, was approximately $3.82 per bushel and $4.00 per bushel for the three months ended March 31, 2009 and 2008, respectively.  Similar to ethanol prices, corn prices during the first quarter of 2009 remained relatively constant when compared to the volatility experienced during 2008.  During the first quarter of 2008, corn prices were rising as part of the increase that led to the eventual peak in many commodity prices in late June/early July 2008.  The corn that we had under contract at March 31, 2009, while very near market prices, was still approximately $.20 per bushel higher than market, on average.  This resulted in a write off of approximately $274,000 in the first quarter of 2009.

Our other cost of goods sold items remained fairly constant between the first quarter of 2009 and the first quarter of 2008 with the exception of our electricity costs.  Our electric rates for 2009 increased approximately 18% per kilowatt hour compared to 2008 which resulted in an increase in costs of approximately $60,000.

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

Corn cost
Because corn is a market driven commodity, corn prices are very hard to predict.  We anticipate that, for as long as the current oversupply situation exists in the ethanol markets, the spread between corn and ethanol will tend to remain fairly constant over a period of time and not allow our Plant to operate at a positive cash flow.  Based on our corn procurement strategies we anticipate that our corn costs will remain near market prices.  We expect that our corn prices will tend to be slightly higher than market prices in a declining corn market and slightly under market prices in a rising corn market as we do have to enter into fixed price contracts for at least a portion of our production needs to ensure an adequate supply of corn to our Plant.  Due to the restrictions placed on our hedging program by our Bank, we will be evaluating ways to limit the amount of corn purchased under fixed price contracts as we can no longer use futures and options as a hedge against our long corn position.  This may have an adverse impact on our corn costs in the future.

We track the estimated cash flow level of the Plant, excluding working capital changes and borrowing activity, based on our actual corn and ethanol prices and the average of market corn and ethanol prices during a given month.  Recent history has shown that, if we could have procured corn at market prices and sold ethanol at market prices our Plant would have had a negative cash flow of approximately $0.07 per gallon or roughly $0.25 per bushel.  In an effort to increase the long-term viability of our Plant we are exploring ways of partnering with our corn suppliers to possibly purchase corn, at a discount to market prices, in exchange for future incentives to be paid in the future, to those suppliers that participate in the program, if the Plant were able to operate with positive cash flows sufficient enough to support the incentive payments along with applicable debt service.  We have received some positive initial feedback to this concept from our corn suppliers and are working through the details of how the program would work.

Energy and chemical needs
While we do have contracts in place for our main energy inputs in an effort to mitigate future price increases for coal, water, electricity, natural gas and chemicals, we have experienced an increase in our electric rates and our chemical supply contract is subject to market pricing.

Coal cost
We have a contract in place for our coal needs in an effort to mitigate potential price increases.  Our current contract runs through December 31, 2009.  We anticipate negotiating a new coal supply contract with our coal supplier later this year but cannot predict what the new pricing will be at this time.  We anticipate that the lower coal costs we experienced in the first quarter of 2009 will continue throughout 2009.

Chemical and Denaturant costs
We have recently experienced a decrease in the prices of some of the chemicals we use in our production.  Chemical prices increased during the first half of 2008 as commodity prices increased and then also decreased during the last half of 2008 and early 2009 as commodity prices decreased.  We do not anticipate major price increases for chemicals during the second quarter of 2009 but anticipate that we may see some price increases in commodity prices such as oil, gasoline and natural gas which could have a negative impact on our chemical costs.

General and Administrative

Three Months Ended March 31, 2009 and 2008
General and administrative costs for the three months ended March 31, 2009 were approximately $35,000 higher than the comparable period in 2008.  The increase is primarily due to the accrual of an estimated $150,000 fee associated with the Agreement entered into with the Bank.  The higher costs were partially offset by a decrease in the variable portion of our management fees which is based on our net income.  Since we had a net loss for the first quarter of 2009, the variable portion of our management fees was $0 during the first quarter compared to approximately $114,000 for the first quarter of 2008.  There were many other small variances within our general and administrative costs but none were significant.

General and Administrative - Prospective
As our operation has matured, we have started to perform more tasks in house where we previously relied on assistance from outside counsel including legal, accounting and consulting.  For the rest of 2009, we anticipate those types of general and administrative costs to remain consistent with 2008 but cannot be certain that these goals will be met due to our changing business climate.  We anticipate property taxes to be higher the rest of 2009 as this year represents the second year of a five year phase out of our property tax exemption.

Interest Expense

Three Months Ended March 31, 2009 and 2008
Our net interest expense for the three months ended March 31, 2009 and 2008 was approximately $1.3 million and $2.4 million, respectively.  Our interest expense is made up of three components: interest expense on long-term debt, fluctuations in the market value of our interest rate swaps and amortization of deferred financing costs.  Interest expense on long-term debt and amortization of deferred financing costs totaled approximately $642,000 and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.  The main reason for the lower interest expense is lower interest rates.  Our interest rates are primarily based off of one month and three month LIBOR rates which have decreased significantly due to the financial crisis.  We recognized losses on the change in market value of our interest rate swaps of approximately $146,000 and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.  The increased loss on the market value of our swaps was also caused by the decrease in interest rates.  We also wrote off the remaining book balance of our deferred financing costs (approximately $517,000) in the first quarter of 2009.  The write-off is a result of not receiving a waiver of the loan covenant violations that existed as of March 31, 2009, management’s projections indicating projected loan covenant violations for the rest of 2009 and uncertainties regarding the long-term viability of our Credit Agreement with the Bank.  Our scheduled amortization for the quarter would have resulted in approximately $50,000 of amortization expense.

We anticipate that our interest costs may increase during the rest of 2009 as a result of the proposed Agreement we are negotiating with the Bank.  The proposed Agreement calls for a minimum interest rate of 6% and the variable rates on our notes are currently around 4.50%.  Even without this interest rate floor, we anticipate it to be more likely that rates will increase rather than decrease as rates are currently very close to 0%.  We would anticipate that an increase in the interest rate used to calculate the value of our interest rate swaps to have a positive impact on our net income.  These expected higher interest rates will be offset, in part, by lower amortization expense due to the write-off of the remaining balance of our deferred financing costs in the first quarter of 2009.

Other Income (Expense), Net
We recognized other income of approximately $42,000 and $170,000 during the three months ended March 31, 2009 and 2008, respectively.  The decrease in other income is primarily related to lower interest income during the first quarter of 2009 as we had less cash on hand earning interest in money market accounts.  Also, during the first quarter of 2008 we had some other income from performing some outside consulting work at another Plant that was not on-going and not repeated during the first quarter of 2009.  We do anticipate receiving some funds from the North Dakota Ethanol Incentive program during the rest of 2009 but cannot accurately predict the amount.  We expect that the amount received will be significantly less than the amount received during 2008 due, in part, to the funding status of the program.  There currently are no funds available for distribution but we anticipate the program to receive funds during June or July 2009.  The amount available for distribution will be significantly less than last year.

Liquidity and Capital Resources

Statement of Cash Flows	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Cash flows provided by operating activities	$1,315,199	$5,418,139
Cash flows used in investing activities	(4,503)	(207,463)
Cash flows provided by (used in) financing activities	1,250,993	(880,939)

Cash Flows

During the first quarter of 2008, net income before depreciation and amortization was a significant contributor to cash flows from operating activities.  During the first quarter of 2009, the net loss before depreciation and amortization was approximately a break even and not a significant contributor to cash flows from operating activities.  The changes in cash flows from operating activities generally follow the results of operations as discussed in “Results of Operations for the Three Months Ended March 31, 2009 as Compared to the Three Months Ended March 31, 2008” and also are affected by changes in working capital.

Three Months Ended March 31, 2009 and 2008

Operating activities

Cash flows provided by operating activities during the three months ended March 31, 2009 decreased approximately $4.1 million from the comparable period, primarily as a result of a net decrease in our net income of approximately $4.8 million.  A net positive change in cash flow between the two periods from changes in working capital items of approximately $2.4 million (primarily due to a decrease in corn inventories), along with a net positive change in cash flow between the two periods of $517,000 from an increase in amortization expense of due to the write-off of deferred financing costs in the first quarter of 2009 was largely offset by a negative change in cash flow between the two periods related to two noncash items – the market value of our interest rate swaps and the loss on firm purchase commitments.

Investing activities

Cash flows used in investing activities decreased by approximately $200,000 during the three months ended March 31, 2009 as compared to 2008.  The decrease was primarily related to lower cash outflows related to our investment in RPMG as we made a down payment of $105,000 during the first quarter of 2008 along with lower capital expenditures during the first quarter of 2009 as we received approximately $50,000 in sales tax refunds that will decrease the cost of our Plant.

Financing activities

Cash flows provided by financing activities increased approximately $2.1 million from the comparable period in 2008.  The increase is primarily related to borrowing $2.5 million during the first quarter of 2009 of the amount paid down on our Long-Term Revolving Note during 2008.

Capital Expenditures

We do not anticipate any significant capital expenditures during 2009.

Capital Resources

We are subject to a number of covenants and restrictions in connection with our credit facilities, including:

•	Providing the Bank with current and accurate financial statements;

•	Maintaining certain financial ratios including minimum net worth, working capital and fixed charge coverage ratio;

•	Maintaining adequate insurance;

•	Making, or allowing to be made, any significant change in our business or tax structure; and

•	Limiting our ability to make distributions to members.

We have been notified by FNBO that we were in violation of certain of the covenants in our loan agreements at March 31, 2009.  These include the covenants requiring a minimum working capital balance, minimum net worth and a minimum fixed charge coverage ratio.  The Company has not been granted a waiver of these violations by the Bank.  The Company is in the final stages of negotiating an Agreement with the Bank for the waiver of its next two scheduled quarterly principal payments (April 16, 2009 and July 16, 2009).  Under the terms of the proposed Agreement, the Bank would reserve its rights to enforce its remedies under the terms of the construction loan agreement.  For further information please see the discussion in Note 3 to the Notes of our unaudited condensed financial statements in this Quarterly Report.

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

As of May 14, 2009, we had available capital (cash plus borrowing capacity) of approximately $9.1 million.  This included $5.6 million of cash on hand and $3.5 million of capacity under our Line of Credit.  Our available capital does not include $4.2 million that has been aside in conjunction with amounts withheld from Fagen, Inc. as described in Note 11 to our Financial Statements in this Quarterly Report (the $4.2 million includes interest earned on the balance as well as a small amount owed to another third party).  Taking into account the relief provided by the waiver of our quarterly principal payments for April 2009 and July 2009 under the terms of the proposed Agreement with FBNO along with current market conditions we anticipate that we will have available capital to operate our business through the end of 2009 but that the level of available capital that we have left may be insufficient to sustain operations through the first quarter of 2010.

If market conditions worsen, we may not be able to fund our operations from existing cash flows and existing lines of credit during 2009.  Our Bank has also indicated that they may seek to reduce the borrowing capacity on our Line of Credit, when it is up for renewal in July 2009, and the proposed Agreement places restrictions that required Bank approval on advances on the Line of Credit.  We are currently in violation of our loan covenants and are projecting that we will be in violation of certain of our loan covenants for the rest of 2009 and into 2010.  While the Bank has not yet declared us in default, they could do so at any time.  Due to these uncertainties, we are exploring whether we can obtain additional debt financing or renegotiate the amortization of our existing long-term notes.  We are also asking our members to adopt an Amended and Restated Member Control Agreement that would eliminate existing restrictions on the level of membership approval needed to issue new membership units in our Company.  As previously mentioned, we are also trying to implement a corn procurement strategy that we feel would positively impact our cash flow.  There is no guarantee we will be successful in any of these ventures.

During January 2009, we borrowed $2.5 million of the approximate $3.5 million of available borrowing capacity we had on our Long-Term Revolving Note.  We borrowed the remaining approximately $1 million of capacity on this note during April 2009.

Short-term Debt Sources

We have a $3.5 million line of credit with the Bank.  The line of credit matures during July 2009 and, as mentioned above, the Bank has indicated they may decrease the capacity of the line of credit and/or restrict advances to certain approved uses.  Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over the one-month LIBOR rate, which totaled 3.80625% and 6.2175% at March 31, 2009 and 2008, respectively.  We had no outstanding borrowings on the revolving promissory note as of March 31, 2009 and December 31, 2008.

Long-Term Debt Sources

We had four long-term notes with the Bank (collectively the “Term Notes”) in place as of March 31, 2009.  The Term Notes are secured by substantially all of our assets.  Three of the notes were established in conjunction with the termination of the original construction loan agreement (the “Construction Loan”) on April 16, 2007.  The fourth note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when we entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The Construction Loan requires us to maintain certain financial ratios and meet certain non-financial covenants.  Each note has specific interest rates and original terms as described below.  The terms of the Term Notes may be modified by the proposed Agreement being negotiated with First National for the waiver of principal.  Due to the Bank allowing the Company to forgo the April 16, 2009 payment based on the terms of the proposed Agreement and the proximity to which the Company believes a final Agreement will be executed, the estimated principal payment amounts shown below reflect the terms of the proposed Agreement. Please refer to Note 6 to the Notes of our unaudited Condensed Financial Statements, in this Quarterly Report, for a listing of the proposed terms of the Agreement. If, for any reason, the Company is not successful in entering into the Agreement, the estimated principal amounts shown below would change accordingly.

Fixed Rate Note

The fixed rate note (the “Fixed Rate Note”) had a balance outstanding of $24.1 million and $24.7 million at March 31, 2009 and December 31, 2008, respectively.  Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate.  The interest rate is reset on a quarterly basis.  The rate was 4.0825% and 7.055% as of March 31, 2009 and 2008, respectively.  Remaining quarterly principal payments range from approximately $530,000 to $650,000, beginning in October 2009, with a final principal payment of approximately $17.7 million due in April 2012.

Variable Rate Note

During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the fourth amendment to the loan agreement.  The Variable Rate Note had a balance of approximately $2.5 million and $3 million at March 31, 2009 and December 31, 2008, respectively.  Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate.  The interest rate is reset on a quarterly basis.  As of March 31, 2009 and 2008, the rates charged were 4.4825% and 7.455%, respectively.  Remaining principal payments are to be made quarterly according to the terms of the Construction Loan as amended by the fourth amendment to the Construction Loan.  The amendment calls for quarterly payments of $634,700 applied first to interest on the long-term revolving note (“Long-Term Revolving Note”), next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note.  Based on the interest rate floor of 6% set in the proposed Agreement, and the current balance of the Long-Term Revolving Note, the Company estimates that the remaining Variable Rate Note will be paid off in January 2011.  The Company anticipates the quarterly principal payments to range from approximately $447,000 per quarter in October 2009 to approximately $475,000 in January October 2010, with a final payment of approximately $185,000 in January 2011.

Long-Term Revolving Note

The Long-Term Revolving Note had a balance of $8.9 million and $6.4 million at March 31, 2009 and December 31, 2008, respectively.  The remaining $1.1 million of capacity was borrowed on this note in April 2009.  Interest is charged at 3.4% over the one-month LIBOR rate with payments due quarterly. The interest rate is reset monthly.  As of March 31, 2009 and 2008, the rates charged were 3.80625% and 6.2175%, respectively.  The maturity date of this note is April 2012.

December 2007 Fixed Rate Note

The December 2007 Fixed Rate Note was created by the fourth amendment to the Construction Loan as noted above.  As of March 31, 2009 and December 31, 2008, the balance outstanding on this note was approximately $9.0 million and $9.2 million, respectively.  Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate.  The interest rate is reset on a quarterly basis.  As of March 31, 2009 and 2008, the rates charged were 4.4825% and 7.455%, respectively.  Principal payments are to be made quarterly according to repayment terms of the Construction Loan, ranging from approximately $196,000 to $233,000, from October 2009 to January 2012, with a final principal payment of approximately $6.8 million at April 2012.

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

We recognized unrealized losses related to these interest rate swaps of approximately $146,000 and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.  Net settlement payments of approximately $20,000 and $0 were recorded for the three months ended March 31, 2009 and 2008, respectively.

Letters of Credit

The Construction Loan provides for up to $1,000,000 in letters of credit with the Bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012.  The Construction Loan requires us to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. In addition, as of March 31, 2009, we have one outstanding letter of credit for $137,000 for capital expenditures for natural gas services with Montana-Dakota Utilities Co.

Subordinated Debt

As part of the Construction Loan, we entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 6.4825% at March 31, 2009) and is due and payable subject to approval by the senior lender, the Bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in April 2012. As of March 31, 2009, the outstanding amount on these loans was $5,525,000.  Due to the uncertainties noted above, these amounts are also shown as a current liability on our balance sheet at March 31, 2009 and December 31, 2008.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of May 14, 2009:

Contractual Obligations	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *	$61,624,579	$5,943,513	$16,639,089	$39,041,977	$	―
Capital leases	92,910	61,701	31,209	―		―
Operating lease obligations	1,778,310	489,660	941,650	347,000		―
Corn Purchases **	7,905,800	7,905,800	―	―		―
Coal purchases	966,600	966,600	―	―		―
Water purchases	3,087,600	398,400	796,800	796,800		1,095,600
Total	$75,455,799	$15,765,674	$18,408,748	$40,185,777		$1,095,600

* - Long-term debt obligations shown in this table are based on the scheduled payments contained in the Term Notes including the effects of the waiver of principal provided for in the proposed Agreement.  Amounts have been determined assuming the interest rate floor in the Agreement disclosed above in the “Long-Term Debt Sources” section for the Long-Term Revolving Note and Variable Rate Note.  Used the rates fixed in the interest rate swap agreements (see “Interest Rate Swap Agreements” section above) for the Fixed Rate Note and December 2007 Fixed Rate Note, respectively which should account for possible net cash settlements on the interest rate swaps.  This schedule takes into account the borrowing of the remaining approximately $1 million of borrowing capacity on the Long-Term Revolving Note that occurred in April 2009.  These amounts do not take into account any effect of possibly being declared in default of our loan agreement.
** - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of March 31, 2009 for basis contracts that had not yet been fixed.

Grants

There has been no change in the repayment status of our grant from the North Dakota State Industrial Commission (totaling $275,000) during the first quarter of 2009.  We did not receive any funds during the first quarter of 2009 or 2008 from the Job Service North Dakota grant related to employee training.

North Dakota Ethanol Incentive Program

Under the program, each fiscal quarter, eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum.  The amount is capped at $1.6 million per plant per year up to a lifetime maximum of $10 million per plant.  We did not receive any funds from this program during the first quarter of 2009 or 2008.  We do anticipate receiving some funds later this year once the program again receives funding but we cannot accurately estimate the amount.  The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price average as calculated below:

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

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include the carrying amount of property, plant and equipment; valuation allowances for inventory and purchase commitments of inventory; and valuation of derivative instruments. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3  and Note 5 of the Notes to the unaudited condensed financial statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2009.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and construction term notes which bear variable interest rates. Approximately $17 million of our outstanding long-term debt is not covered under an interest rate swap and is at a variable rate as of March 31, 2009.  We anticipate that a hypothetical 1% change in interest rates, from those in effect on March 31, 2009, would change our interest expense by approximately $170,000 on an annual basis.  In order to achieve a fixed interest rate on the construction loan and reduce our risk to fluctuating interest rates, we entered into an interest rate swap contract that effectively fixed the interest rate at 8.08% on approximately $27.6 million of the outstanding principal of the construction loan.  We entered into a second interest rate swap in December 2007 and effectively fixed the interest rate at 7.695% on an additional $10 million of our outstanding long-term debt.  The interest rate swaps are not designated as either a cash flow or fair value hedge.  Market value adjustments and net settlements are recorded in interest expense.  We anticipate that a hypothetical 1% change in interest rates, from those in effect on March 31, 2009, would change the fair value of our interest rate swaps by approximately $700,000.

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol.  A trend has developed where ethanol and corn prices appear to be “linked,” meaning that as corn prices move up or down, ethanol prices also move up or down accordingly.  Over the last 18 months, corn and ethanol prices have generally maintained a spread that has been large enough to allow plants to operate at a positive cash flow level.  This changed during the month of December 2008 when corn prices increased approximately $1 per bushel but ethanol prices did not increase accordingly.  This also happened during March 2009 when corn prices increased approximately $0.50 per bushel but ethanol prices did not increase accordingly.  This “delinking” of corn and ethanol prices had the effect of decreasing the spread between corn and ethanol prices to the point where, we believe, many plants are operating at a negative cash flow level.  Both after December 2008 and March 2009, corn and ethanol prices became “linked” again and started to move in tandem.  We have come to believe that, as long as ethanol prices are following corn prices, our exposure to price changes in corn and ethanol is greatest when we have locked in a price for these commodities through fixed price contracts.  Accordingly, we changed our hedging strategy in late 2008 in reaction to this trend.  If this trend changes, it may warrant another change in our current hedging strategy.  We have been in negotiations with our Bank related to the proposed Agreement for the waiver of principal payments.  As part of those negotiations, our Bank has asked that we no longer engage in using short positions to offset our long corn position.  In response to this change in hedging strategy, we are exploring ways to minimize our long corn position as much as possible and still efficiently operate our Plant and ensure that we have a sufficient supply of corn to operate the Plant.

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

As of March 31, 2009 we had approximately 1.4 million bushels of corn under fixed price contracts.  We had accrued a loss on firm purchase commitments of approximately $274,000 related to these bushels as average fixed price of these contracts was approximately $0.20 above market value.  We would expect a $0.10 change in the price of corn to have an approximate $140,000 impact on our net income.

While we have previously used ethanol swap contracts to lock in a price for a small portion of our ethanol production, we do not anticipate using these types of contracts during 2009 but may use them, if we believe it will produce positive results for the Plant and we receive the approval of our Bank to use these contracts.  It is the position of RPMG (our ethanol marketing company) that, under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of March 31, 2009 and December 31, 2008, we had investments of $315,000 and $447,000 in corn derivative instruments, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2009, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. “Risk Factors” are conditions that may cause investment in our Company to be speculative or risky. In light of developments during the first quarter of fiscal 2009, we have decided to update our Risk Factors as set forth below. Other than these updates, we are not currently aware of factors other than those set forth in our Annual Report on Form 10-K that would have a foreseeable effect on the level of risk associated with investment in our Company; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc., related to the coal combustor.
The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc. (“Fagen”), due to punch list items which are not complete as of May 14, 2009 and problems with the coal combustor. The punch list is an item that must be complete under the terms of the Design-Build Agreement in order for the Company to sign off on Final Completion and authorize payment of the $3.9 million.  In addition to a number of other punch list items, the Design-Build Agreement specified that the coal combustor would operate on lignite coal; however, the coal combustor did not run consistently on lignite and the Company has suffered plant shut-downs as a result. The Company continues to work with Fagen and its subcontractors on these issues; however, there is no assurance that any potentially agreed upon solution would solve the problems for $3.9 million or less, if at all. There is also no assurance that Fagen and its subcontractors will agree on any solution or even agree that the problem is their responsibility to correct. If Fagen disputes the withholding of the $3.9 million and demands payment, the Company may be forced to pay the $3.9 million and there would be no assurance that the punch list items would be completed or that the coal combustor would be able to use lignite coal.

Our level of indebtedness may adversely affect our ability to react to changes in our business, and we may be limited in our ability to refinance our existing debt or use debt to fund future capital needs. We have a substantial amount of indebtedness.  As a result of our substantial debt, demands on our cash resources are higher than they otherwise would be which could negatively impact our business, results of operations and financial condition.  As a result of our substantial indebtedness, we may be more vulnerable to general adverse economic and industry conditions. We may find it more difficult to obtain additional financing to fund future working capital, capital expenditures and other general operating requirements. We will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, reducing the available cash flow to manage our corn and ethanol price risk, fund operations or make capital expenditures. We may have a competitive disadvantage relative to other companies in our industry with less debt.  We may also experience decreases in our regular trade credit from vendors which could adversely impact our cash flow if we need to start prepaying for items we have been able to purchase on trade credit in the past.  In early 2007, a crisis began in the sub prime mortgage sector, as a result of rising delinquencies and credit quality deterioration, and has subsequently spread throughout the credit market. There can be no assurances that this credit crisis will not worsen or impact our availability and cost of debt financing including with respect to any refinancings.

We have not been granted a waiver of loan covenant violations that occurred as of March 31, 2009 which gives the Bank the ability to exercise their rights under the terms of our construction loan agreement.  We have been notified that we were in violation of certain of our loan covenants as of March 31, 2009.  The Bank has not granted a waiver of those covenant violations.  We are in the final stages of negotiating an Agreement with the Bank for the waiver of our next two quarterly principal payments (April 16, 2009 and July 16 2009) however, under the terms of the proposed Agreement, the Bank would reserve its rights under the terms of the construction loan agreement during this period.  This means that the Bank could call our notes due and payable at any time and could sell all the assets of the Company to satisfy our outstanding loan obligations.

Approval of a Low Carbon Fuel Standard (“LCFS”) by the California Air Resources Board (“CARB”) may have a negative impact on our ability to market our ethanol in California.  The CARB recently passed a LCFS, which sets standards for the carbon intensity of fuels used in the state starting in 2011.  Certain provisions of the LCFS, which are not yet final, have the potential to ban ethanol produced at our Plant from being sold in California.  While we believe there may be some negative impact to our sales from the approval of the LCFS in California, we believe we will still be able to market all the ethanol produced by our Plant.  If more states, or the federal government, adopt similar provisions it could have a severe negative impact on our ability to sell all of the ethanol produced at our Plant.

We have received 90-day cancellation notices from the insurer that provided our Grain Warehouse Bond and our Distilled Spirits Bond.  Both of these bonds have been cancelled by our insurer effective in July 2009.  If we cannot find an insurer to replace these bonds we will be forced to shut down our Plant.  As of May 14, 2009 we had not yet been able to find an insurer to replace these bonds.  We are working to find a resolution to this issue.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

While we have not been declared in default of our construction loan agreement by FNBO, we have been notified that we are in violation of certain loan covenants as of March 31, 2009.  Please see Note 3 and Note 6 to our unaudited condensed financial statements in this Quarterly Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date: May 15, 2009	By:	/s/ Mick J. Miller
Mick J. Miller
President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Mark E. Klimpel

Mark E. Klimpel
Chief Financial Officer

EXHIBIT INDEX

RED TRAIL ENERGY, LLC
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

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