Form 10-Q
period 2009-06-30
RED TRAIL ENERGY, LLC
filed 2009-08-14
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
☐ Yes ☑ No

As of August 14, 2009, the Company has outstanding 40,193,973 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
JUNE 30, 2009

PART I — FINANCIAL INFORMATION

Item 1. – Condensed Financial Statements

RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash and equivalents	$9,026,862	$4,433,839
Restricted cash - collateral	750,000	―
Derivative instruments, at fair value	―	447,739
Accounts receivable	5,056,997	2,697,695
Inventory	4,417,298	3,353,592
Prepayments of corn purchases	―	4,398,046
Prepaid expenses	184,158	41,767
Total current assets	19,435,315	15,372,678

Property, Plant and Equipment
Land	351,280	351,280
Plant and equipment	79,191,700	79,898,657
Land improvements	3,939,294	3,939,294
Buildings	5,312,995	5,312,995
Construction in progress	―	33,679
	88,795,269	89,535,905

Less accumulated depreciation	14,495,449	11,525,863
Net property, plant and equipment	74,299,820	78,010,042

Other Assets
Debt issuance costs, net of amortization	―	567,385
Investment in RPMG	605,000	605,000
Patronage equity, at fair value	192,207	116,296
Deposits	80,000	80,000
Total other Assets	877,207	1,368,681

Total Assets	$94,612,342	$94,751,401

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$51,352,997	$49,063,201
Accounts payable	7,334,901	5,720,764
Accrued expenses	2,238,363	1,845,101
Accrued loss on firm purchase commitments	695,000	1,426,800
Interest rate swaps, at fair value	2,512,004	2,861,530
Total current liabilities	64,133,265	60,917,396

Other Liabilities
Contracts payable	275,000	275,000

Commitments and Contingencies

Members' Equity	30,204,077	33,559,005

Total Liabilities and Members' Equity	$94,612,342	$94,751,401

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended June 30, 2009 (Unaudited)	Quarter Ended June 30, 2008 (Unaudited)	Six Months Ended June 30, 2009 (Unaudited)	Six Months Ended June 30, 2008 (Unaudited)
Revenues
Ethanol, net of derivative fair value changes	$19,462,830	$30,671,979	$36,366,832	$59,168,966
Distillers grains	4,170,001	5,020,336	8,161,612	9,943,354
Total Revenue	23,632,831	35,692,315	44,528,444	69,112,320

Cost of Goods Sold
Cost of goods sold, net of changes in fair value of derivative instruments	21,659,717	29,043,731	40,051,075	55,295,207
Loss on firm purchase commitments	421,000	―	695,000	―
Lower of cost or market adjustment for inventory on hand	476,000	―	1,243,000	―
Depreciation	1,470,664	1,416,794	2,940,883	2,832,540
Total Cost of Goods Sold	24,027,381	30,460,525	44,929,958	58,127,747

Gross Margin (Deficit)	(394,550)	5,231,790	(401,514)	10,984,573

General and Administrative	701,337	919,333	1,482,346	1,665,929

Operating Income (Loss)	(1,095,887)	4,312,457	(1,883,860)	9,318,644

Interest Expense	566,216	(62,661)	1,871,438	2,377,144

Other Income, net	402,450	688,926	444,671	858,743

Net Income (Loss)	$(1,259,653)	$5,064,044	$(3,310,627)	$7,800,243

Wtd Avg Units Outstanding - Basic	40,189,028	40,173,973	40,189,001	40,173,973

Net Income (Loss) Per Unit - Basic	$(0.03)	$0.13	$(0.08)	$0.19

Wtd Avg Units Outstanding - Diluted	40,189,028	40,228,973	40,189,001	40,228,973

Net Income (Loss) Per Unit - Diluted	$(0.03)	$0.13	$(0.08)	$0.19

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2009 (Unaudited)		Six months ended June 30, 2008 (Unaudited)
Cash Flows from Operating Activities
Net income (loss)		$(3,310,627)		$7,800,243
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation		2,969,586		2,859,759
Amortization and write-off of debt financing costs		567,385		100,512
Change in fair value of derivative instruments		447,739		3,124,463
Change in fair value of interest rate swap		(682,827)		33,197
Equity-based compensation		3,334		10,000
Equity-based compensation non-cash write-off		(52,635)		―
Noncash patronage equity		(75,911)		―
Unrealized loss on firm purchase commitments		(731,800)		―
Changes in assets and liabilities
Accounts receivable		(2,359,302)		(1,407,594)
Inventory		(1,063,706)		(619,579)
Prepaid expenses		4,255,655		(54,857)
Accounts payable		1,742,108		(1,145,567)
Accrued expenses		393,262		1,932,602
Cash settlements on interest rate swap		333,301		73,715
Net cash provided by operating activities		2,435,562		12,706,894
Cash Flows from Investing Activities
Investment in RPMG		(127,971)		(273,734)
Refund of sales tax on fixed assets		753,386		―
Capital expenditures		(12,750)		(714,066)
Net cash provided by (used in) investing activities		612,665		(987,800)
Cash Flows from Financing Activities
Debt repayments		(1,270,078)		(13,171,074)
Restricted cash		(750,000)		―
Treasury units issued		5,000		―
Proceeds from long-term debt		3,559,874		―
Net cash provided by (used in) financing activities		1,544,796		(13,171,074)

Net Increase (Decrease) in Cash and Equivalents		4,593,023		(1,451,980)
Cash and Equivalents - Beginning of Period		4,433,839		8,231,709
Cash and Equivalents - End of Period		$9,026,862		$6,779,729

Supplemental Disclosure of Cash Flow Information
Interest paid		$1,434,732		$2,477,864

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Capital expenditures included in accounts payable	$	―		$489,729
Write-off of debt issuance costs		$517,823	$	―
Investment in RPMG included in accounts payable		$127,971		$331,266

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment; valuation of derivatives, inventory, patronage equity and purchase commitments; analysis of intangibles impairment, the analysis of long-lived assets impairment and other contingencies.  Actual results could differ from those estimates.

Reclassifications

The presentation of certain items in the financial statements for the three and six months ended June 30, 2008 has been changed to conform to the classifications used in 2009.  These reclassifications had no effect on members’ equity, net income (loss) or operating cash flows as previously reported.

Restricted Cash

During June 2009, the Company was required to restrict cash for use as collateral on two letters of credit issued in relation to its distilled spirits and grain warehouse bonds.  As of June 30, 2009 and December 31, 2008, the total amount of restricted cash was $750,000 and $0, respectively.

Debt Issuance Costs

Debt issuance costs were amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Due to the uncertainties with our loan agreements described in Note 2 and Note 5, the Company wrote off the remaining balance (approximately $517,000) of its debt issuance costs during the first quarter of 2009.  Amortization and impairment expense totaled $0 and $567,000 (including the write-off of $517,000) for the three and six months ended June 30, 2009, respectively and $50,000 and $101,000 for the three and six months ended June 30, 2008, respectively.  The amortization and debt issuance cost impairment expense is included in interest expense.

Earnings (Loss) Per Unit

Earnings (Loss) per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Diluted units outstanding include 0 and 55,000 units as of June 30, 2009 and 2008, respectively, for the vested equivalents of restricted member units issued to management.  For the three and six months ended June 30, 2009, these equivalent units are not included in fully diluted earnings per units as their effects would be anti-dilutive.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008
Subsequent Events

The Company has evaluated subsequent events through August 14, 2009, the date which the financial statements were available to be issued.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and derivative instruments approximate their carrying value. It is not currently practicable to estimate the fair value of the Company’s long-term debt and contracts payable since the terms are uncertain as of June 30, 2009.  As such, there are no readily determinable similar instruments on which to base an estimate of fair value of each item.

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has determined that the following factors raise substantial doubt about its ability to continue as a going concern – 1.  Poor market conditions in the ethanol industry have led the Company to incur operating losses and negative operating cash flow since August 2008.  2.  The Company first violated certain of its loan covenants at December 31, 2008 and was granted a waiver of those violations by the Bank.  The Company was also found to be in violation of the same loan covenants at March 31, 2009 and June 30, 2009 and has not been granted a waiver of those violations.  3.  The Company projects that it will continue to be in violation of its loan covenants through 2009 and into 2010 and has not been granted a waiver of these projected covenant violations.  Please see the following paragraphs for a discussion of these factors.

1.  Market Conditions

The Company has incurred operating losses and negative operating cash flow since August 2008.  As of June 30, 2009, market conditions in the ethanol industry, and for the Company, have improved relative to the market conditions in place at March 31, 2009 and December 31, 2008 to the point where operating cash flows are very close to breakeven or even slightly positive.  Even with the improvement in market conditions, the Company anticipates that it will continue to incur losses but those losses should continue to decline during the third quarter of 2009 as long as current market conditions prevail or show further improvement.  The Company tracks an estimate of its margins on a daily basis based on market corn and ethanol prices.  During the last two weeks of June 2009 and through the end of July 2009, these estimated margins improved to the point where the Company would have shown a small positive cash flow purchasing market priced corn and selling market priced ethanol.

The Company has implemented certain cost saving and revenue enhancing measures to offset the poor margin conditions.  The Company is also in the process of developing a corn procurement program that would essentially allow it purchase corn at a discount to today’s market prices in exchange for an incentive to be paid in the future based on the Company’s financial performance.  The Company believes that such a program would have a positive impact on the long-term viability of its operations.

2.  Long-Term Debt

The Company received a waiver for violations of its loan covenants for the period ended December 31, 2008.  The Company has been notified by the Bank that it is in violation of certain of the covenants in its loan agreements at both March 31, 2009 and June 30, 2009.  The Company has not been granted a waiver of those violations.  While the Bank has reserved its rights to declare the Company in default of its loan agreements, as of August 14, 2009 the Bank has not declared the Company to be in default of its loan agreements and considers the Company to be in good standing with its loan agreements.  The Company is currently projecting that it will be in violation of certain of its loan covenants through 2009 and into 2010.  Due to the current and projected covenant violations, the Bank has the ability to call the Company’s debt due and payable during 2009 which has resulted in the reclassification of the Company’s long-term debt to a current liability.

The Company has maintained a good working relationship with the Bank and, as of May 28, 2009, the Company successfully negotiated an Agreement for waiver of principal payments which became the Sixth Amendment.  The Sixth Amendment allowed the Company to forgo two principal payments (April 16, 2009 and July 16, 2009) in an effort to give the Company time to implement its corn procurement program and continue to work on its cost saving and revenue enhancing strategies as well as allow time for market conditions to improve.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

The Sixth Amendment calls for the Company to make progress in three main areas – most of which had a due date of July 16, 2009.  As of the date of this filing, the Company has been notified by the Bank that it has made acceptable progress in those three main areas and is in compliance with the terms of the Sixth Amendment.  The Company is continuing to work in earnest on the corn procurement program referenced in Section 7 Item 6.3.16 of the Sixth Amendment and, if successful, anticipates having this program in place by the fourth quarter of fiscal 2009.

As part of negotiating the Sixth Amendment, the Bank restricted the Company’s ability to advance funds on its line of credit and, as of July 16, 2009 allowed the Line of Credit to expire and not be renewed. The Company is negotiating with the Bank to extend the line of credit for 90 days.  The Company has never advanced funds on its Line of Credit and does not anticipate needing to borrow against it during the next three months based on current market conditions.  However, the Company has very limited short-term capital options if a need to borrow funds on a short-term basis would arise during the next three months.

The Company has been in contact with the Bank regarding a potential restructuring of its current debt load to match the current economic reality in the ethanol industry.  The Company believes that such a restructuring would include reinstatement of a line of credit.  There is no set time line for this potential restructuring and no guarantee that it will take place but, if it were to happen, the Company anticipates it would be complete by December 31, 2009.

3.  Going Concern

The uncertainties in market conditions along with the status of the Company’s long-term debt and weakened balance sheet condition, due to losses sustained, raise substantial doubt about the Company’s ability to continue as a going concern.  Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the Bank’s participation in working through the Company’s difficult economic situation and the success of its future operations.  The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow, possibly securing additional financing or raising additional equity, and working with the Bank to structure debt payment terms that are reasonably achievable given current and applicable operating conditions.  While the Company believes in the viability of its strategies to return to a positive cash flow and, ultimately, profitability, there can be no assurances to that effect.  These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Please see Note 2 for further detail on these items along with management’s plans to mitigate the effect of these items.

2.  NATURE OF CURRENT OPERATIONS

Market Conditions

During the second quarter of 2009, corn and ethanol prices continued to trade within a relatively narrow range compared to the extremes experienced during the year ended December 31, 2008.  For example, the July corn contract closing prices for the second quarter of 2009 traded within a range that included a high of approximately $4.50 per bushel and a low of approximately $3.50 per bushel.  In comparison, corn prices during 2008 ranged from a low of roughly $4.00 per bushel to a high near $8.00 per bushel.  The last trading day of the second quarter (June 30, 2009) did see a large drop in corn prices as the United States Department of Agriculture (USDA) released its planting intentions report which showed significantly more acres of corn being planted than the trade expected.  Industry margins, while still poor, started to show improvement during the second quarter relative to the margins at March 31, 2009 and December 31, 2008.  The Company’s margins continued to improve as well due to processing corn that was valued much closer to market prices along with the continued implementation of its cost saving and revenue enhancing measures in conjunction with lower prices for some of the other main chemicals used in the production process.

During the second quarter of 2009, the Company operated with near market corn prices – the result of decreased volatility in the corn markets (aside from trading activity on June 30, 2009 as described above) and the Company’s efforts to implement a strategy to limit the number of bushels under fixed price contracts and in inventory on hand.  In connection with negotiating the Sixth Amendment, the Bank has placed restrictions on the Company’s ability to hedge its long corn position which has also led the Company to try to minimize its exposure to market volatility.  The Company believes hedging can be a valuable tool in managing its risk exposure and continues discussions with the Bank in order to restore its ability to hedge its long corn position.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

While the Company has worked to limit its exposure to market fluctuations, it does still have some exposure as evidenced by the write down recorded related to corn purchased under fixed price contracts not yet delivered as of June 30, 2009.  This write down was due, in large part, to the decrease in market prices experienced on June 30, 2009.  The Company had approximately 1.6 million bushels of corn under fixed price contracts at June 30, 2009 and recognized a write down of approximately $421,000, or $.27 per bushel during the three months ended June 30, 2009 (the corn market dropped $.30 per bushel on June 30, 2009).  The Company also recorded a lower of cost or market adjustment related to its corn inventory on hand of approximately $200,000 or $0.45 per bushel.  Due to the location of the Plant along with the logistics of corn movement in its region, the Company believes it will always have to procure a certain amount of corn under fixed price contracts to ensure an adequate supply of corn to efficiently operate the Plant.

The Company regularly calculates an estimate of the Plant’s cash flow, excluding changes in working capital and borrowing activity, using what it considers “market” prices for corn and ethanol along with the actual corn and ethanol prices experienced by the Plant.  The trend of this information started to show improvement starting in June 2009.  By the end of June 2009, this information projected that the Company would have an operating cash flow at or slightly above $0.  This indicator has floated between a small negative and small positive cash flow through July 20, 2009.  The Company believes that this indicator will continue to fluctuate between negative and positive cash flow until the current imbalance in supply and demand within the ethanol industry is stabilized.

Banking Update

•
During May 2009, the Company successfully negotiated an agreement (Sixth Amendment) for the waiver of two principal payments (April 16, 2009 and July 16, 2009) in order to gain additional time to implement certain strategies the Company believes will help return the Company to a positive cash flow.  The Sixth Amendment called for the Company to make progress on various Company initiatives.  The Company has been notified by the Bank that it has met the progress requirements and is in compliance with the terms of the Sixth Amendment.

•	The Company has approached the Bank about possibly restructuring its current long-term debt to match the current and projected market conditions in the ethanol industry.

•
The Company’s short term line of credit matured on July 16, 2009.  The Bank notified the Company that it would not renew the line of credit.  The Company does not anticipate having to borrow on its line of credit during the third quarter but has approached the Bank about possibly extending the line of credit for 90 days.

•
The Company was notified by the Bank that it was in violation of its loan covenants at June 30, 2009 and that it had not received a waiver of those covenant violations.  While the Bank has reserved its rights to declare the Company in default of its loan agreements, as of August 14, 2009, the Bank has not declared the Company in default of its loan agreements and considers the Company to be in good standing.

Company Initiatives

•
The Company was successful in its efforts to adopt an Amended and Restated Member Control Agreement which eliminates language that effectively limited the Company’s ability to raise equity capital by offering additional ownership units for sale.  The Company is in the process of registering an intrastate offering that would be used in conjunction with its corn procurement program (see below) and be offered only to North Dakota residents.

•
In an effort to mitigate the effect of anticipated continued negative (or very small positive) cash flow, the Company is in the process of developing a corn purchasing strategy that would allow it to purchase corn at a discount to current market prices in exchange for repayment of such discounted amounts and payment of future incentives, to those that participate in the program, if the Plant is able to operate with positive cash flows sufficient enough to support the payments along with applicable debt service.  The Company views this strategy as a way of partnering with its corn supply chain to enhance its prospects to remain a viable company.  The strategy is still being developed but the Company anticipates that, if successfully implemented, it will be in place during the fourth quarter of 2009.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

•
The Company successfully implemented a new price index in its Modified Distillers Grain (MDGS) contracts.  The Company prices its MDGS product based off an index to corn prices.  The new index effectively increases the selling price of its MDGS product at the same corn prices and should result in additional revenue to the Company.

•
Through various changes in its production process (and better corn quality), the Company has captured a yield increase of approximately 0.08 gallons per bushel of corn during the second quarter of 2009 vs. the first quarter of 2009.  If maintained, this higher yield would result in using approximately 600,000 fewer bushels of corn over a twelve month period which would result in an approximately $2.4 million savings if corn averaged $4 per bushel during that time.

•
The Company has increased its production rate to approximately 110% of nameplate capacity as margins have improved.  The Company continues to evaluate, on an on-going basis, the capacity at which to operate the Plant, including possibly shutting down.  At this time, the Company believes that operating the Plant at this rate, is a more favorable option than running at a reduced rate or shutting down.  The rate is being monitored in conjunction with industry margins to determine the best rate at which to operate the Plant.

•	The Company continues to evaluate other cost cutting/revenue enhancing measures.

•
As reported in its Quarterly Report on Form 10-Q for the period ended March 31, 2009, the Company had received a cancellation notice on two bonds which are required for the Company to operate.  During June 2009, the Company was able to secure replacement bonds without any interruption in its operations.

3. DERIVATIVE INSTRUMENTS

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

As of June 30, 2009, the Company had entered into interest rate swap agreements.  In the past, the Company has also used corn and ethanol derivative instruments but did not have any in place at June 30, 2009.  SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.   The Company does not currently have any derivative instruments that are designated as effective hedging instruments for accounting purposes under SFAS 133 or SFAS 161.

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

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

As of June 30, 2009, the Company did not have any outstanding contracts for the forward sale of ethanol nor did it have any outstanding corn futures or options contracts.  The Company exited all of its corn futures and options positions in April 2009 at the request of the Bank in conjunction with negotiating the Sixth Amendment.

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

At June 30, 2009, the Company had approximately $33 million of notional amount outstanding in swap agreements that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At June 30, 2009, the value of the interest rate swaps totaled approximately $2.5 million and is included in current liabilities.  These agreements are not designated as an effective hedge for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense.  The swaps mature in April 2012.

The Company recorded net settlements of approximately $313,000 and $333,000 for the three and six months ended June 30, 2009, respectively, and $0 and $74,000 for the three and six months ended June 30, 2008, respectively.  See Note 5 for a description of these agreements.

The following tables provide details regarding the Company’s derivative financial instruments at June 30, 2009:

As of and for the three months ended June 30, 2009
Derivatives not designated as hedging instruments under SFAS 133

Balance Sheet	Asset		Liability
Corn derivative instruments, at fair value	$	―	$	―
Interest rate swaps, at fair value		―		2,512,004
Total derivatives not desingated as hedging instruments under SFAS 133	$	―		$2,512,004

Statement of Operations (Income)/Expense	Location of change in fair value recognized in income	Change in fair value recognized in income during three months ended June 30, 2009	Change in fair value recognized in income during three months ended June 30, 2008	Change in fair value recognized in income during six months ended June 30, 2009	Change in fair value recognized in income during six months ended June 30, 2008
Corn derivative instruments*	Cost of Goods Sold	$(235,925)	$(3,148,099)	$(733,776)	$(5,330,387)
Ethanol derivative instruments	Revenue	―	1,451,366	―	3,232,282
Interest rate swaps	Interest Expense	(495,115)	(1,130,582)	(349,525)	106,912
Total		$(731,040)	$(2,827,315)	$(1,083,301)	$(1,991,193)

* The amount reported in Note 4 to our Quarterly Report on Form 10-Q for the period ended March 31, 2009 was inadvertently reported incorrectly as only the unrealized change in fair value of our corn derivative instruments.  The amount reported was a loss of $133,068 and should have been a gain of $497,851.  This amount was recorded and reported properly in our Condensed Statement of Operations.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008
4. INVENTORY

Inventory is valued at lower of cost or market.  Inventory values and associated lower of cost or market adjustments as of June 30, 2009 and December 31, 2008 were as follows:

Inventory values as of:	June 30, 2009	December 31, 2008
Raw materials, including corn, chemicals and supplies	$2,796,976	$1,636,631
Work in process	594,926	681,187
Finished goods, including ethanol and distillers grains	1,025,396	1,035,774
Total inventory	$4,417,298	$3,353,592

Statement of Operations (Income)/Expense	Location of change in fair value recognized in income	Change in fair value recognized in income during three months ended June 30, 2009	Change in fair value recognized in income during three months ended June 30, 2008	Change in fair value recognized in income during six months ended June 30, 2009	Change in fair value recognized in income during six months ended June 30, 2008
Corn derivative instruments*	Cost of Goods Sold	$(235,925)	$(3,148,099)	$(733,776)	$(5,330,387)
Ethanol derivative instruments	Revenue	―	1,451,366	―	3,232,282
Interest rate swaps	Interest Expense	(495,115)	(1,130,582)	(349,525)	106,912
Total		$(731,040)	$(2,827,315)	$(1,083,301)	$(1,991,193)

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price.  At the time the contracts were created, the price of the contract price approximated market price.  Subsequent changes in market conditions have caused the contract prices to become higher than market prices in effect at June 30, 2009.  Given the current price of ethanol, upon taking delivery under these contracts, the Company would incur a loss.  Accordingly the Company recorded losses on these purchase commitments of approximately $421,000 and $695,000 for the three and six months ended June 30, 2009, respectively and $0 for both the three and six month periods ended June 30, 2008.  The loss was recorded in “Loss on firm purchase commitments” on the statement of operations.  The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

As of June 30, 2009 and June 30, 2008 the Company recorded an inventory valuation impairment of $476,000 and $0, respectively, attributable primarily to decreases in market prices of corn and ethanol.  The inventory valuation impairment was recorded in “Lower of cost or market adjustment for inventory on hand” on the statement of operations.

5. BANK FINANCING

Long-term debt consists of the following:

As of	June 30, 2009	December 31, 2008
Notes under loan agreement payable to bank, see details below	$45,754,177	$43,436,721
Subordinated notes payable, see details below	5,525,000	5,525,000
Capital lease obligations (Note 7)	73,820	101,480
Total Long-Term Debt	51,352,997	49,063,201
Less amounts due within one year*	51,352,997	49,063,201
Total Long-Term Debt Less Amounts Due Within One Year	$0	$0

* - The Company is out of compliance with certain of its bank covenants as of June 30, 2009.  The Company has projected that it will not meet compliance with certain of its loan covenants throughout 2009 and it has not been able to secure a waiver from the bank for violations as of March 31, 2009, June 30, 2009 or the projected future violations.  While the Bank has reserved its rights under the Construction Loan Agreement as of August 14, 2009, the Bank has not declared the Company in default of the Construction Loan Agreement and considers the Company in good standing.  Due to the current and projected future covenant violations, however, the Company is required to show all of its debt subject to those covenant violations as a current liability.  The Company has shown the scheduled debt maturities below, absent any effects of possibly being declared in default of the Construction Loan Agreement, taking into account the terms of the Sixth Amendment and under the assumption that it will resume its scheduled note payments under the original terms of the Construction Loan Agreement in October 2009.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

Scheduled maturities for the twelve months ended June 30,
2010	$3,687,284
2011	10,699,453
2012	36,926,762
2013	39,498
2014	―
Thereafter	―
Total	$51,352,997

The Company is subject to a number of covenants and restrictions in connection with its credit facilities, including:

•	Providing the Bank with current and accurate financial statements;

•	Maintaining certain financial ratios, minimum net worth, and working capital;

•	Maintaining adequate insurance;

•	Not making, or allowing to be made, any significant change in the Company’s business or tax structure;

•	Needing Bank approval for capital expenditures in excess of $500,000; and

•	Limiting the Company’s ability to make distributions to members.

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

The Company has been notified by FNBO that it is in violation of certain of the covenants at June 30, 2009 and that it has not been granted a waiver of those violations.  These include the covenants requiring a minimum working capital balance, minimum net worth and a minimum fixed charge coverage ratio.  Please see Note 2 for further discussion of the covenant violations and future projected waiver requests.

The Company executed the Sixth Amendment to its Construction Loan Agreement with FNBO during May 2009.  The Sixth Amendment allows the Company to forgo two scheduled principal payments (April 16, 2009 and July 16, 2009).  The Company will pay any interest accrued on those dates.  Terms of the Sixth Amendment include:

•	Variable interest rates of the three month LIBOR rate plus four hundred (400) basis points with a minimum interest rate of 6%

•	Language that requires Bank approval of any advance on the Company’s Line of Credit.

•
An agreement that the Company would take the necessary steps to amend its former Member Control Agreement to allow for additional units to be issued in the Company without 100% member approval (the Company’s members approved an Amended and Restated Member Control Agreement that met the requirements of this section at the Company’s 2009 Annual Meeting of Members)

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

•	An agreement that the Company is working toward a resolution of the combustor issue with the Plant’s design builder, Fagen, Inc.

•	An agreement that the Company will work on the implementation of the corn procurement program discussed in more detail in Note 2

•	An increase in the excess cash flow provisions of the Construction Loan Agreement from 20% to 50%

•	Certain weekly and bi-weekly reporting requirements from management

•	The other terms of the Company’s loan agreements remain unchanged

Credit Agreement

In December 2005, the Company entered into a Credit Agreement with the Bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the Plant. The Construction Loan Agreement requires the Company to maintain certain financial ratios and meet certain non-financial covenants.  The Construction Loan Agreement is secured by substantially all of the assets of the Company and includes the terms as described below.  Excluding the write-off of the remaining deferred financing costs and estimated net settlements on the Company’s interest rate swaps, which is recorded as interest expense on the statement of operations, the Company incurred interest expense of approximately $743,000 and $1.3 million for the three and six months ended June 30, 2009, respectively and $944,000 and $2.1 million for the three and six months ended June 30, 2008, respectively.

Construction Loan

The Company had four long-term notes (collectively the “Term Notes” or each a “Term Note”) in place as of June 30, 2009.  Three of the Term Notes were established in conjunction with the termination of the original Construction Loan Agreement on April 16, 2007.  The fourth Term Note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when the Company entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt.  The Construction Loan Agreement requires the Company to maintain certain financial ratios and meet certain non-financial covenants.  Each Term Note has specific interest rates and terms as described below.  The estimated principal payments along with the interest rates shown below reflect the terms of the Sixth Amendment.

Fixed Rate Note

The fixed rate note (the “Fixed Rate Note”) had a balance outstanding of $24.1 million and $24.7 million at June 30, 2009 and December 31, 2008, respectively.  Interest payments are made on a quarterly basis with interest charged at 3.0% over the three-month LIBOR rate with a minimum rate of 6%.  The interest rate is reset on a quarterly basis.  The rate was 6% and 5.70875% as of June 30, 2009 and 2008, respectively.  Remaining quarterly principal payments range from approximately $530,000 to $650,000, beginning in October 2009, with a final principal payment of approximately $17.7 million due in April 2012.

Variable Rate Note

During December 2007, $10 million of the variable rate note (the “Variable Rate Note”) was transferred to the December 2007 Fixed Rate Note as part of the fourth amendment to the loan agreement.  The Variable Rate Note had a balance of approximately $2.5 million and $3 million at June 30, 2009 and December 31, 2008, respectively.  Interest payments are made on a quarterly basis with interest charged at 3.4% over the three-month LIBOR rate with a minimum rate of 6%.  The interest rate is reset on a quarterly basis.  As of June 30, 2009 and 2008, the rates charged were 6% and 6.10875%, respectively.  Remaining principal payments are to be made quarterly according to the terms of the Construction Loan Agreement as amended.  The Construction Loan Agreement calls for quarterly payments of $634,700 applied first to interest on the long-term revolving note (“Long-Term Revolving Note”), next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note.  Based on the minimum interest rate of 6%, and the current balance of the Long-Term Revolving Note, the Company estimates that the remaining Variable Rate Note will be paid off in January 2011.  The Company anticipates the quarterly principal payments to range from approximately $447,000 per quarter in October 2009 to approximately $475,000 in January October 2010, with a final payment of approximately $185,000 in January 2011.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

Long-Term Revolving Note

The Long-Term Revolving Note had a balance of $10 million and $6.4 million at June 30, 2009 and December 31, 2008, respectively.  Interest is charged quarterly at 3.4% over the one-month LIBOR with a minimum rate of 6%.  The interest rate is reset monthly.  As of June 30, 2009 and 2008, the rates charged were 6% and 5.87125%, respectively.  The maturity date of this note is April 2012.

December 2007 Fixed Rate Note

The December 2007 Fixed Rate Note was created by the fourth amendment to the Construction Loan Agreement as noted above.  As of June 30, 2009 and December 31, 2008, the balance outstanding on this note was approximately $9.0 million and $9.2 million, respectively.  Interest payments are made on a quarterly basis and interest is charged at 3.4% over the three-month LIBOR rate with a minimum rate of 6%.  The interest rate is reset on a quarterly basis.  As of June 30, 2009 and 2008, the rates charged were 6% and 6.10875%, respectively.  Principal payments are to be made quarterly according to repayment terms of the Construction Loan Agreement, ranging from approximately $196,000 to $233,000, from October 2009 to January 2012, with a final principal payment of approximately $6.8 million at April 2012.

All unpaid amounts on the four Term Notes are due and payable in April 2012.

Revolving Line of Credit

In July 2008, the Company renewed its $3,500,000 line of credit agreement with the Bank, subject to certain borrowing base limitations, through July 17, 2009.  The line of credit has not been renewed as of July 16, 2009.  Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over the one-month LIBOR rate with a minimum rate of 6%.  As of June 30, 2009 and 2008, the rates charged were 6% and 5.87125%, respectively. The Company had no outstanding borrowings at June 30, 2009 and December 31, 2008.

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

Letters of Credit

The Construction Loan Agreement provides for up to $137,000 in letters of credit with the Bank to be used for any future line of credit requested by a supplier to the Plant. All letters of credit are due and payable at April 2012.  The Construction Loan Agreement requires the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. The balance outstanding on this letter of credit was $137,000 as of June 30, 2009 and December 31, 2008, respectively.

The Company also issued two new letters of credit during the second quarter of 2009 in conjunction with the issuance of its grain warehouse and distilled spirits bonds.  The letters of credit were issued in the amount of $500,000 and $250,000, respectively.

Subordinated Debt

As part of the Construction Loan Agreement, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8% and 8.10875% at June 30, 2009 and 2008, respectively) and is due and payable subject to approval by the senior lender, the Bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in March 2011.  The balance outstanding on these loans was $5,525,000 as of June 30, 2009 and December 31, 2008, respectively.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

In preparing Footnote 5, our disclosure controls detected that the maturity date of the Subordinated Debt had been incorrectly stated in previous financial statements as April 2012.  The correct maturity date, as shown above, is March 2011.  The incorrect maturity date caused amounts for the Subordinated Debt reported in our scheduled debt maturity tables in previous financial statements to be shown one year later than the actual maturity date.  We do not believe this error represents a material misstatement of our financial statements and it  had no impact on our Balance Sheet for any prior period as all amounts were correctly classified.

6. FAIR VALUE MEASUREMENTS

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

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis.

	Carrying Amount as of June 30,	Fair Value as of June 30,	Fair Value Measurement Using
	2009	2009	Level 1		Level 2		Level 3
Assets
Money market funds	$4,991,182	$4,991,182		$4,991,182	$	―	$	―

Total	$4,991,182	$4,991,182		$4,991,182		$0		$0
Liabilities
Interest rate swap liability	$2,512,004	$2,512,004	$	―		$2,512,004	$	―
Total	$2,512,004	$2,512,004	$	―		$2,512,004	$	―

The fair value of the money market funds is based on quoted market prices in an active market.  The fair value of the interest rate swap instruments are determined by using widely accepted valuation techniques including discounting cash flow analysis on the expected cash flows of each instrument. The analysis of the interest rate swap reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves.

7. LEASES

The Company leases equipment under operating and capital leases through 2013. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  Equipment under operating lease includes a locomotive and rail cars.  Rent expense for operating leases was approximately $236,000 and $134,000 for the three and six months ended June 30, 2009, respectively and $84,000 and $92,000 for the three and six months ended June 30, 2008, respectively.  Equipment under capital leases consists of office equipment and plant equipment.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008

Equipment under capital leases is as follows at:

	June 30, 2009	December 31, 2008
Equipment	$216,745	$216,745
Accumulated amortization	57,345	45,996
Net equipment under capital lease	$159,400	$170,749

At June 30, 2009, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year.  Amounts shown below are for the 12 months period ending June 30:

	Operating Leases	Capital Leases
2010	$489,660	$61,701
2011	489,660	15,145
2012	433,675	639
2013	242,900	―
2014	―	―
Total minimum lease commitments	$1,655,895	77,485
Less amount representing interest		3,665
Present value of minimum lease commitments included in the preceding current liabilities		$73,820

8. MEMBERS’ EQUITY

The Company has one class of membership units, Class A Membership Units (the “Units”), with each Unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions.  There were 40,193,973 and 40,188,973 Units outstanding as of June 30, 2009 and December 31, 2008, respectively.

9. EQUITY-BASED COMPENSATION

2006 Equity-Based Incentive Plan

During 2006, the Company implemented an equity-based incentive plan (the “Plan”) which provided for the issuance of restricted Units to the Company’s key management personnel, for the purpose of compensating services rendered. As of June 30, 2009, the personnel covered by the Plan had either left employment or given notice that they were going to leave employment.  Due to these circumstances, prior recognized equity-based compensation expense related to these grants was written off through compensation expense during the three months ended June 30, 2009.  5,000 units were issued under the terms of the Plan during June 2009.  During 2007, the Company exercised an option to repurchase 200,000 Units in association with this Plan.  185,000 Units are still held in treasury and will not be issued under the Plan.  While the Company does not have any other equity-based compensation plans currently in place, these Units could be used for that purpose in the future.  Equity-based compensation expense was $5,000 and $-53,334 (approximately $700 of this was shown in interest expense) for the three and six months ended June 30, 2009, respectively and $5,000 and $10,000 for the three and six months ended June 30, 2008, respectively.  As of June 30, 2009, the total equity-based compensation expense related to nonvested awards not yet recognized was $0.

10. COMMITMENTS AND CONTINGENCIES

Design-Build Agreement

The Company signed a design-build agreement (the “Design-Build Agreement”) with Fagen, Inc. (“Fagen”) in September 2005 to design and build the Plant at a total contract price of approximately $77 million.  The Company has remaining payments under the Design-Build Agreement of approximately $3.9 million.  This payment has been withheld pending satisfactory resolution of a punch list of items, including a major issue with the coal combustor experienced during start up.  The Plant was originally designed to be able to run on lignite coal.  During the first four months of operation, however, the Plant experienced numerous shut downs related to running on lignite coal.  In April 2007, the Company switched to using Powder River Basin (“PRB”) coal as its fuel source and has not experienced a single shut down related to coal quality.  The Company continues to work with Fagen to find a solution to these issues.  An amount approximately equal to the final payment has been set aside in a separate money market account.  Any amounts remaining in this account after satisfactory resolution of this issue could be used to pay down the Company’s long-term debt, make necessary upgrades to its Plant or be used for operations pending bank approval.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2009 AND DECEMBER 31, 2008
Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators.  At June 30, 2009, the Company had various fixed and basis contracts for approximately 1.6 million bushels of corn.  Of the 1.6 million bushels under contract, only approximately 45,000 were under basis contract and did not have a fixed price.  Using the stated contract price for the fixed contracts and using market prices, as of June 30, 2009, to price the basis contracts the Company had commitments of approximately $6.5 million related to all 1.64 million bushels under contract.

11. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of DDGs and sale of ethanol.  The related parties include unit holders, members of the board of governors of the Company, Greenway Consulting, LLC (“Greenway”) and RPMG.  RPMG has been considered a related party since January 1, 2008 when the Company became a partial owner in RPMG.  The Company also has a note payable to Greenway, and pays Greenway for plant management and other consulting fees (recorded in general and administrative expense).  The Chief Manager of Greenway is the Company’s interim CEO and also a member of the Company.  Significant related party activity affecting the financial statements are as follows:

	June 30, 2009	December 31, 2008
Balance Sheet
Accounts receivable	$4,384,368	$2,198,277
Accounts payable	1,255,222	788,149
Notes payable	1,525,000	1,525,000

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Statement of Operations
Revenues	$20,215,469	$33,308,017	$37,699,964	$64,746,619
Cost of goods sold	656,496	656,828	1,353,808	1,348,967
General and administrative	176,968	389,732	283,683	777,740

Inventory Purchases	$1,179,356	$1,215,628	$2,692,493	$2,694,462

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three months ended June 30, 2009, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “hope,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “target,” and similar expressions, and include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Forward-looking statements in this Quarterly Report include, but are not limited to, our expectations regarding future revenues and expenses, the effect of state and federal low carbon fuel or ethanol blending regulations on our operations and revenues, Plant downtime, capital expenditures, interest income, receipt of grant income, receipt of state incentive plan payments, linkage of ethanol and corn prices in the future, ethanol prices and corn costs, the implementation of our corn procurement program, the possible installation of corn oil extraction equipment, hedging strategies, corn usage and ethanol production, general and administrative costs, chemical and denaturant costs, expected savings from our coal unloading facility, our profit projections for the rest of 2009,  and our ability to fund our operations and capital expenditures from cash flows and existing lines of credit.  The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Nonetheless, the Company's expectations, beliefs or projections may not be achieved or accomplished.  Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as updated in Part II, Item 1A of this Quarterly Report.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A – Risk Factors,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and include:

•	Our ability to secure a waiver for future possible violations of our loan covenants or other events of default or renegotiate the terms of our loan agreements with our lenders;

•	Our possible future violations of loan covenants under existing loan agreements with our lenders;

•	Our ability to successfully implement our proposed corn procurement program;

•	Our ability to raise additional capital whether through debt financing, an equity raise or other means of raising capital;

•	Our ability to secure replacement debt financing in the event our current bank calls our loan amounts and requires payment in full.

•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and DDGs;

•	Changes in Plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the Plant;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Costs of equipment;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Our ability to market and our reliance on third parties to market our products;

•	Our ability to distinguish ourselves from our current and future competition;

•	Changes to infrastructure, including:

•	expansion of rail capacity;

•	possible future use of ethanol dedicated pipelines for transportation;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol;

•	growth in service stations equipped to handle ethanol fuels; and

•	growth in the fleet of flexible fuel vehicles capable of using E85 fuel;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

•	national, state or local energy policy;

•	federal ethanol tax incentives;

•	legislation mandating the use of ethanol or other oxygenate additives;

•	state and federal regulation restricting or banning the use of MTBE;

•	environmental laws and regulations, specifically carbon regulation, that apply to our plant operations and their enforcement; or

•	reduction or elimination of tariffs on foreign ethanol.

•	Increased competition in the ethanol and oil industries;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	The availability and adequacy of our cash flow to meet our requirements, including the repayment of debt and the observance of our loan covenants;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology;

•	Gains or losses from derivative activities, including hedging corn, ethanol and other commodities; and

•	Competition from alternative fuels and alternative fuel additives.

Summary

Red Trail Energy, LLC, a North Dakota limited liability company (the “Company,” “Red Trail,” or “we,” “our,” or “us”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).

Results of Operations

The following table shows the results of our operations and the percentages of sales and revenues, cost of sales, operating expenses and other items to total sales and revenues in our statements of operations for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30, 2009 (Unaudited)		Three months ended June 30, 2008 (Unaudited)		Six months ended June 30, 2009 (Unaudited)		Six months ended June 30, 2008 (Unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues
Ethanol, net of derivative fair value changes	$19,462,830	82.36%	$30,671,979	85.93%	$36,366,832	81.67%	$59,168,966	85.61%
Distillers grains	4,170,001	17.64%	5,020,336	14.07%	8,161,612	18.33%	9,943,354	14.39%
Total Revenue	23,632,831	100.00%	35,692,315	100.00%	44,528,444	100.00%	69,112,320	100.00%
Cost of Goods Sold
Cost of goods sold, net of derivative fair value changes	21,659,717	91.65%	29,043,731	81.37%	40,051,075	89.94%	55,295,207	80.01%
Loss on firm purchase commitments	421,000	1.78%	―	0.00%	695,000	1.56%	―	0.00%
Lower of cost or market adjustment for inventory on hand	476,000	2.01%	―	0.00%	1,243,000	2.79%	―	0.00%
Depreciation	1,470,664	6.22%	1,416,794	3.97%	2,940,883	6.60%	2,832,540	4.10%
Total Cost of Goods Sold	24,027,381	101.67%	30,460,525	85.34%	44,929,958	100.90%	58,127,747	84.11%
Gross Margin (Deficit)	(394,550)	-1.67%	5,231,790	14.66%	(401,514)	-0.90%	10,984,573	15.89%
General and Administrative	701,337	2.97%	919,333	2.58%	1,482,346	3.33%	1,665,929	2.41%
Operating Income (Loss)	(1,095,887)	-4.64%	4,312,457	12.08%	(1,883,860)	-4.23%	9,318,644	13.48%
Interest Expense	566,216	2.40%	(62,661)	-0.18%	1,871,438	4.20%	2,377,144	3.44%
Other Income, net	402,450	1.70%	688,926	1.93%	444,671	1.00%	858,743	1.24%
Net Income (Loss)	$(1,259,653)	-5.33%	$5,064,044	14.19%	$(3,310,627)	-7.43%	$7,800,243	11.29%

Additional Data	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008
Ethanol sold (thousands of gallons)	12,689	13,588	24,481	28,122
Dried distillers grains sold (tons)	24,055	23,592	39,508	48,228
Modified distillers grains sold (tons)	22,088	29,739	56,688	64,263
Ethanol avg price/gallon (net of hedging activity)	$1.53	$2.26	$1.49	$2.10
Dried distillers grains avg price/ton	$121.97	$143.13	$130.38	$135.05
Modified distillers grains avg price/ton	$55.88	$55.03	$53.02	$53.12
Corn costs per bushel (net of hedging activity)	$3.98	$4.96	$3.98	$4.47

Results of Operations for the Three and Six Months Ended June 30, 2009 as Compared to the Three and Six Months Ended June 30, 2008

Summary

We recognized a loss of approximately $1.3 million during the three months ended June 30, 2009 compared to a net income of approximately $5.1 million during the three months ended June 30, 2008.  For the six months ended June 30, 2009, we recognized a loss of approximately $3.3 million compared to a net income of approximately $7.8 million for the six months ended June 30, 2008.

The results for the three months ended June 30, 2009 include a charge of approximately $897,000 related to lower of cost or market adjustments for inventory on hand and firm purchase commitments.  Our margins improved from the first quarter of 2009 as we again were able to operate with near market priced corn during the second quarter.  As mentioned above, we were required to make a lower of cost or market adjustment for both our inventory on hand and for corn contracted under firm purchase commitments.  The drop in corn price that caused our inventory and contracted corn to become priced higher than market price was primarily related to the United States Department of Agriculture (“USDA”) releasing its planting intentions report on June 30, 2009.  The report indicated substantially more acres of corn planted than the markets had anticipated which caused the price of corn to drop $0.30 in that one day.  Ethanol price changes generally had a high correlation to changes in corn prices during the second quarter of 2009.  Barring any unforeseen, negative state or federal government regulatory changes (for example having many state governments or the federal government implement low carbon fuel standard legislation that contains provisions detrimental to corn based ethanol - similar to the regulation proposed and recently approved in California), we anticipate that the second quarter of 2009 represents a reasonable approximation of what our operating results will be (absent the implementation of the corn procurement discount program in Note 2 to our financial statements and other potential cost cutting/revenue enhancing strategies not yet implemented) until such time as the current oversupply situation in the ethanol industry is corrected.  Recently, the United States Environmental Protection Agency opened a public comment period on a request to allow ethanol blends in gasoline up to 15%.   While this would not be a mandated increase in the amount of ethanol blended with gasoline, we believe it would have a positive impact on our margin structure and help to balance the supply and demand industry wide more quickly than it could happen with the current blends of up to 10% ethanol.  In the mean time, we continue to pursue several cost cutting/revenue enhancing measures in an attempt to increase our margins and enhance the sustainability of our Plant.

During May 2009, we executed the Sixth Amendment which allowed us to forgo to two principal payments (April 16, 2009 and July 16, 2009) under the Construction Loan Agreement with our Bank.

As reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, we did receive a cancellation notice from the surety company that underwrote our grain warehouse and distilled spirits bonds.  We were able to secure new bonds in June 2009 without any interruption in our Plant operations.  As part of issuing the bonds, we were required to issue irrevocable letter of credits equal to the amount of the bonds and set aside cash collateral equal to 100% of the amount of the letters of credit which totaled $750,000.

Revenues

Three Months Ended June 30, 2009 and 2008

Revenues decreased approximately $12.1 million during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008.  Ethanol revenue decreased approximately $11.2 million and distillers grains revenue decreased approximately $800,000.  The decrease was primarily due to lower prices received for ethanol and distillers grains during 2009 along with lower volumes of ethanol and distillers grains produced and sold as we operated the Plant at a lower capacity at various times for different reasons including weather related corn supply disruptions and the current economic environment in the industry.

Ethanol revenue

As mentioned above, during the second quarter of 2009 we operated the Plant at a reduced rate compared to the second quarter of 2008.  We sold approximately 900,000 fewer gallons of ethanol during the second quarter of 2009 as compared to the second quarter of 2008 and we received an average net price (excluding the effects of changes in ethanol related derivative instruments) that was $0.83 per gallon lower ($1.53 per gallon vs. $2.36 per gallon).  Compared to the extreme volatility experienced during the year ended December 31, 2008, ethanol prices remained fairly steady during the second quarter of 2009 with forward month Chicago Ethanol Swap closing prices trading between a low of approximately $1.54 and a high of approximately $1.79.  Gains and losses related to our ethanol hedging activities are recorded in revenue.  We did not have any ethanol related hedging activity during the second quarter of 2009 but we recognized a loss of approximately $1.5 million related to ethanol hedging activities during the second quarter of 2008.  Including the effect of our ethanol hedging activities, our average price per gallon of ethanol sold was $2.26 during the three months ended June 30, 2008.

Distillers grains revenue

We sold approximately 7,700 fewer tons of modified distillers grains (“DMWG”) and we sold approximately the same number of dried distillers grains with solubles (“DDGS”) during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  Our sales of distillers grains typically decrease during the summer months as cattle are moved to pastures but the decrease in sales of DMWG (compared to the second quarter of 2009) was due, in part, to the lower production rates but was also related to a decrease in the number of tons contracted for the contract period of June 2009 – May 2011 as we implemented a new price index for this product.  We contract all of our DMWG locally and like to produce a certain amount of this product in order to most efficiently utilize the steam generated from our boiler for the production of ethanol, DDGS and DMWG.  By contracting with local farmers and feedlots for sales of our DMWG we ensure that we have a market for our product and maintain what we consider to be close to the best mix of products produced for our operation.  The price of distillers grains typically increases or decreases with the price of corn which is reflected in the prices we received during the second quarter of 2009 vs. the second quarter of 2009.  The price we received for our DDGS product was, on average, approximately $21.00 per ton lower during the three months ended June 30, 2009 vs. the three months ended June 30, 2008 ($121.97 per ton vs. $143.13 per ton).  The average price we received for DMWG during the second quarter of 2009 was slightly higher than the average price we received during the second quarter of 2008 ($55.88 per ton vs. $55.03 per ton).

Six Months Ended June 30, 2009 and 2008

Revenues decreased approximately $24.6 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  Ethanol revenue decreased approximately $22.8 million and distillers grains revenue decreased approximately $1.8 million.  The decrease was primarily due to lower prices received for ethanol and distillers grains during 2009 along with lower volumes of ethanol and distillers grains produced and sold as we operated the Plant at a lower capacity at various times for different reasons including weather related corn supply disruptions and the current economic environment in the industry.

Ethanol revenue

As mentioned above, at various times we operated the Plant at a reduced rate during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  We sold approximately 3.6 million fewer gallons of ethanol during this period in 2009 as compared to the same period for 2008 and we received an average net price (excluding the effects of changes in ethanol related derivative instruments) that was $0.73 per gallon lower ($1.49 per gallon vs. $2.22 per gallon).  Gains and losses related to our ethanol hedging activities are recorded in revenue.  We did not have any ethanol related hedging activity during 2009 but we recognized a loss of approximately $3.2 million related to ethanol hedging activities during 2008.  Including the effect of our ethanol hedging activities, our average price per gallon of ethanol sold was $2.10 during the six months ended June 30, 2008.

Distillers grains revenue

We sold approximately 7,600 fewer tons of modified distillers grains (“DMWG”) and 8,700 fewer tons of dried distillers grains with solubles (“DDGS”) during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The overall decrease in sales of distillers grains is due to the decrease in production rates during 2009 vs. 2008.  The price of distillers grains typically increases or decreases with the price of corn which is reflected in the prices we received during the six months ended June 30, 2009 vs. the same period in 2009.  The price we received for our DDGS product was, on average, approximately $5.00 per ton lower during the six months ended June 30, 2009 vs. the six months ended June 30, 2008 ($130.38 per ton vs. $135.05 per ton).  The average price we received for DMWG was unchanged between the same periods ($53.02 per ton vs. $53.12 per ton).

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

Distillers grains revenue – distillers grains are also a market driven commodity which makes the price very hard to predict.  The price of distillers grains, both DDGS and DMWG, tends to follow the price of corn.  We expect the average price we receive for our DDGS product to decrease by approximately $15 - $20 per ton (from our second quarter 2009 average price of approximately $122 per ton) during the July – September time frame based on market corn prices as of July 24, 2009 and as demand for this product decreases due to cattle being put out to pasture.  We have completed the process of contracting our DMWG product for the 2009 – 2010 season and, due to a change in the contract pricing index, anticipate an increase in our revenue of approximately $3 - $5 per ton compared to our second quarter 2009 average price of approximately $56 assuming corn prices stay comparable to the second quarter of 2009.

Cost of Sales

While the price we paid for our main input, corn, was significantly lower during the six months ended June 30, 2009 compared to the six months ended June 30, 2008, the margin between our revenue and corn cost decreased by approximately 64% ($0.37 per gallon vs. $0.88 per gallon) as margins tightened across the industry due to an oversupply of product in the market place.  This tightening of margins caused approximately 20% of the ethanol production capacity in the United States to shut down.  Some of this capacity is starting to come back on line as margins have started to improve.  Some of the other key components of our costs of goods sold (chemicals, denaturant and coal) also decreased during the first six months of 2009 vs. the same period in 2008.  These decreases were due, in part to lower prices as well as the successful implementation of our coal unloading facility.

Three Months Ended June 30, 2009 and 2008

Our overall Cost of Goods Sold decreased by approximately $6.4 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

•
Corn costs - our corn costs were lower in the second quarter of 2009 compared to the second quarter of 2008 as market prices for corn were lower.  Our average cost per bushel, net of hedging activities, was approximately $3.98 per bushel and $4.96 per bushel for the three months ended June 30, 2009 and 2008, respectively.  Similar to ethanol prices, corn prices during the second quarter of 2009 remained relatively constant when compared to the volatility experienced during 2008.  The corn that we had under contract at June 30, 2009, while very near market prices, was still approximately $.27 per bushel higher than market, on average.  This was due, in large part, to the USDA planting intentions report released on June 30, 2009 which indicated a significantly higher number of corn acres planted than anticipated.  This resulted in a write off of $421,000 related to corn we had under fixed price contacts and $476,000 related to inventory on hand in the second quarter of 2009.

•
Denaturant costs - while we did use approximately 19,000 fewer gallons due to our reduced production rates and new regulations that limit the amount of denaturant we can blend with ethanol, we also experienced a price decrease of approximately $1.61 per gallon during the second quarter of 2009 as compared to 2008 ($1.48 per gallon vs. $3.09 per gallon).  Some of the decrease was related to falling gasoline prices but a portion of the decrease is also related to negotiating a price index that resulted in a lower price to our Plant.  The decrease in denaturant prices and usage resulted in an approximate savings of $525,000 during the second quarter of 2009 as compared to the second quarter of 2008.

•
Coal costs - the successful start up of our coal unloading facility in October 2008 has improved our cost structure as we experienced a decrease in our coal costs of approximately $10.50 per ton in the second quarter of 2009 compared to the second quarter of 2008 ($41.50 per ton vs. $52.00 per ton).  We used approximately 22,000 tons of coal during the second quarter of 2009 which amounts to a savings of approximately $231,000.

•
Chemical costs – our chemical costs were approximately $250,000 lower for the second quarter of 2009 vs. the comparable period in 2008.  The lower costs were primarily due to lower chemical prices as many of the items we buy are commodities and have decreased in price with most other commodities.  Decreased usage of some of the chemicals has also contributed to the lower costs as we have been able procure coal with a chemical composition that has the effect of lowering certain of the emissions from our process which, in turn, decreases the amount of chemicals needed to control those emissions.

Our other cost of goods sold items remained fairly constant between the second quarter of 2009 and the second quarter of 2008.

Six Months Ended June 30, 2009 and 2008

Our overall Cost of Goods Sold decreased by approximately $13.2 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

•
Corn costs - our corn costs were lower in the second quarter of 2009 compared to the second quarter of 2008 as market prices for corn were lower.  Our average cost per bushel, net of hedging activities, was approximately $3.98 per bushel and $4.47 per bushel for the six months ended June 30, 2009 and 2008, respectively.  Similar to ethanol prices, corn prices during the first six months of 2009 remained relatively constant when compared to the volatility experienced during 2008.  We recorded a lower of cost or market adjustment related to the corn we had under fixed price contracts of $695,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.  We recorded a lower of cost or market adjustment related to inventory on hand of $1,243,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.  This was due, in large part, to the USDA planting intentions report released on June 30, 2009 which indicated a significantly higher number of corn acres planted than anticipated.

•
Denaturant costs - while we did use approximately 103,000 fewer gallons due to our reduced production rates and new regulations that limit the amount of denaturant we can blend with ethanol, we also experienced a price decrease of approximately $1.39 per gallon during the six months ended June 30, 2009 as compared to 2008 ($1.41 per gallon vs. $2.80 per gallon).  Some of the decrease was related to falling gasoline prices but a portion of the decrease is also related to negotiating a price index that resulted in a lower price to our Plant.  The decrease in denaturant prices and usage resulted in an approximate savings of $1 million during the six months ended June 30, 2009 as compared to the six month ended June 30, 2008.

•
Coal costs - the successful start up of our coal unloading facility in October 2008 has improved our cost structure as we experienced a decrease in our coal costs of approximately $11.00 per ton for the six months ended June 30, 2009 as compared to the six months ended June 30, 2009 ($41.00 per ton vs. $52.00 per ton).  We used approximately 42,500 tons of coal during the six months ended June 30, 2009 which amounted to a savings of approximately $467,500.

•
Chemical costs – our chemical costs were approximately $496,000 lower for the six months ended June 30, 2009 vs. the comparable period in 2008.  The lower costs were primarily due to lower chemical prices as many of the items we buy are commodities and have decreased in price with most other commodities.  Decreased usage of some of the chemicals has also contributed to the lower costs as we have been able procure coal with a chemical composition that has the effect of lowering certain of the emissions from our process which, in turn, decreases the amount of chemicals needed to control those emissions.

Our other cost of goods sold items remained fairly constant between the six months ended June 30, 2009 and the six months ended June 30, 2008.

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

Corn cost

Because corn is a market driven commodity, corn prices are very hard to predict.  We anticipate that, for as long as the current oversupply situation exists in the ethanol markets, the spread between corn and ethanol will tend to remain fairly constant over a period of time and allow our Plant to operate between a small negative and small positive cash flow.  Based on our corn procurement strategies we anticipate that our corn costs will remain near market prices.  We expect that our corn prices will tend to be slightly higher than market prices in a declining corn market and slightly under market prices in a rising corn market as we do have to enter into fixed price contracts for at least a portion of our production needs to ensure an adequate supply of corn to our Plant.  Due to the restrictions placed on our hedging program by our Bank, we will be evaluating ways to limit the amount of corn purchased under fixed price contracts.

In an effort to increase the long-term viability of our Plant we are exploring ways of partnering with our corn suppliers to purchase corn, at a discount to market prices, in exchange for repayment of such discounted amounts and payment of future incentives, to those suppliers that participate in the program, if the Plant is able to operate with future positive cash flows sufficient enough to support the payments along with applicable debt service.  We have received some positive initial feedback to this concept from our corn suppliers and are working through the details of how the program would work.  If successful, we anticipate that the program could be in place during the fourth quarter of 2009.

Energy and chemical needs

While we do have contracts in place for our main energy inputs in an effort to mitigate future price increases for coal, water, electricity, natural gas and chemicals, we have experienced an increase in our electric rates and our chemical supply contract is subject to market pricing.

Coal cost

We have a contract in place for our coal needs in an effort to mitigate potential price increases.  Our current contract runs through December 31, 2009.  We anticipate negotiating a new coal supply contract with our coal supplier later this year but cannot predict what the new pricing will be at this time.  We anticipate that the lower coal costs we experienced during the first six months of 2009, due to the implementation of our coal unloading facility, will continue throughout 2009.

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

General and Administrative

Three Months Ended June 30, 2009 and 2008

General and administrative costs for the three months ended June 30, 2009 were approximately $218,000 lower than the comparable period in 2008.  The decrease is primarily due to a decrease in the variable portion of our management fees, which is based on our net income, of approximately $256,000.  The lower costs were offset, in part by legal costs that were approximately $94,000 higher.   There were many other small variances within our general and administrative costs but none were significant.

Six Months Ended June 30, 2009 and 2008

General and administrative costs for the six months ended June 30, 2009 were approximately $184,000 lower than the comparable period in 2008.  The decrease is primarily due to a decrease in the variable portion of our management fees, which is based on our net income, of approximately $354,000 along with other decreases in our costs resulting from our cost cutting measures including lower accounting and consulting fees ($80,000 decrease), lower meeting and travel expenses ($41,000 decrease) and lower office supply expenses ($25,000 decrease).  The lower costs were offset, in part by higher bank fees related to the Sixth Amendment ($167,000 increase), higher legal costs ($86,000 increase) and higher real estate taxes ($73,000 increase) due to the phase out of our tax exemption.  There were many other small variances within our general and administrative costs but none were significant.

General and Administrative - Prospective

For the rest of 2009, we anticipate our general and administrative costs to remain consistent with the first six months of 2009 in that we expect those areas where we have seen a cost savings to remain lower and we anticipate those areas where we have seen higher costs to continue to be higher.  Overall, we anticipate our costs to continue to remain lower than the comparable periods in 2008.

Interest Expense

Three Months Ended June 30, 2009 and 2008

Our net interest expense for the three months ended June 30, 2009 and 2008 was approximately $566,000 and $(63,000), respectively.  Our interest expense is made up of three components: interest expense on long-term debt, fluctuations in the market value of our interest rate swaps and amortization of deferred financing costs.  Interest expense on long-term debt and amortization of deferred financing costs totaled approximately $1.1 million for both the three months ended June 30, 2009 and 2008, respectively.  We recorded gains from the change in market value of our interest rate swaps of approximately $495,000 and $1.1 million for the three months ended June 30, 2009 and 2008, respectively.

Six Months Ended June 30, 2009 and 2008

Our net interest expense for the six months ended June 30, 2009 and 2008 was approximately $1.9 million and $2.4 million, respectively.  Interest expense on long-term debt and amortization of deferred financing costs totaled approximately $2.2 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively.  The expense for the six months ended June 30, 2009 includes a write off of the remaining balance of our deferred financing costs (approximately $517,000) which occurred during the first quarter of 2009.  The write-off was the result of not receiving a waiver of the loan covenant violations that existed as of March 31, 2009, management’s projections indicating projected loan covenant violations for the rest of 2009 and uncertainties regarding the long-term viability of our Credit Agreement with the Bank.  Our scheduled amortization for both the first and second quarter of 2009 would have resulted in approximately $50,000 of amortization expense.  We recorded changes in the market value of our interest rate swaps of approximately $350,000 and $(106,000) for the six months ended June 30, 2009 and 2008, respectively.  The gain on the interest rate swap in 2009 is due, in part, to to the decrease in the length of time until maturity and a slight increase in rates between December 31, 2008 and June 30, 2009.  The loss on the interest rate swap in 2008 was primarily caused by decreasing interest rates.

We anticipate that our interest costs will increase during the rest of 2009 as a result of the interest rate floor of 6% agreed to in the Sixth Amendment.  The higher interest costs will be offset, in part, by lower amortization costs due to the write-off of the remaining balance of our deferred financing costs in the first quarter of 2009.  Interest rates are difficult to predict, especially in the current economic climate.  We would anticipate that an increase in the interest rate used to calculate the value of our interest rate swaps to have a positive impact on our net income while a decrease in those rates would have a negative impact on our net income.

Other Income (Expense), Net

We recognized other income of approximately $402,000 and $689,000 during the three months ended June 30, 2009 and 2008, respectively.  During 2009, our other income was primarily made up of interest income ($387,000), the vast majority of which was from interest earned on a sales tax refund received related to plant construction.  During 2008, our other income was primarily due to the receipt of a North Dakota ethanol producer incentive payment of approximately $650,000.  We did not receive any North Dakota ethanol incentive payments during the three months ended June 30, 2009 as there were not any funds available to be distributed.

We recognized other income of approximately $445,000 and $859,000 during the six months ended June 30, 2009 and 2008, respectively.  During 2009, our other income was primarily made up of interest income ($428,000), the vast majority of which was from interest earned on a sales tax refund received related to plant construction.  During 2008, our other income was primarily due to the receipt of a North Dakota ethanol producer incentive payment of approximately $650,000 along with approximately $171,000 of interest income earned on cash balances.  We did not receive any North Dakota ethanol incentive payments during the six months ended June 30, 2009 as there were not any funds available to be distributed.

We do not anticipate receiving any significant interest income during the last six months of 2009 as our sales tax refund has been completed and the interest rates paid on cash we have on deposit are very low.  We do anticipate receiving some funds from the North Dakota Ethanol Incentive program during the rest of 2009 but cannot accurately predict the amount.  We expect that the amount received will be significantly less than the amount received during 2008 due, in part, to the funding status of the program.  There currently are no funds available for distribution but we anticipate the program to receive funds during July 2009.  The amount available for distribution will be significantly less than last year.

Liquidity and Capital Resources

Statement of Cash Flows	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Cash flows provided by operating activities	$1,120,365	$7,288,756	$2,435,562	$12,706,894
Cash flows provided by (used in) investing activities	617,168	(780,337)	612,665	(987,800)
Cash flows provided by (used in) financing activities	293,802	(12,290,135)	1,544,796	(13,171,074)

Cash Flows

During the three and six months ended June 30, 2009, the net income before depreciation and amortization was approximately a break even and not a significant contributor to cash flows from operating activities.  During the three and six months ended June 30, 2008, net income before depreciation and amortization was a significant contributor to cash flows from operating activities.  The changes in cash flows from operating activities generally follow the results of operations as discussed in “Results of Operations for the Three and Six Months Ended June 30, 2009 as Compared to the Three and Six Months Ended June 30, 2008” and also are affected by changes in working capital.

Three Months Ended June 30, 2009 and 2008

Operating activities

Cash flows provided by operating activities during the three months ended June 30, 2009 decreased approximately $6.2 million from the comparable period in 2008, primarily as a result of a net decrease in our net income of approximately $6.3 million.  A net negative change in cash flow between the two periods from normal changes in working capital items of approximately $600,000 was partially offset by a net positive change in cash flow between the two periods related to noncash items of approximately $691,000.

Investing activities

Cash flows provided by investing activities increased by approximately $1.4 million during the three months ended June 30, 2009 as compared to 2008.  The increase was primarily related to receiving approximately $1.4 million (50% of which went to offset the cost of our Plant while the other 50% has been accrued as a payable to Fagen pursuant to the terms of the Design Build Contract) from a sales tax refund related to our Plant construction during 2009 while we were expending funds to build our coal unloading facility during 2008.  We do not anticipate receiving any more funds from the sales tax refund during 2009 as the refund is now complete.

Financing activities

Cash flows provided by financing activities increased approximately $13.6 million from the comparable period in 2008.  The increase is primarily related to borrowing the remaining $1.1 million of capacity on our Long-Term Revolving Note and forgoing our quarterly principal payment, due April 16, 2009, in accord with the terms of the Sixth Amendment during the second quarter of 2009 while we used excess cash to pay down $9 million on our Long-Term Revolving Note and made our scheduled quarterly principal payment during the second quarter of 2008.  Also in accord with the terms of the Sixth Amendment, we did not make our scheduled quarterly principal payment on July 16, 2009.  Partially offsetting the increase was an increase in restricted cash set aside as collateral for our bonding requirements of $750,000.

Six Months Ended June 30, 2009 and 2008

Operating activities

Cash flows provided by operating activities during the six months ended June 30, 2009 decreased approximately $10.3 million from the comparable period in 2008, primarily as a result of a net decrease in our net income of approximately $11.1 million along with a net negative change in noncash items of $1.1 million which was largely offset by a net positive normal change in working capital items of approximately $1.8 million.

Investing activities

Cash flows provided by investing activities increased by approximately $1.6 million during the six months ended June 30, 2009 as compared to 2008.  The increase was primarily related to receiving approximately $1.5 million (50% of which went to offset the cost of our Plant while the other 50% has been accrued as a payable to Fagen pursuant to the terms of the Design Build Contract) from a sales tax refund related to our Plant construction during 2009 while we were expending funds to build our coal unloading facility and make a down payment of $105,000 on an investment during the six months ended June 30, 2008.  We do not anticipate receiving any more funds from the sales tax refund during 2009 as the refund is now complete.

Financing activities

Cash flows provided by financing activities increased approximately $14.7 million from the comparable period in 2008.  The increase is primarily related to borrowing the remaining $3.6 million of capacity on our Long-Term Revolving Note and forgoing our quarterly principal payment, due April 16, 2009, in accord with the terms of the Sixth Amendment during the six months ended June 30, 2009 while we used excess cash to pay down $9 million on our Long-Term Revolving Note and made both of our scheduled quarterly principal payments during the six months ended June 30, 2008.  Partially offsetting the increase was an increase in restricted cash set aside as collateral for our bonding requirements of $750,000.

Capital Expenditures

We do not anticipate any significant capital expenditures during 2009, although we may seek to finance the installation of corn oil extraction equipment at our Plant site if we can structure the project such that it is acceptable to the Bank.

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

We have been notified by FNBO that we were in violation of certain of the covenants in our loan agreements at June 30, 2009.  These include the covenants requiring a minimum working capital balance, minimum net worth and a minimum fixed charge coverage ratio.  The Company has not been granted a waiver of these violations by the Bank.  While the Bank has reserved its rights to declare us in default of our loan agreements, as of August 14, 2009, the Company has not been declared in default of its loan agreements and is still considered in good standing by the Bank.  As previously mentioned, the Company has executed the Sixth Amendment which allowed it to forgo two scheduled quarterly principal payments (April 16, 2009 and July 16, 2009).  The Sixth Amendment calls for the Company to make progress in three areas.  We received notice from the Bank that we have made sufficient progress to meet the terms of the Sixth Amendment.  For further information please see the discussion in Note 2 to the Notes of our unaudited condensed financial statements in this Quarterly Report.

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

As of August 10, 2009, we had available capital (cash plus borrowing capacity) of approximately $3.9 million.  Our available capital does not include $4.9 million that has been aside in conjunction with amounts withheld from Fagen, Inc. of $3.9 million as described in Note 10 to our Financial Statements in this Quarterly Report along with $750,000 set aside as cash collateral related to two letters of credit issued in relation to our grain warehouse and distilled spirits bonds.  Taking into account the relief provided by the waiver of our quarterly principal payments for April 2009 and July 2009 under the terms of the Sixth Amendment along with current market conditions we anticipate that we will have available capital to operate our business through the end of 2009 and into 2010.  As of July 16, 2009, our short term line of credit was not renewed.  We had never advanced funds under the line of credit and project that we would not need to borrow against it through September 30, 2009 based on current market conditions.

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

We were successful in having our members adopt an Amended and Restated Member Control Agreement that eliminated restrictions on the level of membership approval needed to issue new membership units in our Company.  New units can now be issued at the discretion of our Board of Governors.  The Company has begun the process of creating a registration statement for an intrastate offering of units to be used in conjunction with the corn procurement program which is also in the process of being developed.  There is no guarantee we will be successful in any of these ventures.

We borrowed the remaining approximately $1 million of capacity on our Long-Term Revolving Note during April 2009.

Short-term Debt Sources

As of July 16, 2009, or $3.5 million line of credit was not renewed by the Bank.  As mentioned above, we had never advanced funds on the line of credit and do not anticipate that we would have needed to through September 30, 2009, based on current market conditions.  We are in the process of trying to negotiate an extension of the line of credit for 90 days but there is no guarantee we will be successful.  Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over the one-month LIBOR rate with a minimum of 6%.  The rates charged totaled 6% and 5.87125% at June 30, 2009 and 2008, respectively.  We had no outstanding borrowings on the line of credit as of June 30, 2009 and December 31, 2008.

Long-Term Debt Sources

Please see Note 5 to our Financial Statements in this Quarterly Report for a comprehensive discussion of our Long-Term Debt Sources.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of August 14, 2009:

Contractual Obligations	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *	$61,133,089	$7,265,894	$53,825,985	$41,210	$	―
Capital leases	77,485	61,701	15,145	639		―
Operating lease obligations	1,655,895	489,660	923,335	242,900		―
Corn Purchases **	6,516,500	6,516,500	―	―		―
Coal purchases	644,400	644,400	―	―		―
Water purchases	2,988,000	398,400	796,800	796,800		996,000
Total	$73,015,369	$15,376,555	$55,561,265	$1,081,549		$996,000

* - Long-term debt obligations shown in this table are based on the scheduled payments contained in the Term Notes including the effects of the waiver of principal and interest rate floor provided for in the Sixth Amendment.  We used the rates fixed in the interest rate swap agreements (see “Interest Rate Swap Agreements” section above) for the Fixed Rate Note and December 2007 Fixed Rate Note, respectively which should account for possible net cash settlements on the interest rate swaps.  These amounts do not take into account any effect of possibly being declared in default of our Construction Loan Agreement.

** - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of June 30, 2009 for basis contracts that had not yet been fixed.

Grants

There has been no change in the repayment status of our grant from the North Dakota State Industrial Commission (totaling $275,000) during the second quarter of 2009.  We did not receive any funds during the first quarter of 2009 or 2008 from the Job Service North Dakota grant related to employee training.

North Dakota Ethanol Incentive Program

Under the program, each fiscal quarter, eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum.  The amount is capped at $1.6 million per plant per year up to a lifetime maximum of $10 million per plant.  We did not receive any funds from this program during the six months ended June 30, 2009.  We did receive approximately $650,000 during the six months ended June 30, 2008.  We do anticipate receiving some funds during 2009 once the program again receives funding but we cannot accurately estimate the amount.  The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price average as calculated below:

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

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory; and analysis of intangibles impairment.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 2 and Note 4 of the Notes to the unaudited condensed financial statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2009.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and construction term notes which bear variable interest rates. Approximately $17 million of our outstanding long-term debt is not covered under an interest rate swap and is at a variable rate as of June 30, 2009.  We anticipate that a hypothetical 1% change in interest rates, from those in effect on June 30, 2009, would change our interest expense by approximately $170,000 on an annual basis.  In order to achieve a fixed interest rate on the construction loan and reduce our risk to fluctuating interest rates, we entered into an interest rate swap contract that effectively fixed the interest rate at 8.08% on approximately $27.6 million of the outstanding principal of the construction loan.  We entered into a second interest rate swap in December 2007 and effectively fixed the interest rate at 7.695% on an additional $10 million of our outstanding long-term debt.  The interest rate swaps are not designated as either a cash flow or fair value hedge.  Market value adjustments and net settlements are recorded in interest expense.  We anticipate that a hypothetical 1% change in interest rates, from those in effect on June 30, 2009, would change the fair value of our interest rate swaps by approximately $800,000.

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol.  A trend has developed where ethanol and corn prices appear to be “linked,” meaning that as corn prices move up or down, ethanol prices also move up or down accordingly.

As part of executing the Sixth Amendment, our Bank has asked that we no longer engage in using short positions to offset our long corn position.  In response to this change in hedging strategy, we are exploring ways to minimize our long corn position as much as possible and still efficiently operate our Plant and ensure that we have a sufficient supply of corn to operate the Plant.

As of June 30, 2009 we had approximately 1.6 million bushels of corn under fixed price contracts.  We had accrued a loss on firm purchase commitments of approximately $695,000 related to these bushels as average fixed price of these contracts was approximately $0.27 above market value.  We would expect a $0.10 change in the price of corn to have an approximate $160,000 impact on our net income.

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

The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of June 30, 2009 and December 31, 2008, we had investments of $0 and $447,000 in corn derivative instruments, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

We estimate that our expected corn usage will be between 18 million and 20 million bushels per year for the production of approximately 50 million to 54 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2009, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc. (“Fagen”), due to punch list items which are not complete as of August14, 2009 and problems with the coal combustor. The punch list is an item that must be complete under the terms of the Design-Build Agreement in order for the Company to sign off on Final Completion and authorize payment of the $3.9 million.  In addition to a number of other punch list items, the Design-Build Agreement specified that the coal combustor would operate on lignite coal; however, the coal combustor did not run consistently on lignite and the Company has suffered plant shut-downs as a result. The Company continues to work with Fagen and its subcontractors on these issues; however, there is no assurance that any potentially agreed upon solution would solve the problems for $3.9 million or less, if at all. There is also no assurance that Fagen and its subcontractors will agree on any solution or even agree that the problem is their responsibility to correct. If Fagen disputes the withholding of the $3.9 million and demands payment, the Company may be forced to pay the $3.9 million and there would be no assurance that the punch list items would be completed or that the coal combustor would be able to use lignite coal.

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

We have not been granted a waiver of loan covenant violations that occurred as of March 31, 2009 or June 30, 2009 which gives the Bank the ability to exercise their rights under the terms of our Construction Loan Agreement.  We have been notified that we were in violation of certain of our loan covenants as of March 31, 2009 and June 30, 2009.  The Bank has not granted a waiver of those covenant violations.  As of August 14, 2009, we have not been declared in default of our loan agreements and the Bank considers us in good standing.  Because of our covenant violations, however, the Bank could call our notes due and payable at any time and could sell all the assets of the Company to satisfy our outstanding loan obligations.

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

We are in the process of implementing an intrastate offering of our Units in conjunction with implementing a corn procurement program and there can be no guarantee that this will be successful.  We are in the process of preparing a registration statement to be filed with the state of North Dakota relating to an intrastate offering of additional Class A membership Units in conjunction with the implementation of a corn procurement program available to members and non-members of the Company who are North Dakota residents.  In general terms, the program would allow us to procure corn at a discount today in exchange for the opportunity, for those that participate in the program, to receive a future incentive based on our financial performance.  There is no assurance that the program will be successfully implemented, will be successful once implemented, or that we will maintain our cash flow even with the discounted corn under the program.

We may have conflicting interests with Greenway that could cause Greenway to put its interests ahead of ours.  Greenway Consulting, LLC (“Greenway”) serves as our management consultant.  Greenway has and continues to advise our governors and has been, and is expected to be, involved in substantially all material aspects of our operations.  In addition, Gerald Bachmeier, who was named as our interim Chief Executive Officer on June 15, 2009, serves as Chief Manager of Greenway and is also a member of the Company.  Consequently, the terms and conditions of any future agreements and understandings with Greenway may not be as favorable to us as they could be if they were to be obtained from third parties.  In addition, because of the extensive role that Greenway had in the construction of the Plant and has in its operations, it may be difficult or impossible for us to enforce claims that we may have against Greenway.  Such conflicts of interest may impact our operations and financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

While we have not been declared in default of our Construction Loan Agreement by FNBO, we have been notified that we are in violation of certain loan covenants as of June 30, 2009.  Please see Note 2 and Note 5 to our unaudited condensed financial statements in this Quarterly Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Set forth below is information concerning each matter submitted to a vote at the Annual Meeting of Members of the Company on May 28, 2009:

Proposal No. 1:  The members elected the following persons to serve on the Board of Governors of the Company for a three year term or until his respective successor is duly elected and qualified.

Governor’s Name	Votes For
Mike Appert	24,002,055
William Price	22,999,185

Nominee Duane Zent was not elected as a governor at the Annual Meeting.  Mr. Zent received 12,703,220 votes in favor of his election.  A total of 422,000 votes were cast against the Board’s recommendations and 263,688 abstained.  The following persons’ terms of office continued at the conclusion of the Annual Meeting:  Jody Hoff, Ronald Aberle, Tim Meuchel, Frank Kirschenheiter and Sid Mauch.

Proposal No. 2:  The members approved amending and restating the Company’s Member Control Agreement in its entirety with the Amended and Restated Member Control Agreement attached as Exhibit A to the Company’s definitive proxy statement.

Votes For	Votes Against	Abstentions
27,526,967	2,504,306	163,801

Proposal No. 3: The members ratified the audit committee’s appointment of Boulay, Heutmaker, Zibell & Co. PLLP as the Company’s independent public accounting firm for the fiscal year ending December 31, 2009, with the following votes:

Votes For	Votes Against	Abstentions
28,250,117	1,900,000	44,957

During the second quarter of 2009, no other matters were submitted to a vote of the securities holders of the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date: August 14 2009	By:	/s/ Gerald Bachmeier
Gerald Bachmeier
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Mark E. Klimpel
Mark E. Klimpel
Chief Financial Officer

EXHIBIT INDEX

RED TRAIL ENERGY, LLC
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

4.2	Amended and Restated Member Control Agreement of Red Trail Energy, LLC. Filed as Exhibit 4.2 to our Current Report on Form 8-K on June 1, 2009 (000-52033) and incorporated by reference herein.

10.1
Sixth Amendment to the Construction Loan Agreement, effective date April 16, 2009, by and between Red Trail Energy, LLC and First National Bank of Omaha.  Filed as Exhibit 10.1 to our Current Report on Form 8-K on June 2, 2009 (000-52033) and incorporated by reference herein.

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