Form 10-Q
period 2009-09-30
RED TRAIL ENERGY, LLC
filed 2009-11-16
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filter or a smaller reporting company. See definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of November 13, 2009, the Company has outstanding 40,193,973 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. – Condensed Financial Statements
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	September 30, 2009
	(Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash and equivalents	$11,139,135	$4,433,839
Restricted cash - collateral	750,000	―
Restricted cash - margin account	1,541,673	1,498,791
Accounts receivable	3,208,552	2,697,695
Inventory	5,414,949	3,353,592
Prepayments of corn purchases	―	4,398,046
Prepaid expenses	298,330	41,767
Total current assets	22,352,639	16,423,730

Property, Plant and Equipment
Land	351,280	351,280
Plant and equipment	79,194,431	79,898,657
Land improvements	3,947,694	3,939,294
Buildings	5,312,995	5,312,995
Construction in progress	―	33,679
	88,806,400	89,535,905

Less accumulated depreciation	15,954,170	11,525,863
Net property, plant and equipment	72,852,230	78,010,042

Other Assets
Debt issuance costs, net of amortization	―	567,385
Investment in RPMG	605,000	605,000
Patronage equity, at fair value	192,207	116,296
Deposits	80,000	80,000
Total other Assets	877,207	1,368,681

Total Assets	$96,082,076	$95,802,453

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$51,339,702	$49,063,201
Accounts payable	6,005,915	5,720,764
Accrued expenses	2,842,838	1,845,101
Derivative instruments, at fair value	768,325	1,051,052
Accrued loss on firm purchase commitments	218,000	1,426,800
Interest rate swaps, at fair value	2,598,900	2,861,530
Total current liabilities	63,773,680	61,968,448

Other Liabilities
Contracts payable	275,000	275,000

Commitments and Contingencies

Members' Equity	32,033,396	33,559,005

Total Liabilities and Members' Equity	$96,082,076	$95,802,453

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Quarter Ended September 30, 2009 (Unaudited)	Quarter Ended September 30, 2008 (Unaudited)	Nine Months Ended September 30, 2009 (Unaudited)	Nine Months Ended September 30, 2008 (Unaudited)
Revenues
Ethanol, net of derivative fair value changes	$21,119,497	$30,314,248	$57,486,329	$89,483,214
Distillers grains	4,127,699	5,733,213	12,289,311	15,676,567
Total Revenue	25,247,196	36,047,461	69,775,640	105,159,781

Cost of Goods Sold
Cost of goods sold, net of changes in fair value of derivative instruments	20,932,722	33,554,054	60,983,797	88,849,261
(Gain)/loss on firm purchase commitments	(477,000)	3,140,000	218,000	3,140,000
Lower of cost or market adjustment for inventory on hand	221,500	512,000	1,464,500	512,000
Depreciation	1,449,900	1,438,264	4,390,783	4,270,804
Total Cost of Goods Sold	22,127,122	38,644,318	67,057,080	96,772,065

Gross Margin (Deficit)	3,120,074	(2,596,857)	2,718,560	8,387,716

General and Administrative	758,489	666,866	2,240,835	2,332,795

Operating Income (Loss)	2,361,585	(3,263,723)	477,725	6,054,921

Interest Expense	1,211,111	1,116,343	3,082,549	3,493,487

Other Income, net	678,845	835,179	1,123,516	1,693,922

Net Income (Loss)	$1,829,319	$(3,544,887)	$(1,481,308)	$4,255,356

Wtd Avg Units Outstanding - Basic	40,193,973	40,187,995	40,190,676	40,178,681

Net Income (Loss) Per Unit - Basic	$0.05	$(0.09)	$(0.04)	$0.11

Wtd Avg Units Outstanding - Diluted	40,193,973	40,187,995	40,190,676	40,223,681

Net Income (Loss) Per Unit - Diluted	$0.05	$(0.09)	$(0.04)	$0.11

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2009 (Unaudited)		Nine months ended September 30, 2008 (Unaudited)
Cash Flows from Operating Activities
Net income (loss)		$(1,481,308)		$4,255,356
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation		4,428,307		4,311,913
Amortization and write-off of debt financing costs		567,385		150,768
Change in fair value of derivative instruments		(282,727)		188,967
Change in fair value of interest rate swap		377,058		9,703
Equity-based compensation		3,334		15,000
Equity-based compensation non-cash write-off		(52,635)		―
Noncash patronage equity		(75,911)		(116,296)
Grant income applied to long-term debt		―		(59,874)
Loss on lower of cost or market adjustment		1,464,500		512,000
Unrealized loss on firm purchase commitments		(1,208,800)		3,140,000
Changes in assets and liabilities
Restricted cash - margin account		(42,882)		2,954,220
Accounts receivable		(510,857)		3,402,900
Inventory		(3,525,857)		1,618,836
Prepaid expenses		4,141,483		(25,722)
Accounts payable		454,261		(975,575)
Accrued expenses		997,737		(436,732)
Cash settlements on interest rate swap		(639,688)		265,845
Net cash provided by operating activities		4,613,400		19,211,309
Cash Flows from Investing Activities
Investment in RPMG		(169,110)		(354,087)
Refund of sales tax on fixed assets		763,630		―
Capital expenditures		(34,125)		(1,967,019)
Net cash provided by (used in) investing activities		560,395		(2,321,106)
Cash Flows from Financing Activities
Debt repayments		(1,297,007)		(17,873,214)
Restricted cash - collateral		(750,000)		―
Treasury units issued		5,000		―
Proceeds from long-term debt		3,573,508		3,160,500
Net cash provided by (used in) financing activities		1,531,501		(14,712,714)

Net Increase in Cash and Equivalents		6,705,296		2,177,489
Cash and Equivalents - Beginning of Period		4,433,839		8,231,709
Cash and Equivalents - End of Period		$11,139,135		$10,409,198

Supplemental Disclosure of Cash Flow Information
Interest paid		$2,216,077		$3,252,713

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Capital expenditures included in accounts payable	$	―		$230,000
Write-off of debt issuance costs		$517,823	$	―
Investment in RPMG included in accounts payable		$169,110		$250,913

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

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

Reclassifications

The presentation of certain items in the financial statements for the three and nine months ended September 30, 2008 has been changed to conform to the classifications used in 2009.  These reclassifications had no effect on members’ equity, net income (loss) or operating cash flows as previously reported.

Restricted Cash

During June 2009, the Company was required to restrict cash for use as collateral on two letters of credit issued in relation to its distilled spirits and grain warehouse bonds.  As of September 30, 2009 and December 31, 2008, the total amount of restricted cash related to these bonds was $750,000 and $0, respectively.  The Company also had cash restricted to meet its hedge account requirements.  The total amount of cash restricted in its hedge account was approximately $1.5 million as of both September 30, 2009 and December 31, 2008.

Debt Issuance Costs

Debt issuance costs were amortized over the term of the related debt by use of the effective interest method. Amortization commenced June 2006 when the Company began drawing on the related bank loan. Due to the uncertainties with our loan agreements described in Note 2 and Note 5, the Company wrote off the remaining balance (approximately $517,000) of its debt issuance costs during the first quarter of 2009.  Amortization and impairment expense totaled $0 and $567,000 (including the write-off of $517,000) for the three and nine months ended September 30, 2009, respectively, and $50,000 and $151,000 for the three and nine months ended September 30, 2008, respectively.  The amortization and debt issuance cost impairment expense is included in interest expense.

Net Income (Loss) Per Unit

Net Income (Loss) per unit are calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  Diluted units outstanding include 0 and 45,000 units as of September 30, 2009 and 2008, respectively, for the vested equivalents of restricted member units issued to management.  For the nine months ended September 30, 2009 and the three months ended September 30, 2008, these equivalent units are not included in fully diluted earnings per units as their effects would be anti-dilutive.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Subsequent Events

The Company has evaluated subsequent events through November 13, 2009, the date which the financial statements were available to be issued.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, and derivative instruments approximate their carrying value. It is not currently practicable to estimate the fair value of the Company’s long-term debt and contracts payable since the terms are uncertain as of September 30, 2009.  As such, there are no readily determinable similar instruments on which to base an estimate of fair value of each item.

Recently Adopted Accounting Principles

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification became the single source for all authoritative GAAP recognized by the FASB and has been applied to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

Going Concern and Management’s Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has determined that the following factors raise substantial doubt about its ability to continue as a going concern:

1.
The Company was profitable and had positive cash flows during the third quarter of 2009.  Prior to this quarter, however, poor market conditions in the ethanol industry led the Company to incur operating losses and negative operating cash flow since August 2008.

2.
The Company first violated certain of its loan covenants at December 31, 2008 and was granted a waiver of the violations, as of that date, by its senior lender, First National Bank of Omaha (the “Bank” or “FNBO”).  The Company was also found to be in violation of the same loan covenants at March 31, 2009, June 30, 2009 and September 30, 2009 and has not been granted a waiver of those violations by the Bank.

3.
With the improvement in market conditions, the Company projects that it may come back in compliance with some, but not all of its loan covenants as early as December 31, 2009.  However, it cannot be certain that it will regain compliance and has not been granted a waiver of any future projected covenant violations.  Please see the following paragraphs for a discussion of these factors.

1.  Market Conditions

Prior to the current quarter, the Company had incurred operating losses and negative operating cash flow since August 2008.  As of September 30, 2009, market conditions in the ethanol industry, and for the Company, have improved relative to the market conditions in place earlier this year and during the last quarter of 2008, to the point where operating cash flows are positive and the Company recorded a profit for the third quarter of 2009.  The Company projects that, if current market conditions continue through the fourth quarter of 2009, it will also be profitable in the fourth quarter and will be around break even for the year.  The Company anticipates that some of the production capacity that was shutdown or slowed down earlier this year, due to the poor market conditions, will come back on line in order to take advantage of the improved margins.  The Company cannot predict when, or if, this will happen but the Company believes that the ethanol industry could return to the oversupply situation that, in part, helped create the poor margin conditions during late 2008 and early 2009.

While the cost saving and revenue enhancing measures implemented by the Company earlier this year have been effective, the financial results of the Company are highly dependent on the spread between ethanol and corn prices.  The spread between ethanol and corn prices has improved which is largely why the Company recorded a profit in the third quarter of 2009.  In an effort to better insulate the Company from potential future downturns in the ethanol industry, the Company is still in the process of developing a corn procurement program that would essentially allow it to purchase corn in exchange for cash, equity, a deferred payable and an incentive to be paid in the future based on the Company’s financial performance.  The Company believes that such a program would have a positive impact on the long-term viability of its operations.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

2.  Long-Term Debt

The Company received a waiver for violations of its loan covenants for the period ended December 31, 2008.  The Company has been notified by the Bank that it is in violation of certain of the covenants in its loan agreements at March 31, 2009, June 30, 2009 and September 30, 2009.  The Company has not been granted a waiver of those violations.  While the Bank has reserved its rights to declare the Company in default of its loan agreements, as of November 13, 2009 the Bank has not declared the Company to be in default of its loan agreements and considers the Company to be in good standing with its loan agreements.  The Company is currently projecting that, with the current improved margins, it may regain compliance with some, but not all, of its loan covenants as early as December 31, 2009.  Due to the current and projected covenant violations, the Bank has the ability to call the Company’s debt due and payable during 2009 which has resulted in the reclassification of the Company’s long-term debt to a current liability.

The Company has maintained a good working relationship with the Bank and continues to have conversations with the Bank about potentially restructuring its debt load and recasting its loan covenants to match the current economics in the ethanol industry.  The sixth amendment to the Company’s construction loan agreement (the “Sixth Amendment”) allowed the Company to forgo its April 16, 2009 and July 16, 2009 principal payments.  The Company did make its regularly scheduled principal and interest payment on October 16, 2009.

The Company’s line of credit with the Bank (the “Line of Credit”) expired on July 16, 2009 and was not renewed.  The Company continues to work with the Bank to restore this line of credit currently does not have any options for borrowing short term capital.  The Company believes that the potential restructuring mentioned above would include reinstatement of its Line of Credit.  The Company projects that it will not need any short term borrowings to meet is obligations through December 31, 2009.

3.  Going Concern

While the Company was profitable during the third quarter of 2009 and projects that, under current market conditions, it will also be profitable in the fourth quarter, there is uncertainty surrounding how long margins will remain positive.  Those uncertainties in market conditions along with the status of the Company’s long-term debt and weakened balance sheet condition, due to losses sustained, raise substantial doubt about the Company’s ability to continue as a going concern.  Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the Bank’s participation in working through the Company’s difficult economic situation and the success of its future operations.  The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow, possibly securing additional financing or raising additional equity, and working with the Bank to structure debt payment terms that are reasonably achievable given current and applicable operating conditions.  While the Company believes in the viability of its strategies to maintain a positive cash flow and remain profitable, there can be no assurances to that effect.  These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Please see Note 2 for further detail on these items along with management’s plans to mitigate the effect of these items.

2.  NATURE OF CURRENT OPERATIONS

Market Conditions

During the third quarter of 2009, corn and ethanol prices continued to trade within a relatively narrow range compared to the extremes experienced during the year ended December 31, 2008.  For example, the September corn contract closing prices for the third quarter of 2009 traded within a range that included a high of approximately $3.60 per bushel and a low of approximately $3.00 per bushel.  In comparison, corn prices during 2008 ranged from a low of approximately $4.00 per bushel to a high near $8.00 per bushel.  Industry margins improved significantly during the third quarter relative to margins through June 2009.  The Company’s margins also improved significantly during the third quarter and the Company realized a net income of approximately $1.8 million.  Ethanol prices strengthened relative to corn prices during the quarter due to an increase in demand for ethanol related to new blending markets opening up and winter blending requirements.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

During the third quarter of 2009, the Company operated with near market corn prices – the result of decreased volatility in the corn markets and the Company’s efforts to implement a strategy to limit the number of bushels under fixed price contracts and in inventory on hand.  Having corn under firm purchase commitments which had a cost very near market prices allowed the Company to record a recovery of a portion of the previously accrued unrealized loss on firm purchase commitments related to its fixed price corn contracts of $477,000 as the contracted prices were much closer to market prices.  The Company did not record any lower of cost or market write downs on its corn inventory during the third quarter of 2009 as its average cost of corn on hand was lower than market prices.  The Company did record a lower of cost or market adjustment write down related to its ethanol inventory on hand at September 30, 2009 of $221,500.  The Company had approximately 1.4 million bushels under fixed price contract at September 30, 2009.

While the Company has worked to limit its exposure to market fluctuations, it cannot completely eliminate its exposure to those fluctuations.  Due to the location of the Plant along with the logistics of corn movement in its region, the Company believes it will always have to procure a certain amount of corn under fixed price contracts to ensure an adequate supply of corn to efficiently operate the Plant.

Banking Update

•
The Company continues to maintain a good working relationship with its Bank and also continues to converse with the Bank about possibly restructuring its current long-term debt and loan covenants to match the current and projected market conditions in the ethanol industry.

•
The Company was notified by the Bank that it was in violation of its loan covenants at September 30, 2009 and that it had not received a waiver of those covenant violations.  While the Bank has reserved its rights to declare the Company in default of its loan agreements, as of November 13, 2009, the Bank has not declared the Company in default of its loan agreements and considers the Company to be in good standing.

•	The Sixth Amendment allowed the Company to forgo its April 16, 2009 and July 16, 2009 principal payments. The Company did make its next scheduled note payment on October 16, 2009.

•
Based on current industry margins and a projection of near breakeven for 2009, the Company projects that it will regain compliance with certain (not all) of its loan covenants as early as December 31, 2009.

Company Initiatives

•
In an effort to mitigate the effect of potential future negative (or very small positive) cash flow and secure a supply of corn from local farmers, the Company is in the process of developing a corn purchasing strategy that would allow it to purchase corn for a combination of cash, equity and a deferred payable in exchange for repayment of such deferred amounts and payment of future incentives, to those that participate in the program, if the Plant is able to operate with positive cash flows sufficient enough to support the payments along with applicable debt service.  The Company views this strategy as a way of partnering with its corn supply chain to enhance its prospects to remain a viable company.  The program has taken longer than anticipated to develop and the Company now anticipates that, if successfully implemented, it will be in place during the first quarter of 2010.

•
The Company captured an increased yield during the second quarter of 2009 vs. the first quarter of 2009 and was able to maintain that higher yield during the third quarter of 2009.  If maintained for a consecutive twelve month period, this higher yield would result in using approximately 600,000 fewer bushels of corn over that time which would result in an approximately $2.4 million savings if corn averaged $4 per bushel during that time.

•
The Company maintained its production rate at approximately 110% of nameplate capacity during the third quarter of 2009 as margins continued to improve.  The Company continues to evaluate, on an on-going basis, the capacity at which to operate the Plant, including possibly shutting down.  The rate is being monitored in conjunction with industry margins to determine the best rate at which to operate the Plant.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

•	The Company continues to evaluate other cost cutting/revenue enhancing measures including the installation of corn oil extraction equipment.

•
The Company had to extend its normal fall maintenance outage by approximately 13 days during October to repair some previously unnoticed damage in one area of the Plant.  The Plant was back operating at full capacity as of October 22.  While the Company believes this additional downtime will have a negative impact on its earnings for the fourth quarter of 2009, the Company anticipates that it will still be profitable for the quarter.

3. DERIVATIVE INSTRUMENTS

From time to time the Company enters into derivative transactions to hedge its exposures to interest rate and commodity price fluctuations. The Company does not enter into derivative transactions for trading purposes.

The Company provides qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

As of September 30, 2009, the Company had entered into interest rate swap agreements along with corn and ethanol derivative instruments.  The Company records its derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Based upon the exposure being hedged, the Company designates its hedging instruments as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company does not currently have any derivative instruments that are designated as effective hedging instruments for accounting purposes.

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

As of September 30, 2009

Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	394	1,970,000	bushels	$376,000
Ethanol swap contracts	250	3,600,000	gallons	392,000
Total fair value (classified as a liability)				$768,000

None of the commodity contracts in place at September 30, 2009 were designated as effective hedges for accounting purposes.  As such, the change in fair value of the commodity contracts in place at September 30, 2009 has been recorded in the results of operations and classified as stated above.

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

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

At September 30, 2009, the Company had approximately $32 million of notional amount outstanding in swap agreements that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At September 30, 2009, the fair value of the interest rate swaps totaled approximately $2.6 million and is included in current liabilities.  These agreements are not designated as an effective hedge for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense.  The swaps mature in April 2012.

The Company recorded net settlements of approximately $306,000 and $640,000 for the three and nine months ended September 30, 2009, respectively, and $192,000 and $266,000 for the three and nine months ended September 30, 2008, respectively.  See Note 5 for a description of these agreements.

The following tables provide details regarding the Company’s derivative financial instruments at September 30, 2009:

Derivatives not designated as hedging instruments for accounting purposes

Balance Sheet - as of September 30, 2009	Asset		Liability
Derivative instruments, at fair value	$	―	$768,325
Interest rate swaps, at fair value		―	2,598,900
Total derivatives not desingated as hedging instruments for accounting purposes		$0	$3,367,225

Statement of Operations (Income)/expense	Location of change in fair value recognized in income	Change in fair value recognized in income during three months ended September 30, 2009	Change in fair value recognized in income during three months ended September 30, 2008	Change in fair value recognized in income during nine months ended September 30, 2009	Change in fair value recognized in income during nine months ended September 30, 2008
Corn derivative instruments	Cost of Goods Sold	$110,185	$(1,653,852)	$(603,934)	$(6,783,307)
Ethanol derivative instruments	Revenues	360,325	(891,661)	360,325	2,340,621
Interest rate swaps	Interest Expense	86,895	168,636	(262,630)	275,548
Total		$557,405	$(2,376,877)	$(506,239)	$(4,167,138)

4. INVENTORY

Inventory is valued at lower of cost or market.  Inventory values and associated lower of cost or market adjustments as of September 30, 2009 and December 31, 2008 were as follows:

Inventory values as of:	September 30, 2009	December 31, 2008
Raw materials, including corn, chemicals and supplies	$3,819,001	$1,636,631
Work in process	596,823	681,187
Finished goods, including ethanol and distillers grains	999,125	1,035,774
Total inventory	$5,414,949	$3,353,592

Lower of cost or market adjustments for the periods ended:	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Loss on firm purchase commitments	$(477,000)	$3,140,000	$218,000	$3,140,000
Lower of cost or market adjustment for inventory on hand	221,500	512,000	1,464,500	512,000
Total lower of cost or market adjustments	$(255,500)	$3,652,000	$1,682,500	$3,652,000

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price.  At the time the contracts were created, the price of the contract price approximated market price.  Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices.  As of September 30, 2009, the average price of corn purchased under fixed price contracts, that had not yet been delivered, was above market price but closer to market prices than at June 30, 2009.  Based on this information, the Company recorded a recovery of $477,000 of the previously accrued estimated loss during the three months ended September 30, 2009.  The Company recorded losses on these purchase commitments of approximately $218,000 for the nine months ended September 30, 2009 and the Company also recorded a loss on these purchase commitments of approximately $3.1 million for both the three and nine month periods ended September 30, 2008.  The loss is recorded in “Loss on firm purchase commitments” on the statement of operations.  The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $221,500 and $1,464,500 for the three and nine months ended September 30, 2009, respectively and $512,000 for both the three and nine month periods ended September 30, 2008, respectively.  The impairments were attributable primarily to decreases in market prices of corn and ethanol.  The inventory valuation impairment was recorded in “Lower of cost or market adjustment for inventory on hand” on the statement of operations.

5. BANK FINANCING

Long-term debt consists of the following:

As of	September 30, 2009	December 31, 2008
Notes under loan agreement payable to bank, see details below	$45,746,936	$43,436,721
Subordinated notes payable, see details below	5,525,000	5,525,000
Capital lease obligations (Note 7)	67,766	101,480
Total Long-Term Debt	51,339,702	49,063,201
Less amounts due within one year*	51,339,702	49,063,201
Total Long-Term Debt Less Amounts Due Within One Year	$0	$0

* - The Company is out of compliance with certain of its bank covenants as of September 30, 2009.  Based on current market conditions, the Company projects that it may regain compliance with some (but not all) of its loan covenants as early as December 2009, but it has not been able to secure a waiver from the bank for violations as of September 30, 2009 or the projected future violations.  While the Bank has reserved its rights under the Construction Loan Agreement as of November 13, 2009, the Bank has not declared the Company in default of the Construction Loan Agreement and considers the Company in good standing.  Due to the current and projected future covenant violations, however, the Company is required to show all of its debt subject to those covenant violations as a current liability.  The Company has shown the scheduled debt maturities below, absent any effects of possibly being declared in default of the Construction Loan Agreement, taking into account the terms of the Sixth Amendment and under the assumption that it will resume its scheduled note payments under the original terms of the Construction Loan Agreement in October 2009.  The Company did make its scheduled note payment in October 2009.

Scheduled maturities for the twelve months ended September 30,
2010	$4,930,814
2011	10,776,365
2012	35,596,704
2013	33,655
2014	2,164
Thereafter	―
Total	$51,339,702

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

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

The Company has been notified by FNBO that it is in violation of certain of the covenants at September 30, 2009 and that it has not been granted a waiver of those violations.  These include the covenants requiring a minimum working capital balance, minimum net worth and a minimum fixed charge coverage ratio.  Please see Note 2 for further discussion of the covenant violations and future projected waiver requests.

Credit Agreement

In December 2005, the Company entered into a credit agreement with the Bank providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the Plant. The Construction Loan Agreement requires the Company to maintain certain financial ratios and meet certain non-financial covenants.  The Construction Loan Agreement is secured by substantially all of the assets of the Company and includes the terms as described below.  Interest expense as shown on the statement of operations is composed of the following:

Interest Expense	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Interest expense on long-term debt	$817,829	$705,321	$2,138,105	$2,801,327
Amortization/write-off of deferred financing costs	―	50,256	567,386	150,768
Change in fair value of interest rate swaps	86,895	168,636	(262,630)	275,548
Net settlements on interest rate swaps	306,387	192,130	639,688	265,844
Total interest expense	$1,211,111	$1,116,343	$3,082,549	$3,493,487

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

Construction Loan

The Company had four long-term notes (collectively the “Term Notes” or each a “Term Note”) in place as of September 30, 2009.  Three of the Term Notes were established in conjunction with the termination of the original Construction Loan Agreement on April 16, 2007.  The fourth Term Note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when the Company entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt.  The Construction Loan Agreement requires the Company to maintain certain financial ratios and meet certain non-financial covenants.  Each Term Note has specific interest rates and terms as described below.  The estimated principal payments along with the interest rates shown below reflect the terms of the Sixth Amendment.

Term Notes - Construction Loan
	Outstanding Balance (Millions)		Interest Rate
Term Note	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	Range of Estimated Quarterly Principal Payment Amounts		Estimated Final Payment (millions)	Notes
Fixed Rate Note	$24.10	$24.70	6.00%	5.79%	$530,000 -	$650,000	$18.30	1, 2, 4
Variable Rate Note	2.50	3.00	6.00%	6.04%	$447,000 -	$475,000	0.21	1, 2, 3, 5
Long-Term Revolving Note	10.00	6.40	6.00%	5.74%	$297,000 -	$511,000	7.70	1, 2, 6, 7
2007 Fixed Rate Note	9.00	9.20	6.00%	6.19%	$196,000 -	$233,000	6.80	1, 2, 5

1 - The scheduled maturity date is April 2012
2 - Range of estimated quarterly principal payments is based on principal balances and interest rates as of September 30, 2009
3 -   Quarterly payments of $634,700 are applied first to interest on the Long-Term Revolving Note, next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note.  Variable Rate Note is estimated to be paid off in January 2011.

4 - Interest rate based on 3.0% over three-month LIBOR with a 6% minimum, reset quarterly
5 - Interest rate based on 3.4% over three-month LIBOR with a 6% minimum, reset quarterly
6 - Interest rate based on 3.4% over one-month LIBOR with a 6% minimum, reset monthly
7 - Principal payments would be made on the Long-Term Revolving Note once the Variable Rate Note is paid in full.

Revolving Line of Credit

The Company’s $3.5 million line of credit was not renewed as of July 16, 2009.  Interest is payable quarterly and charged on all borrowings at a rate of 3.4% over the one-month LIBOR rate with a minimum rate of 6%.  As of September 30, 2008, the rate charged was 5.73813%. The Company had no outstanding borrowings on this note at December 31, 2008.

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

The interest rate swaps were not designated as either a cash flow or fair value hedge. Fair value adjustments and net settlements are recorded in interest expense.

Letters of Credit

The Construction Loan Agreement provides for up to $137,000 in letters of credit with the Bank to be used for any future line of credit requested by a supplier to the Plant. The letter of credit expires on December 1, 2009.  The Construction Loan Agreement requires the Company to pay a quarterly commitment fee of 2.25% of all outstanding letters of credit. The balance outstanding on this letter of credit was $137,000 as of September 30, 2009 and December 31, 2008, respectively.

The Company also issued two new letters of credit during the second quarter of 2009 in conjunction with the issuance of its grain warehouse and distilled spirits bonds.  The letters of credit were issued in the amount of $500,000 and $250,000, respectively.

Subordinated Debt

As part of the Construction Loan Agreement, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8% and 8.04063% at September 30, 2009 and 2008, respectively) and is due and payable subject to approval by the senior lender, the Bank. Interest is compounding with any unpaid interest converted to principal. Amounts will be due and payable in full in March 2011.  The balance outstanding on these loans was $5,525,000 as of September 30, 2009 and December 31, 2008, respectively.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

6. FAIR VALUE MEASUREMENTS

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

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis.

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2009	Fair Value as of September 30, 2009	Level 1		Level 2		Level 3
Assets
Money market funds	$5,001,898	$5,001,898		$5,001,898	$	―	$	―
Total	$5,001,898	$5,001,898		$5,001,898	$	―	$	―
Liabilities
Interest rate swaps	$2,598,900	$2,598,900	$	―		$2,598,900	$	―
Derivative instruments	768,325	768,325		768,325		―		―
Total	$3,367,225	$3,367,225		$768,325		$2,598,900	$	―

The fair value of the money market funds and corn and ethanol derivative instruments is based on quoted market prices in an active market.  The fair value of the interest rate swap instruments are determined by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis of the interest rate swap reflects the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves.

7. LEASES

The Company leases equipment under operating and capital leases through 2013. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  Equipment under operating lease includes a locomotive and rail cars.  Rent expense for operating leases was approximately $122,000 and $358,000 for the three and nine months ended September 30, 2009, respectively and $122,000 and $214,000 for the three and nine months ended September 30, 2008, respectively.  Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

	September 30, 2009	December 31, 2008
Equipment	$219,476	$216,745
Accumulated amortization	57,436	45,996
Net equipment under capital lease	$162,040	$170,749

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

At September 30, 2009, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year.  Amounts shown below are for the 12 months period ending September 30:

	Operating Leases	Capital Leases
2010	$489,660	$60,305
2011	489,660	3,354
2012	415,360	3,354
2013	138,800	3,354
2014	―	2,236
Total minimum lease commitments	$1,533,480	72,603
Less amount representing interest		4,837
Present value of minimum lease commitments included in the preceding current liabilities		$67,766

8. MEMBERS’ EQUITY

The Company has one class of membership units, Class A Membership Units (the “Units”), with each Unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions.  There were 40,193,973 and 40,188,973 Units outstanding as of September 30, 2009 and December 31, 2008, respectively.

9. EQUITY-BASED COMPENSATION

2006 Equity-Based Incentive Plan

During 2006, the Company implemented an equity-based incentive plan (the “Plan”) which provided for the issuance of restricted Units to the Company’s key management personnel, for the purpose of compensating services rendered. As of June 30, 2009, the personnel covered by the Plan had either left employment or given notice that they were going to leave employment.  Due to these circumstances, prior recognized equity-based compensation expense related to these grants was written off through compensation expense during the three months ended June 30, 2009.  5,000 units were issued under the terms of the Plan during June 2009.  During 2007, the Company exercised an option to repurchase 200,000 Units in association with this Plan.  185,000 Units are still held in treasury and will not be issued under the Plan.  While the Company does not have any other equity-based compensation plans currently in place, these Units could be used for that purpose in the future.  Equity-based compensation expense was $0 and $-53,334 (approximately $700 of this was shown in interest expense) for the three and nine months ended September 30, 2009, respectively and $5,000 and $15,000 for the three and nine months ended September 30, 2008, respectively.  As of September 30, 2009, the total equity-based compensation expense related to nonvested awards not yet recognized was $0.

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

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators.  At September 30, 2009, the Company had various fixed and basis contracts for approximately 1.4 million bushels of corn.  Of the 1.4 million bushels under contract, only approximately 12,000 bushels were under basis contract and did not have a fixed price.  Using the stated contract price for the fixed contracts and using market prices, as of September 30, 2009, to price the basis contracts the Company had commitments of approximately $5.2 million related to all 1.4 million bushels under contract.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

11. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol.  The related parties include Unit holders, members of the board of governors of the Company, Greenway Consulting, LLC (“Greenway”) and RPMG, Inc. (“RPMG”).  RPMG has been considered a related party since January 1, 2008 when the Company became a partial owner in RPMG.  The Company also has a note payable to Greenway, and pays Greenway for plant management and other consulting fees (recorded in general and administrative expense).  The Chief Manager of Greenway is the Company’s interim CEO and also a member of the Company.  Significant related party activity affecting the financial statements are as follows:

			September 30, 2009	December 31, 2008
Balance Sheet
Accounts receivable			$2,595,055	$2,198,277
Accounts payable			812,820	788,149
Notes payable			1,525,000	1,525,000

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Statement of Operations
Revenues	$22,037,498	$28,310,003	$59,737,463	$93,056,622
Cost of goods sold	706,369	708,659	2,060,175	2,057,626
General and administrative	139,973	170,988	423,656	948,728

Inventory Purchases	$1,481,245	$5,958,496	$4,173,738	$8,652,958

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine months ended September 30, 2009, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Forward-looking statements in this Quarterly Report include, but are not limited to, our expectations regarding future revenues and expenses, the effect of state and federal low carbon fuel or ethanol blending regulations on our operations and revenues, Plant downtime, capital expenditures, our compliance with loan covenants, reinstatement of our line of credit, interest costs, interest income, receipt of grant income, receipt of state incentive plan payments, linkage of ethanol and corn prices in the future, ethanol and distillers grain prices,  corn costs, increased yields from production, the implementation of our corn procurement program, the possible installation of corn oil extraction equipment, hedging strategies, corn usage and ethanol production, general and administrative costs, chemical and denaturant costs, expected savings from our coal unloading facility, our profit projections for the rest of 2009,  and our ability to fund our operations and capital expenditures from our existing cash flows.  The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Nonetheless, the Company's expectations, beliefs or projections may not be achieved or accomplished. Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as updated in Part II, Item 1A of this Quarterly Report.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A – Risk Factors,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and include:

•	Our ability to secure a waiver for future possible violations of our loan covenants or other events of default or renegotiate the terms of our loan agreements with our lenders;

•	Our possible future violations of loan covenants under existing loan agreements with our lenders;

•	Our ability to successfully implement our proposed corn procurement program;

•	Our ability to raise additional capital whether through debt financing, an equity raise or other means of raising capital;

•	Our ability to secure replacement debt financing in the event our Bank calls our loan amounts and requires payment in full.

•	Projected growth, overcapacity or contraction in the ethanol market in which we operate;

•	Fluctuations in the price and market for ethanol and distillers grains;

•	Changes in Plant production capacity, variations in actual ethanol and distillers grains production from expectations or technical difficulties in operating the Plant;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in our business strategy, capital improvements or development plans for expanding, maintaining or contracting our presence in the market in which we operate;

•	Costs of equipment;

•	Changes in interest rates and the availability of credit to support capital improvements, development, expansion and operations;

•	Our ability to market and our reliance on third parties to market our products;

•	Our ability to distinguish ourselves from our current and future competition;

•	Changes to infrastructure, including:

-	expansion of rail capacity;

-	possible future use of ethanol dedicated pipelines for transportation;

-	increases in truck fleets capable of transporting ethanol within localized markets;

-	additional storage facilities for ethanol, expansion of refining and blending facilities to handle ethanol;

-	growth in service stations equipped to handle ethanol fuels; and

-	growth in the fleet of flexible fuel vehicles capable of using E85 fuel;

•	Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

-	national, state or local energy policy;

-	federal ethanol tax incentives;

-	legislation mandating the use of ethanol or other oxygenate additives;

-	state and federal regulation restricting or banning the use of MTBE;

-	environmental laws and regulations, specifically carbon regulation, that apply to our plant operations and their enforcement; or

-	reduction or elimination of tariffs on foreign ethanol.

•	Increased competition in the ethanol and oil industries;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Anticipated trends in our financial condition and results of operations;

•	The availability and adequacy of our cash flow to meet our requirements, including the repayment of debt and the observance of our loan covenants;

•	Our liability resulting from litigation;

•	Our ability to retain key employees and maintain labor relations;

•	Changes and advances in ethanol production technology;

•	Gains or losses from derivative activities, including hedging corn, ethanol and other commodities;

•	Possible conflicts of interest involving our governors and/or officers; and

•	Competition from alternative fuels and alternative fuel additives.

Summary

Red Trail Energy, LLC, a North Dakota limited liability company (the “Company,” “Red Trail,” or “we,” “our,” or “us”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).

Results of Operations

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our statements of operations for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30, 2009 (Unaudited)		Three months ended September 30, 2008 (Unaudited)		Nine months ended September 30, 2009 (Unaudited)		Nine months ended September 30, 2008 (Unaudited)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues
Ethanol, net of derivative fair value changes	$21,119,497	83.65%	$30,314,248	84.10%	$57,486,329	82.39%	$89,483,214	85.09%
Distillers grains	4,127,699	16.35%	5,733,213	15.90%	12,289,311	17.61%	15,676,567	14.91%
Total Revenue	25,247,196	100.00%	36,047,461	100.00%	69,775,640	100.00%	105,159,781	100.00%
Cost of Goods Sold
Cost of goods sold, net of derivative fair value changes	20,932,722	82.91%	33,554,054	93.08%	60,983,797	87.40%	88,849,261	84.49%
(Gain) loss on firm purchase commitments	(477,000)	-1.89%	3,140,000	0.00%	218,000	0.31%	3,140,000	2.99%
Lower of cost or market adjustment for inventory on hand	221,500	0.88%	512,000	0.00%	1,464,500	2.10%	512,000	0.49%
Depreciation	1,449,900	5.74%	1,438,264	3.99%	4,390,783	6.29%	4,270,804	4.06%
Total Cost of Goods Sold	22,127,122	87.64%	38,644,318	97.07%	67,057,080	96.10%	96,772,065	92.02%
Gross Margin (Deficit)	3,120,074	12.36%	(2,596,857)	2.93%	2,718,560	3.90%	8,387,716	7.98%
General and Administrative	758,489	3.00%	666,866	1.85%	2,240,835	3.21%	2,332,795	2.22%
Operating Income (Loss)	2,361,585	9.35%	(3,263,723)	1.08%	477,725	0.68%	6,054,921	5.76%
Interest Expense	1,211,111	4.80%	1,116,343	3.10%	3,082,549	4.42%	3,493,487	3.32%
Other Income, net	678,845	2.69%	835,179	2.32%	1,123,516	1.61%	1,693,922	1.61%
Net Income (Loss)	$1,829,319	7.25%	$(3,544,887)	0.30%	$(1,481,308)	-2.12%	$4,255,356	4.05%

Additional Data	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008
Ethanol sold (thousands of gallons)	14,086	13,392	38,567	41,515
Dried distillers grains sold (tons)	39,305	29,706	78,813	77,934
Modified distillers grains sold (tons)	8,439	23,067	65,127	87,330
Ethanol avg price/gallon (net of hedging activity)	$1.50	$2.26	$1.49	$2.16
Dried distillers grains avg price/ton	$93.93	$139.25	$112.20	$136.65
Modified distillers grains avg price/ton	$51.59	$68.90	$52.84	$57.29
Corn costs per bushel (net of hedging activity)	$3.40	$5.89	$3.77	$4.93

Results of Operations for the Three and Nine Months Ended September 30, 2009 as Compared to the Three and Nine Months Ended September 30, 2008

Summary

Our main revenue sources (ethanol and distillers grains) and our main cost component (corn) are commodities that are subject to a high degree of price volatility but also have, historically, maintained a high degree of correlation.  Because of this volatility, we may experience large variances in our revenue and cost of goods sold from period to period and year to year.  While we do monitor increases and decreases in the price of ethanol and corn and we also monitor our other costs of goods sold very closely, we tend to focus our attention on the spread between ethanol and corn prices as that has the biggest impact on our profitability.  While we have seen a decrease in our ethanol and corn prices compared to the three and nine months ended September 2008, the spread between ethanol and corn prices remained fairly constant until the third quarter of 2009 when the spread increased due to relative strengthening of ethanol prices in comparison to corn prices.

Our operations were profitable during the third quarter of 2009 with a net income of approximately $1.8 million compared to a net loss of approximately $3.5 million during the third quarter of 2008.  For the nine months ended September 30, 2009, we recognized a loss of approximately $1.5 million compared to a net income of approximately $4.3 million for the nine months ended September 30, 2008.

Margins improved significantly during the third quarter of 2009 as ethanol prices strengthened relative to corn prices and our corn costs reflected corn purchases at or below market levels.  This positive trend in the spread between ethanol and corn prices has continued into the fourth quarter and we believe that, if current margins hold throughout the fourth quarter of 2009, the Company should also be profitable in the fourth quarter of 2009 and come very close to breaking even for fiscal year 2009.

Ethanol prices strengthened during the third quarter of 2009 mainly due a more balanced supply and demand in the ethanol markets.  Many plants that had been idle earlier in the year have started producing again as margins have increased.  Current estimates are that approximately 1 billion gallons of production capacity is either shutdown or operating at less than 100% capacity compared to over 2 billion gallons earlier this year.  It remains to be seen whether this will again create an oversupply situation that causes prices to decrease and plants to shut down.

Operationally we had a very strong third quarter, producing approximately 14.2 million gallons of ethanol.  We continue to monitor our plant efficiency and have seen continued improvement in our yield (gallons of ethanol produced per bushel of corn).  While our operations are highly dependent on the spread between ethanol and corn prices, the cost cutting measures that we implemented earlier this year have also had a positive impact on our net income.

We continue to evaluate various corn oil extraction systems in an effort to add another revenue stream to our operation but have not yet signed a definitive agreement for the installation of the equipment or sale of product.  If we continue to pursue this option, we believe it may be possible to have a system implemented during the second quarter of 2010.

As previously reported in our Quarterly Report on Form 10-Q for the Period ended June 30, 2009, we executed the Sixth Amendment which allowed us to forgo to two principal payments (April 16, 2009 and July 16, 2009) under the Construction Loan Agreement with our Bank.  We did make our regularly scheduled principal and interest payment on October 16, 2009 and continue to have conversations with our Bank regarding a possible restructuring of our loan agreements.

Revenues

Three Months Ended September 30, 2009 and 2008
Revenues decreased approximately $10.8 million during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.  Ethanol revenue decreased approximately $9.2 million and distillers grains revenue decreased approximately $1.6 million.  The decrease was primarily due to lower prices received for ethanol and distillers grains during the third quarter of 2009.

Ethanol revenue
We operated the Plant at normal production rates (approximately 110% of name plate capacity) during the third quarter of 2009 and produced just over 14 million gallons of ethanol.  We sold approximately 700,000 more gallons of ethanol during the third quarter of 2009 compared to the third quarter of 2008.  The price we received during the third quarter of 2009, including the effects of our hedging activity, was an average of $0.76 per gallon lower than the price received during the third quarter of 2008 ($1.50 per gallon vs. $2.26 per gallon).  Ethanol prices traded within a fairly narrow range during the third quarter of 2009 with forward month Chicago Ethanol Swap closing prices trading between a low of approximately $1.54 and a high of approximately $1.79.  Gains and losses related to our ethanol hedging activities are recorded in revenue.  We recorded a loss of approximately $360,000 and a gain of approximately $892,000 related to our ethanol hedging activities for the three months ended September 30, 2009 and September 30, 2008, respectively.  Ethanol is a commodity that has maintained a fairly high correlation to corn futures prices.  Corn futures prices were much lower during the third quarter of 2009 as compared to the third quarter of 2008 and ethanol prices were correspondingly lower as well.

Distillers grains revenue
Our overall distillers grain revenue decreased primarily due to lower prices received during the third quarter of 2009 as compared to the third quarter of 2008.  The price of distillers grains typically increases or decreases with the price of corn which is reflected in the prices we received during the third quarter of 2009 vs. the third quarter of 2008.  The average price we received for our dried distillers grains with solubles (“DDGS”) product during the third quarter of 2009 was approximately $45.00 per ton lower than the price we received during the third quarter of 2008 ($93.93 per ton vs. $139.25 per ton).  The average price we received for modified distillers grains (“DMWG”) during the third quarter of 2009 was approximately $17.00 per ton lower than the average price we received during the third quarter of 2008 ($51.59 per ton vs. $68.90 per ton).

We sold approximately 14,600 fewer tons of DMWG and we sold approximately 9,600 tons more of DDGS during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  The change in product mix is primarily related to a new price index we implemented for the sale of our DMWG.  Our DMWG price is indexed to the price of corn and we adjusted the index for our new contract period (June 2009 – May 2010) in an effort to price our DMWG product at a level more comparable to our DDGS product (when adjusted for moisture content).  The downturn in the cattle market and availability of other cheaper feed sources, in conjunction with the change in our price index, caused our customers to contract fewer tons of DMWG over the summer months (third quarter of 2009) than the comparable period of 2008.

Nine Months Ended September 30, 2009 and 2008
Revenues decreased approximately $35.4 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  Ethanol revenue decreased approximately $32.0 million and distillers grains revenue decreased approximately $3.4 million.  The decrease was primarily due to lower prices received for ethanol and distillers grains during 2009 along with lower volumes of ethanol and distillers grains produced and sold as we operated the Plant at a lower capacity at various times for different reasons, including weather related corn supply disruptions and the current economic environment in the industry.

Ethanol revenue
As mentioned above, at various times we operated the Plant at a reduced rate during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  We sold approximately 2.9 million fewer gallons of ethanol during this period in 2009 as compared to the same period for 2008 and we received an average net price (including the effects of changes in ethanol related derivative instruments) that was $0.67 per gallon lower ($1.49 per gallon vs. $2.16 per gallon).  Gains and losses related to our ethanol hedging activities are recorded in revenue.  We recorded losses related to our ethanol hedging activities of approximately $360,000 and $2.3 million during the nine month period ended September 30, 2009 and September 30, 2008, respectively.  Ethanol is a commodity that has maintained a fairly high correlation to corn futures prices.  Corn futures prices were much lower during the nine months ended September 30, 2009 as compared to same period in 2008 and ethanol prices were correspondingly lower as well.

Distillers grains revenue
We sold approximately 22,200 fewer tons of DMWG and approximately the same number of tons of DDGS during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The overall decrease in sales of distillers grains is due to the decrease in production rates during 2009 vs. 2008.   The change in product mix is primarily related to a new price index we implemented for the sale of our DMWG.  Our DMWG price is indexed to the price of corn and we adjusted the index for our new contract period (June 2009 – May 2010) in an effort to price our DMWG product at a level more comparable to our DDGS product (when adjusted for moisture content).  The downturn in the cattle market and availability of other cheaper feed sources, in conjunction with the change in our price index, caused our customers to contract fewer tons of DMWG over the summer months (third quarter of 2009) than the comparable period of 2008.

The price of distillers grains typically increases or decreases with the price of corn which is reflected in the prices we received during the nine months ended September 30, 2009 vs. the same period in 2008.  The price we received for our DDGS product was, on average, approximately $24.00 per ton lower during the nine months ended September 30, 2009 vs. the nine months ended September 30, 2008 ($112.20 per ton vs. $136.65 per ton).  The average price we received for DMWG was, on average approximately $4.00 per ton lower during the nine months ended September 30, 2009 vs. the nine months ended September 30, 2008 ($52.84 per ton vs. $57.29 per ton).

Revenues – Prospective Information

Ethanol revenue – because ethanol is a market driven commodity, ethanol prices are very hard to predict.  Based on recent trends, we anticipate the price of ethanol to generally follow the price of corn but we also expect that there will be periods when the price of these two commodities diverge.  However, this is only a prediction on our part based on the knowledge and resources we have available today.  During the third quarter of 2009 and through October 2009, ethanol prices strengthened relative to the price of corn and the spread between ethanol and corn prices increased.  Ethanol prices have increased primarily due to more balanced supply and demand in the ethanol markets along with lower than expected imports.  Imports are lower because less ethanol is being produced in Brazil, as an increase in sugar prices has diverted some sugar previously used in ethanol production to other markets.  We cannot predict how long the market will maintain these higher prices.

There is a great amount of uncertainty in the marketplace regarding whether any of the production capacity that is currently shut down will come back on-line, the impact of negative public perception of the ethanol industry, the possible repeal and/or reduction of federal ethanol supports and the possible enactment at the state or federal level of low carbon fuel standards that may negatively impact ethanol.  We could face additional negative impacts from low carbon fuel standards since our Plant uses coal as its main fuel source.  Based on the low carbon fuel standard regulation proposed and approved by the California Air Resources Board, we believe that ethanol produced at our Plant would not be allowed to be sold in that state.  The regulation approved in California is not mandated to go into effect until 2011.  We cannot predict whether other states, or the federal government, may try to enact legislation similar to the regulation approved by the California Air Resources Board.  One potential government action that we believe could have a positive impact on ethanol prices is a request being considered by the United States Environmental Protection Agency to allow blends of up to 15% ethanol in gasoline.  We believe this would help balance the supply and demand in the industry as a whole more quickly and potentially have a positive impact on ethanol prices.  Please see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for more information on risk factors that may affect our ethanol revenues.

Distillers grains revenue – distillers grains are also a market driven commodity which makes the price very hard to predict.  The price of distillers grains, both DDGS and DMWG, tends to follow the price of corn.  We expect the average price we receive for our DDGS product to increase by approximately $15 - $20 per ton (from our third quarter 2009 average price of approximately $94 per ton) during the fourth quarter of 2009 based on anticipated increased demand for this product as cattle move out of pastures and into feedlots.  We expect the average price we receive during the fourth quarter of 2009 for our DMWG product to increase approximately $3 - $5 per ton compared to our third quarter 2009 average price of approximately $52.00 assuming corn prices stay comparable to the third quarter of 2009.

Cost of Sales
The price we paid for our main input, corn, was significantly lower during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, which led to an improvement in the margin between our revenue and corn cost of approximately $0.04 per gallon ($0.59 per gallon vs. $0.55 per gallon).  Margins have improved across the industry due to a more balanced supply and demand of product in the market place.  This margin improvement has caused some of the production capacity that was previously slowed down or shut down to increase production or come back on line.  Some of the other key components of our costs of goods sold (chemicals, denaturant and coal) also decreased during the first nine months of 2009 vs. the same period in 2008.  These decreases were due, in part to lower prices as well as the successful implementation of our coal unloading facility along with cost cutting measures put in place earlier this year.

Three Months Ended September 30, 2009 and 2008
Our overall cost of goods sold decreased by approximately $16.5 million during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
•
Corn costs - our corn costs were lower in the third quarter of 2009 compared to the third quarter of 2008 as market prices for corn were lower.  Our average cost per bushel, net of hedging activities, was approximately $3.40 per bushel and $5.89 per bushel for the three months ended September 30, 2009 and 2008, respectively.  Similar to ethanol prices, corn prices during the third quarter of 2009 remained relatively constant when compared to the volatility experienced during 2008.

•
Loss on firm purchase commitments - the corn that we had under contract at September 30, 2009, while very near market prices, was still approximately $0.17 per bushel higher than market, on average.  Because the average cost of the corn under contract was nearer to market prices than at June 30, 2009, this resulted in a recovery of some of our previously accrued unrealized loss on firm purchase commitments of $477,000.  During the third quarter of 2008, the average price of corn we had under firm purchase commitments became significantly higher than market as commodity prices dropped in response to the global economic crisis and we accrued a loss on firm purchase commitments of approximately $3.1 million.

•
Lower of cost or market adjustments related to inventory on hand - we recorded lower of cost or market adjustments related to inventory on hand of $221,500 and $512,000 for the three months ended September 30, 2009 and 2008, respectively.

•
Denaturant costs – while we did use approximately 19,000 more gallons due to our slightly higher production, we also experienced a price decrease of approximately $1.36 per gallon during the third quarter of 2009 as compared to 2008 ($1.72 per gallon vs. $3.08 per gallon).  Most of the decrease was related to lower gasoline prices but a portion of the decrease is also related to negotiating a price index that resulted in a lower price to our Plant.  The decrease in denaturant prices and usage resulted in an approximate savings of $378,000 during the third quarter of 2009 as compared to the third quarter of 2008.

•
Coal costs - the successful start up of our coal unloading facility in October 2008 has improved our cost structure as we experienced a decrease in our coal costs of approximately $13.00 per ton in the third quarter of 2009 compared to the third quarter of 2008 ($39.20 per ton vs. $52.14 per ton).  We used approximately 25,000 tons of coal during the second quarter of 2009 which amounts to a savings of approximately $325,000.

•
Chemical costs – our chemical costs were approximately $549,000 lower during the third quarter of 2009 vs. the comparable period in 2008.  The lower costs were primarily due to lower chemical prices as many of the items we buy are commodities and have decreased in price with most other commodities.  Decreased usage of some of the chemicals has also contributed to the lower costs as we have been able procure coal with a chemical composition that has the effect of lowering certain of the emissions from our process which, in turn, decreases the amount of chemicals needed to control those emissions and we have also lowered the usage of some chemicals through monitoring our process and trying to optimize our usage.

•
Repair and maintenance costs – our repair and maintenance costs were approximately $188,000 lower during the third quarter of 2009 vs. the comparable period in 2008.  The decrease is primarily the result the timing of our normal fall maintenance outage – the outage took place during September of 2008 while the 2009 outage took place in October 2009.

Our other cost of goods sold items remained fairly constant between the third quarter of 2009 and the third quarter of 2008.

Nine Months Ended September 30, 2009 and 2008
Our overall cost of goods sold decreased by approximately $29.7 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
•
Corn costs - our corn costs were lower in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 as market prices for corn were lower.  Our average cost per bushel, net of hedging activities, was approximately $3.77 per bushel and $4.93 per bushel for the nine months ended September 30, 2009 and 2008, respectively.  Similar to ethanol prices, corn prices during the first nine months of 2009 remained relatively constant when compared to the volatility experienced during 2008.

•
Loss on firm purchase commitments - we recorded a lower of cost or market adjustment related to the corn we had under firm purchase commitments of $218,000 and approximately $3.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The average price of corn we have under firm purchase commitments has remained much closer to market prices during 2009 due, in part, to the decrease in volatility in the commodity markets and also due to our efforts to limit the number of bushels we have purchased under firm purchase commitments.  During the third quarter of 2008, commodity prices collapsed in response to the global economic crisis and caused the corn we had under firm purchase commitments to become priced significantly higher than market prices.  We had approximately 1.4 million bushels under firm purchase commitments as of September 30, 2009 compared to approximately 3.5 million bushels at September 30, 2008.

•
Lower of cost or market adjustments related to inventory on hand - we recorded a lower of cost or market adjustment related to inventory on hand of approximately $1.5 million and $512,000 for the nine months ended September 30, 2009 and 2008, respectively.

•
Denaturant costs - while we did use approximately 84,000 fewer gallons due to our reduced production rates and new regulations that limit the amount of denaturant we can blend with ethanol, we also experienced a price decrease of approximately $1.37 per gallon during the nine months ended September 30, 2009 as compared to 2008 ($1.52 per gallon vs. $2.89 per gallon).  Most of the decrease is related to falling gasoline prices but a portion of the decrease is also related to negotiating a price index that resulted in a lower price to our Plant.  The decrease in denaturant prices and usage resulted in an approximate savings of $1.4 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

•
Coal costs - the successful start up of our coal unloading facility in October 2008 has improved our cost structure as we experienced a decrease in our coal costs of approximately $11.75 per ton for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 ($40.33 per ton vs. $52.08 per ton).  We used approximately 68,000 tons of coal during the nine months ended September 30, 2009 which amounted to a savings of approximately $799,000.

•
Chemical costs – our chemical costs were approximately $1 million lower for the nine months ended September 30, 2009 vs. the comparable period in 2008.  The lower costs were primarily due to lower chemical prices as many of the items we buy are commodities and have decreased in price with most other commodities.  Decreased usage of some of the chemicals has also contributed to the lower costs as we have been able procure coal with a chemical composition that has the effect of lowering certain of the emissions from our process which, in turn, decreases the amount of chemicals needed to control those emissions and we have also lowered the usage of some chemicals through monitoring our process and trying to optimize our usage.

Our other cost of goods sold items remained fairly constant between the nine months ended September 30, 2009 and the nine months ended September 30, 2008.

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

Corn cost
Because corn is a market driven commodity, corn prices are very hard to predict.  While we have recently seen an improvement in margins as ethanol prices have strengthened relative to corn prices and the spread between ethanol prices and corn prices has increased, we cannot accurately predict how long the improvement will last.  We anticipate that some of the production capacity that has been slowed down or shutdown will come back on line to take advantage of the improved margins which could create an oversupply situation and cause ethanol prices to decrease relative to corn prices.  Based on our corn procurement strategies we anticipate that our corn costs will remain near market prices.  We expect that our corn prices will tend to be slightly higher than market prices in a declining corn market and slightly under market prices in a rising corn market as we do have to enter into fixed price contracts for at least a portion of our production needs to ensure an adequate supply of corn to our Plant.

In an effort to increase the long-term viability of our Plant we are exploring ways of partnering with our corn suppliers to purchase corn for a combination of cash, equity and a deferred payable in exchange for repayment of such deferred amounts and payment of future incentives, to those that participate in the program, if the Plant is able to operate with positive cash flows sufficient enough to support the payments along with applicable debt service.  We have received some positive initial feedback to this concept from our corn suppliers and are working through the details of how the program would work.  If successful, we anticipate that the program could be in place during the first quarter of 2010.

Energy and chemical needs
While we do have contracts in place for our main energy inputs in an effort to mitigate future price increases for coal, water, electricity, natural gas and chemicals, we have experienced an increase in our electric rates and our chemical supply contract is subject to market pricing.

Coal cost
We have a contract in place for our coal needs in an effort to mitigate potential price increases.  Our current contract runs through December 31, 2009.  We have negotiated a new coal supply contract to that we believe should cover our coal needs through 2011.  The pricing in the contract is slightly higher that our current price structure.  We anticipate that the lower coal costs we experienced during the first nine months of 2009, due to the implementation of our coal unloading facility, will continue throughout 2009.

Chemical and Denaturant costs
We have recently experienced a decrease in the prices of some of the chemicals we use in our production.  Chemical prices increased during the first half of 2008 as commodity prices increased and then also decreased during the last half of 2008 and early 2009 as commodity prices decreased.  We do not anticipate any significant price increases for chemicals during the fourth quarter of 2009 but anticipate that we may see some price increases in commodity prices such as oil, gasoline and natural gas which could have a negative impact on our chemical costs.

General and Administrative

Three Months Ended September 30, 2009 and 2008
General and administrative costs for the three months ended September 30, 2009 were approximately $92,000 higher than the comparable period in 2008.  The increase is primarily related to higher professional fees in relation to the corn procurement program we are developing.

Nine Months Ended September 30, 2009 and 2008
General and administrative costs for the nine months ended September 30, 2009 were approximately $92,000 lower than the comparable period in 2008.  The decrease is primarily due to a decrease in the variable portion of our management fees, which is based on our net income, of approximately $345,000 along with other decreases in our costs resulting from our cost cutting measures including lower accounting and consulting fees ($97,000 decrease), lower meeting and travel expenses ($63,000 decrease) and lower office supply expenses ($38,000 decrease).  The lower costs were offset, in part by higher bank fees related to the Sixth Amendment ($167,000 increase), higher legal costs – primarily associated with our corn procurement program ($153,000 increase) and higher real estate taxes ($115,000 increase) due to the phase out of our tax exemption and higher permitting costs of $63,000.  There were many other small variances within our general and administrative costs but none were significant.

General and Administrative - Prospective
For the rest of 2009, we anticipate our general and administrative costs to remain consistent with the first nine months of 2009 in that we expect those areas where we have seen a cost savings to remain lower and we anticipate those areas where we have seen higher costs to continue to be higher.  Overall, we anticipate our general and administrative costs for the year 2009 to be comparable or slightly higher than 2008.

Interest Expense

Our interest expense is made up of the following components:

Interest Expense	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Interest expense on long-term debt	$817,829	$705,321	$2,138,105	$2,801,327
Amortization/write-off of deferred financing costs	―	50,256	567,386	150,768
Change in fair value of interest rate swaps	86,895	168,636	(262,630)	275,548
Net settlements on interest rate swaps	306,387	192,130	639,688	265,844
Total interest expense	$1,211,111	$1,116,343	$3,082,549	$3,493,487

Three Months Ended September 30, 2009 and 2008
•
Interest expense on long-term debt - approximately $113,000 higher due to higher interest rates and higher debt balances.  Our weighted average interest rate for the three months ended September 30, 2009 was slightly higher than the comparable period in 2008 and our average outstanding debt balance was approximately $5 million higher in 2009 as we paid part of Long-Term Revolving Note paid down during the third quarter of 2008 but the full amount was outstanding during the third quarter of 2009.  The Sixth Amendment to our loan agreements implemented a minimum interest rate of 6% which is slightly higher than rates in effect last year.

•
Net settlements on interest rate swaps – the replacement rates on our interest rate swaps were lower during the third quarter of 2009 than the comparable period in 2008 causing us to have to make up a larger difference in rates through our net settlements.

Nine Months Ended September 30, 2009 and 2008
•
Interest expense on long-term debt – approximately $660,000 lower due to lower interest rates and lower average debt balances outstanding.  Our weighted average interest rate for the nine months ended September 30, 2009 was approximately 1% lower than the comparable period for 2008.  Our average outstanding debt balance was also approximately $2 million lower during the nine months ended September 30, 2009 than the comparable period in 2008 due to regularly scheduled debt service payments offset in part by advances on our Long-Term Revolving Note.

•	Amortization/write-off of deferred financing costs – we wrote off the remaining unamortized amount of our deferred financing costs during the first quarter of 2009 (approximately $516,000).
•
Change in fair value of interest rate swaps – we recorded a gain of approximately $263,000 and a loss of approximately $276,000 on our interest rate swap during the nine months ended September 30, 2009 and 2008, respectively.  The gain recorded this year is primarily related to the passage of time as the termination value of our swap decreases as the maturity date of the swap draws closer.  The loss recorded during the comparable period in 2008 was primarily due to a decrease in the replacement rates on the swaps.

•
Net settlements on interest rate swaps – the replacement rates on our interest rate swaps were lower during the nine months ended September 30, 2009 than the comparable period in 2008 causing us to have to make up a larger difference in rates through our net settlements.

Interest Expense - Prospective
We anticipate that our interest costs will increase during the rest of 2009 as a result of the interest rate floor of 6% agreed to in the Sixth Amendment.  The higher interest costs will be offset, in part, by lower amortization costs due to the write-off of the remaining balance of our deferred financing costs in the first quarter of 2009.  Interest rates are difficult to predict, especially in the current economic climate.  We would anticipate that an increase in the interest rate used to calculate the value of our interest rate swaps to have a positive impact on our net income while a decrease in those rates would have a negative impact on our net income.  We also anticipate that the passage of time will decrease the termination value of our interest rate swap.

Other Income (Expense), Net

We recognized other income of approximately $679,000 and $835,000 during the three months ended September 30, 2009 and 2008, respectively.  During 2009, we received approximately $650,000 from the North Dakota ethanol incentive program along with other miscellaneous income of approximately $29,000.  During 2008, we received approximately $722,000 from the North Dakota ethanol incentive program and also had interest income of approximately $130,000 due to higher cash balances on hand.

We recognized other income of approximately $1.1 million and $1.7 million during the nine months ended September 30, 2009 and 2008, respectively.  During 2009, our other income included approximately $679,000 from the North Dakota ethanol incentive program and approximately $446,000 of interest income earned on a sales tax refund related to Plant construction.  During 2008, our other income was primarily due to the receipt of a North Dakota ethanol producer incentive payment of approximately $1.4 million along with approximately $219,000 of interest income earned on cash balances.

We do not anticipate receiving any significant interest income during the last three months of 2009 as our sales tax refund has been completed and the interest rates paid on cash we have on deposit are very low.  We also do not anticipate receiving any funds from the North Dakota Ethanol Incentive program during the rest of 2009 as the fund has been depleted and will not have cash to disburse until July 2010.

Liquidity and Capital Resources

Statement of Cash Flows	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Cash flows provided by operating activities	$2,177,837	$6,504,415	$4,613,400	$19,211,309
Cash flows provided by (used in) investing activities	(52,271)	(1,333,305)	560,395	(2,321,106)
Cash flows provided by (used in) financing activities	(13,294)	(1,541,641)	1,531,501	(14,712,714)

Cash Flows

During the three and nine months ended September 30, 2009 and 2008, respectively, the net income before depreciation and amortization was a significant contributor to cash flows from operating activities.  The changes in cash flows from operating activities generally follow the results of operations as discussed in “Results of Operations for the Three and Nine Months Ended September 30, 2009 as Compared to the Three and Nine Months Ended September 30, 2008” and also are affected by changes in working capital.

Three Months Ended September 30, 2009 and 2008

Operating activities

Cash flows provided by operating activities decreased by approximately $4.3 million during the three months ended September 30, 2009 from the comparable period in 2008.  A net positive change in net income of approximately $5.4 million was offset by a net negative change in working capital items during the period of $6.1 million related to normal working capital changes along with a significant decrease in our accrued unrealized loss on firm purchase commitments of approximately $3.6 million as our corn under firm purchase commitments was priced much closer to market prices at September 30, 2009 as compared to September 30, 2008.

Investing activities

Cash flows used in investing activities decreased by approximately $1.3 million during the three months ended September 30, 2009 as compared to 2008.  The decrease was primarily related to expending funds to build our coal unloading facility during 2008 and having very minimal capital expenditures in 2009.

Financing activities

Cash flows used in financing activities decreased by approximately $1.5 million during the three months ended September 30, 2009 from the comparable period in 2008.  The Company had a net pay down of debt of approximately $1.5 million during the third quarter of 2008 and did not make any note payments during the third quarter of 2009 in conjunction with the Sixth Amendment.

Nine Months Ended September 30, 2009 and 2008

Operating activities

Cash flows provided by operating activities decreased by approximately $14.6 million during the nine months ended September 30, 2009 from the comparable period in 2008, primarily as a result of a net decrease in our net income of approximately $5.7 million along with a net negative change in our accrued unrealized loss on firm purchase commitments of approximately $4.3 million and a net negative change in working capital items of approximately $4.6 million.  The decrease in unrealized loss on firm purchase commitments occurred due to the corn we had purchased under firm purchase commitments being priced much closer to market prices at September 30, 2009 when compared to September 30, 2008 and the working capital fluctuations are just related to timing of cash flows related to those items.

Investing activities

Cash flows provided by investing activities increased by approximately $2.9 million during the nine months ended September 30, 2009 from the comparable period in 2008.  The increase was primarily related to receiving approximately $1.5 million (50% of which went to offset the cost of our Plant while the other 50% has been accrued as a payable to Fagen pursuant to the terms of the Design Build Contract) from a sales tax refund related to our Plant construction during 2009 while we were expending funds to build our coal unloading facility and make a down payment of $105,000 on an investment during the nine months ended September 30, 2008.  We do not anticipate receiving any more funds from the sales tax refund during 2009 as the refund is now complete.

Financing activities

Cash flows provided by financing activities increased approximately $16.2 million from the comparable period in 2008.  The increase is primarily related to borrowing the remaining $3.6 million of capacity on our Long-Term Revolving Note and forgoing our quarterly principal payments, due April 16, 2009 and July 16, 2009, in accord with the terms of the Sixth Amendment during the nine months ended September 30, 2009 while we used excess cash to pay down $9 million on our Long-Term Revolving Note and made all of our scheduled quarterly principal payments during the nine months ended September 30, 2008.  Partially offsetting the increase was an increase in restricted cash set aside as collateral for our bonding requirements of $750,000.

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

We have been notified by FNBO that we were in violation of certain of the covenants in our loan agreements at September 30, 2009.  These include the covenants requiring a minimum working capital balance, minimum net worth and a minimum fixed charge coverage ratio.  The Company has not been granted a waiver of these violations by the Bank.  While the Bank has reserved its rights to declare us in default of our loan agreements, as of November 13, 2009, the Company has not been declared in default of its loan agreements and is still considered in good standing by the Bank.  As previously mentioned, the Company executed the Sixth Amendment which allowed it to forgo two scheduled quarterly principal payments (April 16, 2009 and July 16, 2009).  The Company did make its regularly scheduled principal and interest payment on October 16, 2009.

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

As of November 13, 2009, we had available capital (cash plus borrowing capacity) of approximately $5 million.  Our available capital does not include amounts that have been aside in conjunction with construction retainage withheld from Fagen, Inc. of $3.9 million as described in Note 10 to our Financial Statements in this Quarterly Report,   $750,000 set aside as cash collateral related to two letters of credit issued in relation to our grain warehouse and distilled spirits bonds or approximately $1.5 million that is part of our hedging account. Based on our most recent projections which assume current market conditions prevail through the end of 2009 and that we break even during 2010, we anticipate that we will have enough available capital to operate our business through 2010.  As of July 16, 2009, our short term line of credit was not renewed.  We had never advanced funds under the line of credit and believe that we would not need to borrow against it through December 31, 2009 based on current market conditions.

If market conditions worsen, we may not be able to fund our operations from existing cash flows and existing lines of credit during 2010.  We are currently in violation of our loan covenants and are projecting that we will be in violation of certain of our loan covenants for the rest of 2009 and into 2010.  While the Bank has not yet declared us in default, they could do so at any time.  Due to these uncertainties, we are exploring whether we can obtain additional debt financing or renegotiate the amortization of our existing long-term notes.

Short-Term Debt Sources

As of July 16, 2009, our $3.5 million line of credit was not renewed by the Bank.  As mentioned above, we had never advanced funds on the line of credit and do not anticipate that we would have needed to advance funds on the line of credit through December 31, 2009, based on current market conditions.

Please see Note 5 to our Financial Statements in this Quarterly Report for further information on our Short-Term Debt Sources.

Long-Term Debt Sources

Please see Note 5 to our Financial Statements in this Quarterly Report for a comprehensive discussion of our Long-Term Debt Sources.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of November 13, 2009:

Contractual Obligations	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *	$60,107,987	$8,422,092	$51,673,215	$12,680	$	―
Capital leases	72,603	60,305	6,708	5,590		―
Operating lease obligations	1,533,480	489,660	905,020	138,800		―
Corn Purchases **	5,164,500	5,164,500	―	―		―
Coal purchases	3,217,500	1,375,650	1,841,850	―		―
Management Agreement	386,100	171,600	214,500	―		―
Water purchases	2,988,000	398,400	796,800	796,800		996,000
Total	$73,470,170	$16,082,207	$55,438,093	$953,870		$996,000

* - Long-term debt obligations shown in this table are based on the scheduled payments contained in the Term Notes including the effects of the waiver of principal and interest rate floor provided for in the Sixth Amendment.  We used the rates fixed in the interest rate swap agreements (see “Interest Rate Swap Agreements” in Note 5 to our unaudited condensed financial statements in this Quarterly Report.) for the Fixed Rate Note and December 2007 Fixed Rate Note, respectively which should account for possible net cash settlements on the interest rate swaps.  These amounts do not take into account any effect of possibly being declared in default of our Construction Loan Agreement.
** - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2009 for basis contracts that had not yet been fixed.

Grants

There has been no change in the repayment status of our grant from the North Dakota State Industrial Commission (totaling $275,000) during the third quarter of 2009.  We did receive $8,000 and $59,000 during the three months ended September 30, 2009 and 2008, respectively from the Job Service North Dakota grant related to employee training.  We do anticipate receiving funds from this grant during 2010.  We cannot accurately estimate the amount but anticipate it will be less than $50,000.

North Dakota Ethanol Incentive Program

Under the program, each fiscal quarter, eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum.  The amount is capped at $1.6 million per plant per year up to a lifetime maximum of $10 million per plant.  We did receive approximately $650,000 and $1.4 million during the nine months ended September 30, 2009 and 2008, respectively.  We do anticipate receiving any additional funds from this program until the third quarter of 2010 as there are currently no funds available and the next round of funding will not occur until July 2010.  The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price average as calculated below:

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

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory; and analysis of intangibles impairment.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 2 and Note 4 of the Notes to the unaudited condensed financial statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended September 30, 2009.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in United States dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and we use ethanol swaps to hedge changes in the commodity price of ethanol.  We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements Generally Accepted Accounting Principals.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and construction term notes which bear variable interest rates. Approximately $17 million of our outstanding long-term debt is not covered under an interest rate swap and is at a variable rate as of September 30, 2009.  We anticipate that a hypothetical 1% change in interest rates, from those in effect on September 30, 2009, would change our interest expense by approximately $170,000 on an annual basis.  In order to achieve a fixed interest rate on the construction loan and reduce our risk to fluctuating interest rates, we entered into an interest rate swap contract that effectively fixed the interest rate at 8.08% on approximately $27.6 million of the outstanding principal of the construction loan.  We entered into a second interest rate swap in December 2007 and effectively fixed the interest rate at 7.695% on an additional $10 million of our outstanding long-term debt.  The interest rate swaps are not designated as either a cash flow or fair value hedge.  Market value adjustments and net settlements are recorded in interest expense.  We anticipate that a hypothetical 1% change in interest rates, from those in effect on September 30, 2009, would change the fair value of our interest rate swaps by approximately $725,000.

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol.  Based on management’s analysis, a trend has developed where ethanol and corn prices appear to be “linked,” meaning that as corn prices move up or down, ethanol prices also move up or down accordingly.

We did use corn futures and options and ethanol swap contracts on a limited basis during the third quarter of 2009 in an effort to offset a portion of our long corn position.  We have implemented procurement procedures to try and limit our long corn position as much as possible and still efficiently operate our Plant and ensure that we have a sufficient supply of corn to operate the Plant.

As of September 30, 2009 we had approximately 1.4 million bushels of corn under fixed price contracts.  We had accrued a loss on firm purchase commitments of approximately $218,000 related to these bushels as average fixed price of these contracts was approximately $0.16 above market value.  We would expect a sustained $0.10 change in the price of corn to have an approximate $140,000 impact on our net income.

We entered into some ethanol swap contracts to lock in a price for a small portion of our ethanol production.  We exited this position early in October 2009 in conjunction with our normal fall maintenance outage.  It is the position of RPMG (our ethanol marketing company) that, under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  We had no fixed price contracts for the sale of physical ethanol outstanding at September 30, 2009 or 2008.

The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of September 30, 2009 and December 31, 2008, the value of our futures, options and ethanol swap positions was approximately $768,000 and $1,051,500, respectively.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2009, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. “Risk Factors” are conditions that may cause investment in our Company to be speculative or risky. In light of developments during the third quarter of fiscal 2009, we have decided to update our Risk Factors as set forth below. Other than these updates, we are not currently aware of factors other than those set forth in our Annual Report on Form 10-K that would have a foreseeable effect on the level of risk associated with investment in our Company; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc., related to the coal combustor.

The Company has withheld $3.9 million from its Plant design-builder, Fagen, Inc. (“Fagen”), due to punch list items which are not complete as of November 13, 2009 and problems with the coal combustor. The punch list is an item that must be complete under the terms of the Design-Build Agreement in order for the Company to sign off on final completion and authorize payment of the $3.9 million.  In addition to a number of other punch list items, the Design-Build Agreement specified that the coal combustor would operate on lignite coal; however, the coal combustor did not run consistently on lignite and the Company has suffered plant shut-downs as a result. The Company continues to work with Fagen and its subcontractors on these issues; however, there is no assurance that any potentially agreed upon solution would solve the problems for $3.9 million or less, if at all. There is also no assurance that Fagen and its subcontractors will agree on any solution or even agree that the problem is their responsibility to correct. If Fagen disputes the withholding of the $3.9 million and demands payment, the Company may be forced to pay the $3.9 million and there would be no assurance that the punch list items would be completed or that the coal combustor would be able to use lignite coal.

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

We have not been granted a waiver of loan covenant violations that occurred as of March 31, 2009, June 30, 2009 or September 30, 2009 which gives the Bank the ability to exercise their rights under the terms of our Construction Loan Agreement.  We have been notified that we were in violation of certain of our loan covenants as of March 31, 2009, June 30, 2009 and September 30, 2009.  The Bank has not granted a waiver of those covenant violations.  As of November 13, 2009, we have not been declared in default of our loan agreements and the Bank considers us in good standing.  Because of our covenant violations, however, the Bank could call our notes due and payable at any time and could sell all the assets of the Company to satisfy our outstanding loan obligations.

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

We are in the process of implementing a corn procurement program and there can be no guarantee that this will be successful.  We are in the process of implementing a corn procurement program available to members and non-members of the Company.  In general terms, the program would allow us to procure corn in exchange for a combination of cash, equity and deferred payables along with the opportunity, for those that participate in the program, to receive a future incentive based on our financial performance.  There is no assurance that the program will be successfully implemented, will be successful once implemented, or that we will maintain our cash flow even with the discounted corn under the program.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

While we have not been declared in default of our Construction Loan Agreement by FNBO, we have been notified that we are in violation of certain loan covenants as of September 30, 2009.  Please see Note 2 and Note 5 to our unaudited condensed financial statements in this Quarterly Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date: November 16, 2009	By:	/s/ Gerald Bachmeier
Gerald Bachmeier
Chief Executive Officer

Date: November 16, 2009	By:	/s/ Mark E. Klimpel
Mark E. Klimpel
Chief Financial Officer

EXHIBIT INDEX

RED TRAIL ENERGY, LLC
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

10.1*+	Coal Sales Order by and between Red Trail Energy, LLC and Westmoreland Coal Sales Company dated November 5, 2009.

10.2*	Amended and Restated Management Agreement by and between Red Trail Energy, LLC and Greenway Consulting, dated September 10, 2009.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934).

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Confidential treatment requested for portions of this exhibit.