Form 10-Q
period 2010-03-31
RED TRAIL ENERGY, LLC
filed 2010-05-13
CIK 1359687

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
☐ Yes ☑ No

As of May 13, 2010, the Company has outstanding 40,193,973 Class A Membership Units.

RED TRAIL ENERGY, LLC
FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED
MARCH 31, 2010

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. – CONDENSED FINANCIAL STATEMENTS
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	March 31, 2010
	(Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and equivalents	$12,589,232	$13,214,091
Restricted cash - collateral	750,000	750,000
Restricted cash - margin account	203,612	1,467,013
Accounts receivable	2,248,322	2,635,775
Derivative instruments, at fair value	276,635	129,063
Inventory	6,602,827	6,993,031
Prepaid expenses	206,865	195,639
Total current assets	22,877,493	25,384,612

Property, Plant and Equipment
Land	351,280	351,280
Plant and equipment	79,253,921	79,199,850
Land improvements	3,970,500	3,970,500
Buildings	5,312,995	5,312,995
Construction in progress	41,280	―
	88,929,976	88,834,625

Less accumulated depreciation	18,884,570	17,419,043
Net property, plant and equipment	70,045,406	71,415,582

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	309,990	192,207
Deposits	80,000	80,000
Total other Assets	994,990	877,207
Total Assets	$93,917,889	$97,677,401

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$12,600,000	$6,500,000
Accounts payable	6,264,272	7,605,302
Accrued expenses	3,331,790	2,634,534
Derivative instruments, at fair value	―	806,490
Accrued loss on firm purchase commitments	102,000	―
Interest rate swaps, at fair value	2,322,867	2,360,686
Total current liabilities	24,620,929	19,907,012

Other Liabilities
Contracts payable	275,000	275,000

Long-Term Debt	32,162,105	43,620,025

Commitments and Contingencies

Members' Equity	36,859,855	33,875,364
Total Liabilities and Members' Equity	$93,917,889	$97,677,401

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2010 (Unaudited)	Three Months Ended March 31, 2009 (Unaudited)
Revenues
Ethanol, net of changes in fair value of derivative instruments	$23,784,165	$16,904,002
Distillers grains	5,102,726	3,991,611
Total Revenue	28,886,891	20,895,613

Cost of Goods Sold
Cost of goods sold, net of changes in fair value of derivative instruments	23,606,550	18,391,358
Loss on firm purchase commitments	102,000	274,000
Lower of cost or market adjustment for inventory on hand	20,000	767,000
Depreciation	1,450,442	1,470,219
Total Cost of Goods Sold	25,178,992	20,902,577

Gross Margin (Loss)	3,707,899	(6,964)

General and Administrative	640,155	781,009

Operating Income (Loss)	3,067,744	(787,973)

Interest Expense	1,088,919	1,305,222

Other Income, net	1,005,667	42,221

Net Income (Loss)	$2,984,492	$(2,050,974)

Wtd Avg Units Outstanding - Basic	40,193,973	40,188,973

Net Income (Loss) Per Unit - Basic	$0.07	$(0.05)

Wtd Avg Units Outstanding - Diluted	40,193,973	40,188,973

Net Income (Loss) Per Unit - Diluted	$0.07	$(0.05)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2010 (Unaudited)		Three months ended March 31, 2009 (Unaudited)
Cash Flows from Operating Activities
Net income (loss)		$2,984,492	$(2,050,974)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation		1,465,526	1,484,564
Amortization and write-off of debt financing costs		―	567,385
Change in fair value of derivative instruments		(954,062)	(266,214)
Unrealized loss on firm purchase commitments		102,000	274,000
Change in fair value of interest rate swap		323,614	165,675
Equity-based compensation		―	5,000
Noncash patronage equity		(117,783)	―
Changes in assets and liabilities
Restricted cash - margin account		1,263,401	399,281
Accrued loss on firm purchase commitments		―	(1,426,800)
Accounts receivable		387,453	(114,806)
Inventory		390,204	(1,567,962)
Prepaid expenses		(11,226)	4,329,948
Accounts payable		(1,341,030)	256,635
Accrued expenses		697,256	(720,448)
Cash settlements on interest rate swap		(361,433)	(20,085)
Net cash provided by operating activities		4,828,412	1,315,199
Cash Flows from Investing Activities
Investment in RPMG		―	(58,181)
Refund of sales tax on fixed assets		―	55,260
Capital expenditures		(95,351)	(1,582)
Net cash used in investing activities		(95,351)	(4,503)
Cash Flows from Financing Activities
Debt repayments		(5,357,920)	(1,249,007)
Proceeds from long-term debt		―	2,500,000
Net cash provided by (used in) financing activities		(5,357,920)	1,250,993

Net Increase (Decrease) in Cash and Equivalents		(624,859)	2,561,689
Cash and Equivalents - Beginning of Period		13,214,091	4,433,839
Cash and Equivalents - End of Period		$12,589,232	$6,995,528

Supplemental Disclosure of Cash Flow Information
Interest paid		$1,153,966	$917,762

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

Write-off of debt issuance costs	$	―	$517,823
Investment in RPMG included in accounts payable	$	―	$58,181

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment; valuation of derivatives, inventory, patronage equity and analysis used in evaluating purchase commitments; analysis of intangibles impairment, the analysis of long-lived assets impairment and other contingencies.  Actual results could differ from those estimates.

Reclassifications

The presentation of certain items in the financial statements for the three months ended March 31, 2009 have been changed to conform to the classifications used in 2010.  These reclassifications had no effect on members’ equity, net income (loss) or operating cash flows as previously reported.

Restricted Cash

The Company is required to restrict cash for use as collateral on two letters of credit issued in relation to its distilled spirits and grain warehouse bonds.  As of March 31, 2010 and December 31, 2009, the total amount of restricted cash related to these bonds was $750,000.  The Company also had cash restricted to meet its hedge account requirements.  The total amount of cash restricted in its hedge account was approximately $204,000 and $1.5 million as of March 31, 2010 and December 31, 2009, respectively.

Net Income (Loss) Per Unit

Net income (loss) per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.  No diluted units were outstanding as of March 31, 2010.  For the period ended March 31, 2009, 70,000 equivalent units outstanding were not included as they would be anti-dilutive.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. On January 1, 2009, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.  The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of the Company’s cash and equivalents, accounts receivable, accounts payable, derivative instruments and other working capital accounts approximate their carrying value due to their short-term nature.   The Company evaluated the fair value of its long-term debt at March 31, 2010 and December 31, 2009 and the fair value approximated the carrying value (see Note 6 for additional information).

2.  CONCENTRATIONS

Coal

Coal is an important input to our manufacturing process.  We entered into a new two year agreement with Westmoreland Coal Sales Company (“Westmoreland”) to supply PRB coal through 2011.  Whether the Plant runs long-term on lignite or PRB coal, there can be no assurance that the coal we need will always be delivered as we need it, that we will receive the proper size or quality of coal or that our coal combustor will always work properly with lignite or PRB coal. Any disruption could either force us to reduce our operations or shut down the Plant, both of which would reduce our revenues.

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

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

We are substantially dependent on CHS for the purchase, marketing and distribution of our DDGS. CHS purchases 100% of the DDGS produced at the Plant (approximately 13% of our total revenue), all of which are marketed and distributed to its customers. Therefore, we are highly dependent on CHS for the successful marketing of our DDGS. In the event that our relationship with CHS is interrupted or terminated for any reason, we believe that another entity to market the DDGS could be located. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of DDGS and adversely affect our business and operations.

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

As of March 31, 2010, the Company had entered into interest rate swap agreements along with corn and ethanol derivative instruments.  The Company records its derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Based upon the exposure being hedged, the Company may designate its hedging instruments as a fair value hedge, a cash flow hedge or a hedge against foreign currency exposure.  The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis.  The Company does not currently have any derivative instruments that are designated as effective hedging instruments for accounting purposes.

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

As of:	March 31, 2010				December 31, 2009
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	19	95,000	bushels	$15,750	82	410,000	bushels	$129,063
Ethanol swap contracts	52	748,800	gallons	260,885	530	7,632,000	gallons	(806,490)
Total fair value				$276,635				$(677,427)

Amounts are recorded separately on the balance sheet - negative numbers represent liabilties

None of the commodity contracts in place at March 31, 2010 and 2009 were designated as effective hedges for accounting purposes. As such, the change in fair value of the commodity contracts in place at March 31, 2010 and 2009 have been recorded in the results of operations and classified as stated above.

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

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

The Company had approximately $30.1 million and $30.8 million of notional amount outstanding in swap agreements, as of March 31, 2010 and December 31, 2009, respectively that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At March 31, 2010 and December 31, 2009, the fair value of the interest rate swaps totaled approximately $2.3 million and $2.4 million, respectively, and is included in current liabilities. These agreements are not designated as an effective hedge for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense. The swaps mature in April 2012.

The Company recorded net settlements of approximately $361,000 and $20,000 for the three months ended March 31, 2010 and 2009, respectively. See Note 5 for a description of these agreements.

The following tables provide details regarding the Company’s derivative financial instruments at March 31, 2010 and December 31, 2009:

Derivatives not designated as hedging instruments for accounting purposes

Balance Sheet - as of March 31, 2010	Asset	Liability
Derivative instruments, at fair value	$276,635	$	―
Interest rate swaps, at fair value	―		2,322,867
Total derivatives not designated as hedging instruments for accounting purposes	$276,635		$2,322,867

Balance Sheet - as of December 31, 2009	Asset	Liability
Derivative instruments, at fair value	$129,063	$806,490
Interest rate swaps, at fair value	―	2,360,686
Total derivatives not designated as hedging instruments for accounting purposes	$129,063	$3,167,176

Statement of Operations (Income)/expense	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income during the three months ended March 31, 2010	Amount of gain (loss) recognized in income during the three months ended March 31, 2009
Corn derivative instruments	Cost of goods sold	$140,832	$487,932
Ethanol derivative instruments	Revenues	1,487,829	―
Interest rate swaps	Interest expense	(323,614)	(165,675)
Total		$1,305,047	$322,257

4. INVENTORY

Inventory is valued at lower of cost or market. Inventory values as of March 31, 2010 and December 31, 2009 were as follows:

As of	March 31, 2010	December 31, 2009
Raw materials, including corn, chemicals and supplies	$5,522,134	$4,921,532
Work in process	603,042	642,701
Finished goods, including ethanol and distillers grains	477,651	1,428,798
Total inventory	$6,602,827	$6,993,031

Lower of cost or market adjustments for the three months ended March 31, 2010 and 2009 were as follows:

For the three months ended March 31,	2010	2009
Loss on firm purchase commitments	$102,000	$274,000
Lower of cost or market adjustment for inventory on hand	20,000	767,000
Total lower of cost or market adjustments	$122,000	$1,041,000

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract price approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2010, the average price of corn purchased under fixed price contracts, that had not yet been delivered, was slightly above market price. Based on this information, the Company accrued an estimated loss of firm purchase commitments of $102,000 for the three months ended March 31, 2010. The Company also recorded a loss on firm purchase commitments of approximately $274,000 for the three month period ended March 31, 2009. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $20,000 and $767,000 for the three months ended March 31, 2010 and 2009, respectively. The impairments were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment for inventory on hand” on the statement of operations.

5. BANK FINANCING

Long-term debt consists of the following:

As of	March 31, 2010	December 31, 2009
Notes payable under loan agreement to bank, see details below	$39,198,555	$44,541,350
Subordinated notes payable, see details below	5,525,000	5,525,000
Capital lease obligations (Note 7)	38,550	53,675
Total Long-Term Debt	44,762,105	50,120,025
Less amounts due within one year	12,600,000	6,500,000
Total Long-Term Debt Less Amounts Due Within One Year	$32,162,105	$43,620,025

Scheduled maturities for the twelve months ended March 31
2011 +		$12,600,000
2012		5,844,533
2013		26,301,417
2014		15,611
2015		544
Thereafter		―
Total		$44,762,105

+ - Scheduled current maturities for the twelve months ended March 31, 2010 include the full outstanding balance of our subordinated debt which has a maturity date of March 2011. However, the subordination agreement requires the bank to provide us written consent to make any principal payments to the subordinated debt holders however we have not received such consent as of March 31, 2010.

As of March 31, 2010, the Company was in compliance with all of its debt covenants.

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
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

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

Credit Agreement

In December 2005, the Company entered into a credit agreement with First National Bank of Omaha providing for a total credit facility of approximately $59,712,000 for the purpose of funding the construction of the Plant. The construction loan agreement requires the Company to maintain certain financial ratios and meet certain non-financial covenants. The construction loan agreement is secured by substantially all of the assets of the Company and includes the terms as described below.

The Company entered into the seventh amendment to its loan agreements (“Seventh Amendment”) in March of 2010 (effective as of December 31, 2009). The Seventh Amendment changed certain definitions and covenant ratios within the financial covenants that allowed the Company to meet those covenants as of December 31, 2009 as well as waived all prior covenant violations. The Seventh Amendment also calls for an additional principal payment that approximates an increase in our interest rate spread to 500 basis points over certain LIBOR rates.

Interest expense as shown on the statement of operations is composed of the following:

Interest Expense	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Interest expense on long-term debt	$765,305	$572,163
Amortization/write-off of deferred financing costs	―	567,385
Change in fair value of interest rate swaps	(37,819)	145,589
Net settlements on interest rate swaps	361,433	20,085
Total interest expense	$1,088,919	$1,305,222

Construction Loan

The Company had four long-term notes (collectively the “Term Notes” or each a “Term Note”) in place as of March 31, 2010. Three of the Term Notes were established in conjunction with the termination of the original construction loan agreement on April 16, 2007. The fourth Term Note was entered into during December 2007 (the “December 2007 Fixed Rate Note”) when the Company entered into a second interest rate swap agreement which effectively fixed the interest rate on an additional $10 million of debt. The Construction Loan Agreement requires the Company to maintain certain financial ratios and meet certain non-financial covenants. Each Term Note has specific interest rates and terms as described below.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

Term Notes - Construction Loan

	Outstanding Balance					Estimated
	(Millions)		Interest Rate		Range of Estimated	Final
	March 31,	December	March 31,	December	Quarterly Principal	Payment
Term Note	2010	31, 2009	2010	31, 2009	Payment Amounts	(millions)	Notes
Fixed Rate Note	$23.00	$23.60	6.00%	6.00%	$560,000 - $630,000	$18.30	1, 2, 4
Variable Rate Note	1.60	2.10	6.00%	6.00%	$1,600,000	1.60	1, 2, 3, 5
Long-Term Revolving Note	5.88	10.00	6.00%	6.00%	$550,000 - $610,000	1.20	1, 2, 6, 7, 8
2007 Fixed Rate Note	8.55	8.80	6.00%	6.00%	$200,000 - $235,000	6.80	1, 2, 5

Notes
1 - The scheduled maturity date is April 2012
2 - Range of estimated quarterly principal payments is based on principal balances and interest rates as of March 31, 2010
3 -
 Quarterly payments of $634,700 are applied first to interest on the Long-Term Revolving Note, next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note. Variable Rate Note was paid off in April 2010 as Excess Cash Flow payment was applied to the Variable Rate Note.

4 - Interest rate based on 5.0% over three-month LIBOR with a 6% minimum, reset quarterly
5 - Interest rate based on 5.0% over three-month LIBOR with a 6% minimum, reset quarterly
6 - Interest rate based on 5.0% over one-month LIBOR with a 6% minimum, reset monthly
7 - Principal payments would be made on the Long-Term Revolving Note once the Variable Rate Note is paid in full. Any principal applied to the Long-Term Revolving Note reduces the amount available under the revolver.
8 - Funds withheld from the plant's design builder (approx $4.1 million) which were previously set aside in a money market account were applied to the Long-Term Revolving Note in March 2010 pursuant to the terms of the 7th Amendment to the Company's Loan Agreement. Accordingly, the payment amounts above take into account the application of those funds which may ultimately be paid to the design builder depending upon the terms of any resolution of the dispute.

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

Subordinated Debt

As part of the Construction Loan Agreement, the Company entered into three separate subordinated debt agreements totaling $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8% and 6.4825% at March 31, 2010 and 2009, respectively) and has a scheduled maturity of March 2011. The outstanding balance of the subordinated debt has been included in our current debt maturities, as noted above. However, the subordination agreement requires the Bank to provide consent to make principal payments to the subordinated debt holders but the Company has not received such consent. Interest is compounding with any unpaid interest converted to principal. The balance outstanding on these loans was $5,525,000 as of March 31, 2010 and December 31, 2009.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, respectively. Money market funds shown below are included in cash and equivalents on the balance sheet.
			Fair Value Measurement Using
	Carrying Amount as of March 31, 2010	Fair Value as of March 31, 2010	Level 1		Level 2		Level 3
Assets
Money market funds	$901,344	$901,344		$901,344	$	―	$	―
Derivative instruments	276,635	276,635		276,635		―		―
Total	$1,177,979	$1,177,979		$1,177,979	$	―	$	―
Liabilities
Interest rate swaps	$2,322,867	$2,322,867	$	―		$2,322,867	$	―
Total	$2,322,867	$2,322,867	$	―		$2,322,867	$	―

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2009	Fair Value as of December 31, 2009	Level 1		Level 2		Level 3
Assets
Money market funds	$5,010,325	$5,010,325		$5,010,325	$	―	$	―
Derivative instruments	129,063	129,063		129,063		―		―
Total	$5,139,388	$5,139,388		$5,139,388	$	―	$	―
Liabilities
Interest rate swaps	$2,360,686	$2,360,686	$	―		$2,360,686	$	―
Derivative instruments	806,490	806,490		806,490		―		―
Total	$3,167,176	$3,167,176		$806,490		$2,360,686	$	―

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, at March 31, 2010 approximated the carrying value of $44.6 million. The Company had negotiated an amendment to its loan agreements during 2009 that set an interest rate floor of 6% which was the interest rate in effect at March 31, 2010 and was thought to approximate the market interest rate for this debt. The estimated fair value of the Company’s long-term debt, including the short-term portion, at December 31, 2009 approximated its carrying value of $50 million. Fair value was estimated using estimated market interest rates as of March 31, 2010 and December 31, 2009. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

7. LEASES

The Company leases equipment under operating and capital leases through 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $130,000 and $102,000 for the three months ended March 31, 2010 and 2009, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	March 31, 2010	December 31, 2009
Equipment	$219,476	$219,476
Accumulated amortization	69,059	63,248
Net equipment under capital lease	$150,417	$156,228

At March 31, 2010, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

	Operating Leases	Capital Leases
2011	$505,260	$30,731
2012	483,190	3,354
2013	378,200	3,354
2014	31,200	3,354
2015	31,200	560
Thereafter	15,600	―
Total minimum lease commitments	$1,444,650	41,353
Less amount representing interest		2,803
Present value of minimum lease commitments included in the preceding current liabilities		$38,550

8. MEMBERS’ EQUITY

The Company has one class of membership units, Class A Membership Units (the “Units”), with each Unit representing a pro rata ownership interest in the Company’s capital, profits, losses and distributions. There were 40,193,973 Units outstanding as of March 31, 2010 and December 31, 2009, respectively.

On April 8, 2010, the board of governors of Red Trail Energy, LLC announced its intent to engage in a reclassification and reorganization of the Company’s membership units.  The proposed transaction will provide for the reclassification of the Company’s membership units into three separate and distinct classes.

If the proposed reclassification is approved by the Company’s members, we expect that each member of record holding 50,000 or more units will receive one Class A unit for each common equity unit held by such unit holder prior to the reclassification; each member of record holding 10,001 to 49,999 units will receive one Class B unit for each common equity unit held by such unit holder immediately prior to the reclassification; and each member of record holding 10,000 or fewer units will receive one Class C unit for each common equity unit held by such unit holder immediately prior to the reclassification.

If the Company’s members approve the proposed amendment to the Company’s operating agreement and member control agreement and the reclassification is implemented, the Company anticipates having fewer than 300 unit holders of record of its common equity units and fewer than 500 unit holders of record of each of the additional classes, which would enable the Company to voluntarily terminate the registration of its units under the Securities and Exchange Act of 1934.

We expect that the classes of units will be distinguished from one another based on voting rights.  If the Company’s members approve the proposed amendment to the Company’s operating agreement and member control agreement and the reclassification is implemented, we expect that Class A unit holders would be entitled to vote on all matters for which unit holder approval is required under the Company’s operating agreement, member control agreement or state law; Class B unit holders would be entitled to vote on the election of the Company’s governors and the voluntary dissolution of the Company; and Class C unit holders would be entitled to vote only on the voluntary dissolution of the Company.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

The Board intends to have members vote on this proposed transaction at its Annual Meeting. The date of this meeting has yet to be determined but is expected to be held later in 2010 (August – October). This proposed reclassification is subject to the affirmative vote of 2/3 of the Units outstanding. Members may vote their units in person by attending the annual meeting, or by mailing their completed proxy if they are unable or do not wish to attend. The Company is in the process of preparing a preliminary proxy statement regarding the proposed reclassification described above for SEC review and will file a definitive proxy statement upon completion of SEC review. A definitive proxy statement containing detailed information about the proposed reclassification will be sent to the members prior to the special meeting of members.

9. COMMITMENTS AND CONTINGENCIES

Design-Build Agreement

The Company signed a design-build agreement (the “Design-Build Agreement”) with Fagen, Inc. (“Fagen”) in September 2005 to design and build the Plant at a total contract price of approximately $77 million. The Company has remaining payments under the Design-Build Agreement of approximately $3.9 million. This payment has been withheld pending satisfactory resolution of a punch list of items, including a major issue with the coal combustor experienced during start up. The Plant was originally designed to be able to run on lignite coal. During the first four months of operation, however, the Plant experienced numerous shut downs related to running on lignite coal. In April 2007, the Company switched to using Powder River Basin (“PRB”) coal as its fuel source and has not experienced a single shut down related to coal quality. The Company continues to work with Fagen to find a solution to these issues. An amount approximately equal to the final payment has been set aside is currently being used to pay down the Company’s Long-Term Revolving Note. The funds may be released upon resolution of this issue pending bank approval.

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2010 and 2009, the Company had various fixed price and basis contracts for the purchase of approximately 927,000 and 1.9 million bushels of corn, respectively. Using the stated contract price for the fixed price contracts and using market prices as of the respective date for the basis contracts, the Company had commitments of approximately $3.3 million and $7.9 million, respectively, related to the bushels under contract.

RED TRAIL ENERGY, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2010 AND DECEMBER 31, 2009

10. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include Unit holders, members of the board of governors of the Company, Greenway Consulting, LLC (“Greenway”) and RPMG, Inc. (“RPMG”). The Company also has a note payable to Greenway and pays Greenway for consulting fees (recorded in general and administrative expense). Significant related party activity affecting the financial statements are as follows:

	March 31, 2010	December 31, 2009
Balance Sheet
Accounts receivable	$1,611,781	$2,155,238
Accounts payable	1,386,341	1,164,218
Notes payable	1,525,000	1,525,000

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Statement of Operations
Revenues	$22,964,373	$17,484,495
Cost of goods sold	864,837	697,310
General and administrative	49,898	106,715

Inventory Purchases	$1,325,545	$1,513,137

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three months ended March 31, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with our interim condensed financial statements and notes included in Item 1 of Part 1 of this Quarterly Report, and the audited condensed financial statements and notes thereto contained in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed. Forward-looking statements in this Quarterly Report include, but are not limited to, our expectations regarding future revenues and expenses, the effect of state and federal low carbon fuel or ethanol blending regulations on our operations and revenues, Plant downtime, capital expenditures, our compliance with loan covenants, reinstatement of our line of credit, interest costs, interest income, receipt of grant income, receipt of state incentive plan payments, linkage of ethanol and corn prices in the future, ethanol and distillers grain prices, corn costs, increased yields from production, the implementation of our corn procurement program, the possible installation of corn oil extraction equipment, hedging strategies, corn usage and ethanol production, general and administrative costs, chemical and denaturant costs, expected savings from our coal unloading facility, our profit projections for the rest of 2010, and our ability to fund our operations and capital expenditures from our existing cash flows. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties. Nonetheless, the Company's expectations, beliefs or projections may not be achieved or accomplished. Forward-looking statements are subject to known and unknown risks and uncertainties, including those risks described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as updated in Part II, Item 1A of this Quarterly Report.

Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements in this Quarterly Report, including statements contained within “Part II, Item 1A – Risk Factors,” and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and include:

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

Results of Operations

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our statements of operations for the three months ended March 31, 2010 and 2009, respectively.

	Three months ended March 31, 2010 (Unaudited)		Three months ended March 31, 2009 (Unaudited)
	Amount	Percent	Amount	Percent
Revenues
Ethanol, net of changes in fair value of derivative instruments	$23,784,165	82.34%	$16,904,002	80.90%
Distillers grains	5,102,726	17.66%	3,991,611	19.10%
Total Revenue	28,886,891	100.00%	20,895,613	100.00%
Cost of Goods Sold
Cost of goods sold, net of changes in fair value of derivative instruments	23,606,550	81.72%	18,391,358	88.02%
Loss on firm purchase commitments	102,000	0.35%	274,000	1.31%
Lower of cost or market adjustment for inventory on hand	20,000	0.07%	767,000	3.67%
Depreciation	1,450,442	5.02%	1,470,219	7.04%
Total Cost of Goods Sold	25,178,992	87.16%	20,902,577	100.03%
Gross Margin (Deficit)	3,707,899	12.84%	(6,964)	-0.03%
General and Administrative	640,155	2.22%	781,009	3.74%
Operating Income (Loss)	3,067,744	10.62%	(787,973)	-3.77%
Interest Expense	1,088,919	3.77%	1,305,222	6.25%
Other Income, net	1,005,667	3.48%	42,221	0.20%
Net Income (Loss)	$2,984,492	10.33%	$(2,050,974)	-9.82%

Additional Data	Three Months ended March 31, 2010	Three Months ended March 31, 2009
Ethanol sold (thousands of gallons)	14,249	11,792
Dried distillers grains sold (tons)	34,516	15,453
Modified distillers grains sold (tons)	20,215	34,600
Ethanol avg price/gallon (incl hedging activity)	$1.67	$1.43
Dried distillers grains avg price/ton	$108.78	$138.28
Modified distillers grains avg price/ton	$57.52	$51.20
Corn costs per bushel (incl hedging activity)	$3.54	$3.98

Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

Summary

Our main revenue sources (ethanol and distillers grains) and our main cost component (corn) are commodities that are subject to a high degree of price volatility but also have at times, historically, maintained a high degree of correlation.  Because of this volatility, we may experience large variances in our revenue and cost of goods sold from period to period and year to year.  While we do monitor increases and decreases in the price of ethanol and corn and we also monitor our other costs of goods sold very closely, we tend to focus our attention on the spread between ethanol and corn prices as that has the biggest impact on our profitability.  Margins decreased during the first quarter of 2010, as compared to December 31, 2009 as ethanol prices decreased in relation to corn prices.  The main reason for the decline in ethanol prices and margins appears to be a readily available supply of ethanol as many plants that had been slowed down or shut down early in 2009 came back on line or increased production when margins improved during the last six months of 2009.

Despite the decline in margins from December 2009, our operations were profitable during the first quarter of 2010 with a net income of approximately $3.0 million compared to a net loss of approximately $2.1 million during the first quarter of 2009.  Operationally we had a very strong quarter, producing approximately 13.8 million gallons of ethanol.  During the first quarter of 2010, our earnings came from three main areas – operations, hedging activity and an insurance settlement.  Earnings from operations were approximately $800,000 as margins were still positive in January and declined in February and March.  We realized a gain from our hedging activities of approximately $1.2 million (including a loss on firm purchase commitments of $102,000) and we also recognized income of approximately $983,000 from a business interruption insurance claim related to downtime our plant experienced during October 2009.

On April 8, 2010, the Company announced its intent to engage in a reclassification and reorganization of the Company’s membership units.  The proposed transaction will provide for the reclassification of the Company’s membership units into three separate and distinct classes.

If the proposed reclassification is approved by the Company’s members, we expect that each member of record holding 50,000 or more units will receive one Class A unit for each common equity unit held by such unit holder prior to the reclassification; each member of record holding 10,001 to 49,999 units will receive one Class B unit for each common equity unit held by such unit holder immediately prior to the reclassification; and each member of record holding 10,000 or fewer units will receive one Class C unit for each common equity unit held by such unit holder immediately prior to the reclassification.

If the Company’s members approve the proposed amendments to the Company’s operating agreement and member control agreement and the reclassification is implemented, the Company anticipates having fewer than 300 unit holders of record of its common equity units and fewer than 500 unit holders of record of each of the additional classes, which would enable the Company to voluntarily terminate the registration of its units under the Securities and Exchange Act of 1934.

Revenues

Three Months Ended March 31, 2010 and 2009
Revenues increased approximately $8 million during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.  Ethanol revenue increased approximately $6.9 million and distillers grains revenue increased approximately $1.1 million.  The increase was due, in part, to higher prices received for ethanol and higher volumes sold of both ethanol and distillers grains compared to the first quarter of 2009.

Ethanol revenue
We continued to operate the Plant at normal production rates (approximately 110% of name plate capacity) during the first quarter of 2010.  We sold approximately 2.5 million more gallons of ethanol during the first quarter of 2010 compared to the first quarter of 2009 as we operated the Plant at a slower rate during the first quarter of 2009 due to poor margin conditions.  The price we received during the first quarter of 2010, including the effects of our hedging activity, was an average of $0.24 per gallon higher than the price received during the first quarter of 2009 ($1.67 per gallon vs. $1.43 per gallon).  Gains and losses related to our ethanol hedging activities are recorded in revenue.  We recorded gains of approximately $1.5 million and $0 for the three months ended March 31, 2010 and 2009, respectively.  Ethanol is a commodity that has maintained a fairly high correlation to corn futures prices.  While corn futures prices trended lower during the first quarter of 2010, ethanol futures prices decreased even further (approximately $0.40 per gallon) as the supply of ethanol in the market place exceeded demand.

Distillers grains revenue
Our first quarter 2010 distillers grain sales volumes were roughly split 70-30 between DDGS and DMWG compared to an approximate 40-60 split during the first quarter of 2009.  The change in product mix came as we changed the pricing on our DMWG product to more closely match that of DDGS.  On a dry matter basis (converting all distillers grains produced to a DDGS equivalent) our overall production of distillers grains increased approximately 25% which is line with the increase in our ethanol production.  All of our DMWG product is transported by truck but our DDGS product is transported by both truck and rail.  As other ethanol plants located in North Dakota that had been idled for various reasons, resumed production we saw a shift in our shipments of DDGS from truck to rail.

The average price we received for our DDGS product during the first quarter of 2010 declined approximately 22% compared to the first quarter of 2009 ($109 per ton vs. $138 per ton) but our DDGS revenue increased by approximately 70% as we sold more than twice the volume of this product.  DDGS prices generally follow the price of corn which was somewhat lower in the first quarter of 2010 compared to 2009.  The average price we receive for DDGS was also impacted by the shift from truck transportation to rail transportation noted above.  We typically receive a premium of $5 - $10 per ton for product shipped by truck vs. rail.

The average price we received for our DMWG product in 2010 increased approximately 12% compared to the first quarter of 2009 ($58 per ton vs. $51) but our revenue decreased approximately 35%.  The decrease in revenue is primarily related to lower production due to the change in product mix noted above.  We produced and sold approximately 14,400 fewer tons of DMWG during the first quarter of 2010 compared to 2009.  Prices for DMWG also generally follow the price of corn – the increase in our average price compared to last year is primarily due to the pricing change noted above.

Revenues – Prospective Information

Ethanol revenue – because ethanol is a market driven commodity, ethanol prices are very hard to predict.  During the first quarter of 2010, ethanol prices declined in relation to corn due to an oversupply of ethanol in the market place.  We anticipate that this oversupply situation will be somewhat mitigated, and ethanol prices will improve relative to corn prices, as we move into the summer driving season and demand increases for gasoline.  Blending economics are also still very positive so we anticipate the demand from discretionary blending to continue.  The industry is also anticipating the United States Environmental Protection Agency (“EPA”) to approve a higher allowable blend of ethanol (up to 15%) later this summer which could also help bolster demand.  At this time we are uncertain as to the extent of infrastructure changes that may be required to dispense gasoline blended with 15% ethanol, if any.  Outside of these factors, we anticipate the price of ethanol to generally follow the price of corn.  However, this is only a prediction on our part based on the knowledge and resources we have available today.

There is a great amount of uncertainty in the marketplace regarding the impact of negative public perception of the ethanol industry, the possible repeal and/or reduction of federal ethanol supports and the possible enactment, at the state or federal level, of low carbon fuel standards that may negatively impact ethanol.  We could face additional negative impacts from low carbon fuel standards since our Plant uses coal as its main fuel source.  Based on the low carbon fuel standard regulation proposed and approved by the California Air Resources Board, we believe that ethanol produced at our Plant would not be allowed to be sold in that state without a reduction in our Plant’s carbon footprint.  The regulation approved in California is not mandated to go into effect until 2011.  We cannot predict whether other states, or the federal government, may try to enact legislation similar to the regulation approved by the California Air Resources Board.  Please see “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for more information on risk factors that may affect our ethanol revenues.

Distillers grains revenue – distillers grains are also a market driven commodity which makes the price very hard to predict.  The price of distillers grains, both DDGS and DMWG, tends to follow the price of corn.  We generally expect the average price we receive for our DDGS product to decrease during the second and third quarters of each year (the summer months) compared to the first and fourth quarters (fall and winter months) as cattle move into pastures and the demand for this product decreases.  The price we receive for our DMWG product is more closely indexed to the price of corn due to the nature of how it is marketed so we expect this price to fluctuate in conjunction with corn prices.

Cost of Sales

The price we paid for our main input, corn, was lower during the first quarter of 2010 compared to the first quarter of 2009, which, along with the higher ethanol prices noted above, led to an improvement in the margin between our revenue and corn cost of approximately $0.31 per gallon.  Our overall cost of goods sold increased by approximately $4.3 million during the first quarter of 2010 compared to the first quarter of 2009.  The increase was primarily due to the increase in production noted above.  The per unit cost of many of the key components of our costs of goods sold (other than corn) were mostly unchanged compared to last year although we did experience an increase in our denaturant costs.  Our gross profit margin increased by approximately $3.7 million primarily due to improvement in the spread between our ethanol and corn prices.

Three Months Ended March 31, 2010 and 2009
•
Corn costs - our corn costs per bushel were lower in the first quarter of 2010 compared to the first quarter of 2009 as market prices for corn were lower and we processed corn that was delivered in much closer proximity to when it was contracted (in essence we are not contracting for corn as far out into the future as we had in the past).  We also recognized a larger hedging gain during the first quarter of 2010 as compared to the first quarter of 2009 ($488,000 vs. $141,000).  During the first quarter of 2009, we processed through some corn that had been contracted for during mid-2008 when corn prices were significantly higher.  Our average cost per bushel, net of hedging activities, was approximately $3.54 and $3.98 for the three months ended March 31, 2010 and 2009, respectively.

•
Loss on firm purchase commitments - the corn that we had under contract at March 31, 2010, while very near market prices, was approximately $0.11 per bushel higher than market, on average.  This resulted in the accrual of an estimated loss on firm purchase commitments of $102,000 as of March 31, 2010.  This compares to the accrual of an estimated loss of $274,000 ($.20 per bushel) as of March 31, 2009.

•
Lower of cost or market adjustments related to inventory on hand - we recorded lower of cost or market adjustments related to inventory on hand of $20,000 and $767,000 for the three months ended March 31, 2010 and 2009, respectively.

•
Denaturant costs – we used approximately 50,000 more gallons of denaturant during the first quarter of 2010 compared to the first quarter of 2009 due to our increased production.  We also experienced a price increase of approximately $0.74 per gallon during the same time frame ($2.07 per gallon vs. $1.33 per gallon).  The price increase is primarily related to market prices for gasoline during 2010.

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

Coal cost
We have a contract in place for our coal needs in an effort to mitigate potential price increases.  Our current contract runs through December 31, 2011.

Chemical and denaturant costs
We do not anticipate any significant price increases for chemicals or denaturant during the second quarter of 2010 but anticipate that we may see some price increases in commodity prices such as oil, gasoline and natural gas which could have a negative impact on our chemical costs.

General and Administrative

Three Months Ended March 31, 2010 and 2009
General and administrative costs for the three months ended March 31, 2010 were approximately $141,000 lower than the comparable period in 2009.  The decrease is primarily related to lower bank fees as we incurred $150,000 in fees related to the Sixth Amendment to our loan agreement during the first quarter of 2009.

General and Administrative - Prospective

For the rest of 2010, we anticipate that our general and administrative costs may be slightly higher than the comparable prior year period as we expect to incur additional legal and accounting costs associated with mediation proceedings and our deregistration process.

Interest Expense
Our interest expense is made up of the following components:

Interest Expense	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Interest expense on long-term debt	$765,305	$572,161
Amortization/write-off of deferred financing costs	―	567,386
Change in fair value of interest rate swaps	(37,819)	145,590
Net settlements on interest rate swaps	361,433	20,085
Total interest expense	$1,088,919	$1,305,222

Three Months Ended March 31, 2010 and 2009
•
Interest expense on long-term debt - approximately $193,000 higher primarily due to higher interest rates.  Our weighted average interest rate for the three months ended March 31, 2010 was approximately 1.25% higher than the comparable period in 2009 while our debt balance was relatively unchanged between the periods.  The Sixth Amendment to our loan agreements implemented a minimum interest rate of 6% which is the main reason for the higher interest rates.

•
Amortization/write-off of deferred financing costs – Due to uncertainties with our loan agreements during the first quarter of 2009, we wrote off the remaining balance of our deferred financing costs which resulted in a charge of approximately $517,000.

•
Net settlements on interest rate swaps – the replacement rates on our interest rate swaps were significantly lower during the first quarter of 2010 than the comparable period in 2009 causing us to have to make up a larger difference in rates through our net settlements.

Interest Expense - Prospective
We do not feel we can accurately predict future interest rates although we expect that, at some point, they will increase from the current historically low levels.  We currently have not received any indication that rates will increase in the near future.  At the end of March 2010, funds that had been set aside in a money market account (approximately $4.1 million) related to a dispute with our design builder were applied to our Long-Term Revolving Note as a way to reduce our interest cost.  The funds will still be made available pending resolution of the dispute.  During April 2010, we paid down the remaining balance (approximately $5.9 million) of our Long-Term Revolver as a better way to temporarily use our excess cash.  Depending on how long we are able to maintain the pay down of this debt we would anticipate our interest costs to be lower as a result of our lower debt balance, assuming interest rates remain at their current levels.

We anticipate that an increase in the interest rate used to calculate the value of our interest rate swaps to have a positive impact on our net income while a decrease in those rates would have a negative impact on our net income.  We also anticipate that the passage of time will decrease the termination value of our interest rate swap.

Other Income (Expense), Net

We recognized other income of approximately $1 million and $42,000 during the three months ended March 31, 2010 and 2009, respectively.  During 2010, we received approximately $983,000 from a business interruption insurance claim related to an unplanned outage at our Plant during October 2009.  Our other income for the first quarter of 2009 was made up almost entirely of interest income.

We do not anticipate receiving any significant interest income during the rest of 2010.  It is possible that we may receive funds from the North Dakota Ethanol Incentive program during the balance of 2010 but we cannot accurately predict the amount as we don’t know the amount of funds that will be available to distribute nor whether the formula used will allow for a payment.

Liquidity and Capital Resources

Statement of Cash Flows	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Cash flows provided by operating activities	$4,828,413	$1,315,199
Cash flows used in investing activities	(95,351)	(4,503)
Cash flows provided by (used in) financing activities	(5,357,921)	1,250,993

Cash Flows

During the three months ended March 31, 2010, the increase in net income before depreciation and amortization as compared to March 31, 2009 was a significant contributor to cash flows from operating activities.  The changes in cash flows from operating activities generally follow the results of operations as discussed in “Results of Operations for the Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009” and also are affected by changes in working capital.

Three Months Ended March 31, 2010 and 2009

Operating activities

Cash flows provided by operating activities increased by approximately $3.5 million during the three months ended March 31, 2010 from the comparable period in 2009.  A net positive change in net income of approximately $5.0 million was offset by a net decrease in non-cash items (primarily related to changes in write-downs of debt financing costs and changes in fair value of derivative instruments) of approximately $1.4 million and a net negative change in working capital items between the periods of approximately $100,000 related to normal working capital changes.

Investing activities

We had minimal investing activities for the periods ended March 31, 2010 and 2009, respectively.

Financing activities

Cash flows used in financing activities increased by approximately $6.6 million during the three months ended March 31, 2010 from the comparable period in 2009.  The Company made principal payments of approximately $5.4 million during the first quarter of 2010.  These payments consisted of its regularly scheduled note payment of $1.3 million and the application of approximately $4.1 million to the Long-Term Revolving Note that had been set aside related to a dispute with its design builder.  This activity compares to a net borrowing of approximately $1.3 million during the first quarter of 2009 as the Company borrowed $2.5 million on its Long-Term Revolving Note which was offset by its regularly scheduled not payment of approximately $1.2 million.

Capital Expenditures

The Company currently has two capital projects in progress that it anticipates will cost a total of approximately $325,000.  We anticipate completion of these projects to occur in the late second or early third quarter of 2010.  The Company is also evaluating certain other capital projects related to reducing the carbon intensity of its fuel in anticipation of trying to meet the requirements of the California low-carbon fuel standard.  The Company is in the early stages of reviewing potential projects and does not currently have any accurate cost estimates.  It is possible that such projects will be undertaken during 2010.  We anticipate being able to fund our current on-going capital projects from our operating cash flows.

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

As of March 31, 2010 the Company is in compliance with all of its loan covenants.

As of May 10, 2010, we had available capital (cash plus borrowing capacity) of approximately $10.5 million.  Our available capital does not include $750,000 set aside as cash collateral related to two letters of credit issued in relation to our grain warehouse and distilled spirits bonds or approximately $204,000 that is part of our hedging account. Based on our most recent projections we anticipate that we will have enough available capital to operate our business through 2010 and we will maintain compliance with our loan covenants.

Our net worth covenant is particularly sensitive to our earnings.  We estimate that we need to record earnings of greater than a net loss of approximately $700,000 for the period April 2010 to December 2010 in order to maintain compliance with this covenant at December 31, 2010.

Short-Term Debt Sources

The Company does not currently have any short term credit facilities.

Long-Term Debt Sources

Term Notes - Construction Loan
	Outstanding Balance (Millions)		Interest Rate		Range of Estimated	Estimated Final
Term Note	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	Quarterly Principal Payment Amounts	Payment (millions)	Notes
Fixed Rate Note	$23.00	$23.60	6.00%	6.00%	$560,000 - $630,000	$18.30	1, 2, 4
Variable Rate Note	1.60	2.10	6.00%	6.00%	$1,600,000	1.60	1, 2, 3, 5
Long-Term Revolving Note	5.88	10.00	6.00%	6.00%	$550,000 - $610,000	1.20	1, 2, 6, 7, 8
2007 Fixed Rate Note	8.55	8.80	6.00%	6.00%	$200,000 - $235,000	6.80	1, 2, 5

Notes
1 - The scheduled maturity date is April 2012
2 - Range of estimated quarterly principal payments is based on principal balances and interest rates as of March 31, 2010
3 -
Quarterly payments of $634,700 are applied first to interest on the Long-Term Revolving Note, next to accrued interest on the Variable Rate Note and finally to principal on the Variable Rate Note.  The Variable Rate Note was paid off in April 2010 as the Excess Cash Flow payment was applied to the Variable Rate Note.

4 - Interest rate based on 5.0% over three-month LIBOR with a 6% minimum, reset quarterly
5 - Interest rate based on 5.0% over three-month LIBOR with a 6% minimum, reset quarterly
6 - Interest rate based on 5.0% over one-month LIBOR with a 6% minimum, reset monthly
7 - Principal payments would be made on the Long-Term Revolving Note once the Variable Rate Note is paid in full.  Any principal applied to the Long-Term Revolving Note reduces the amount available under the revolver.
8 - Funds withheld from the plant's design builder (approx $4.1 million) which were previously set aside in a money market account were applied to the Long-Term Revolving Note in March 2010 pursuant to the terms of the 7th Amendment to the Company's Loan Agreement.  Accordingly, the payment amounts above take into account the application of those funds which may ultimately be paid to the design builder depending upon the terms of any resolution of the dispute.

Please see Note 5 to our Financial Statements in this Quarterly Report for a comprehensive discussion of our Long-Term Debt Sources.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of March 31, 2010:

Contractual Obligations	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *+	$50,538,373	$15,730,044	$34,795,679	$12,650	$	―
Capital leases	41,352	30,731	6,708	3,913		―
Operating lease obligations	1,447,650	505,560	862,590	63,600		15,900
Corn Purchases **	3,345,000	3,345,000	―	―		―
Coal purchases	2,545,875	1,424,700	1,121,175	―		―
Contractual Obligation	176,000	176,000
Management Agreement	300,300	171,600	128,700	―		―
Water purchases	2,743,200	406,400	812,800	812,800		711,200
Total	$61,137,750	$21,790,035	$37,727,652	$892,963		$727,100
* - Long-term debt obligations shown in this table are based on remaining balances as of March 31, 2010 and the scheduled payments and interest rates contained in the Term Notes, as amended.  Information in this table also assumes permanent repayment of any amounts currently applied to our Long-Term Revolving Note.  We used the rates fixed in the interest rate swap agreements (see “Interest Rate Swap Agreements” in Note 5 to our unaudited condensed financial statements in this Quarterly Report.) for the Fixed Rate Note and December 2007 Fixed Rate Note, respectively which should account for possible net cash settlements on the interest rate swaps.
+ - Long-term debt obligations Less than 1 year include the full outstanding balance of our subordinated debt which has a maturity date of March 2011.  However, the subordination agreement requires the Bank to provide us written consent to make any principal payments to the subordinated debt holders and we have not received such consent.
** - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of March 31, 2010 for basis contracts that had not yet been fixed.

Grants

There has been no change in the repayment status of our grant from the North Dakota State Industrial Commission (totaling $275,000) during the first quarter of 2010.

North Dakota Ethanol Incentive Program

Under the program, each fiscal quarter, eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum.  The amount is capped at $1.6 million per plant per year up to a lifetime maximum of $10 million per plant.  We did not receive any funds from this program during the three months ended March 31, 2010 and 2009, respectively.  We cannot predict whether we will receive funds from this program during the remainder of 2010.  The incentive received is calculated by using the sum arrived at for the corn price average and for the ethanol price average as calculated below:

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

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory; and analysis of intangibles impairment.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 2 and Note 4 of the Notes to the unaudited condensed financial statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2010.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and construction term notes which bear variable interest rates. Approximately $13 million of our outstanding long-term debt is not covered under an interest rate swap and is at a variable rate as of March 31, 2010.  We anticipate that a hypothetical 1% change in interest rates, from those in effect on March 31, 2010, would change our interest expense by approximately $130,000 on an annual basis.  In order to achieve a fixed interest rate on the construction loan and reduce our risk to fluctuating interest rates, we entered into an interest rate swap contract that effectively fixed the interest rate at 8.08% on approximately $27.6 million of the outstanding principal of the construction loan.  We entered into a second interest rate swap in December 2007 and effectively fixed the interest rate at 7.695% on an additional $10 million of our outstanding long-term debt.  The interest rate swaps are not designated as either a cash flow or fair value hedge.  Market value adjustments and net settlements are recorded in interest expense.  We anticipate that a hypothetical 1% change in interest rates, from those in effect on March 31, 2010, would change the fair value of our interest rate swaps by approximately $560,000.

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

As of March 31, 2010 we had approximately 926,000 bushels of corn under fixed price contracts.  These contracts were priced slightly above current market prices so we accrued a loss on firm purchase commitments of $102,000 related to these contracts.  We would expect a sustained $0.10 change in the price of corn to have an approximate $93,000 impact on our net income.

It is the current position of RPMG (our ethanol marketing company) that, under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  We had no fixed price contracts for the sale of physical ethanol outstanding at March 31, 2010 or March 31, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2010, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, including the important information under the heading “Disclosure Regarding Forward-Looking Statements,” you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. “Risk Factors” are conditions that may cause investment in our Company to be speculative or risky. In light of developments during the first quarter of fiscal 2010, we have decided to update our Risk Factors as set forth below. Other than these updates, we are not currently aware of factors other than those set forth in our Annual Report on Form 10-K that would have a foreseeable effect on the level of risk associated with investment in our Company; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition and/or operating results.

We have withheld $3.9 million from our design-builder, Fagen, related to the coal combustor.  We have withheld $3.9 million from our design-builder, Fagen, due to punch list items which are not complete as of May 13, 2010 and problems with the coal combustor. The punch list are items that must be complete under the terms of the Lump Sum Design-Build Agreement between Fagen and us dated August 29, 2005 (the “Design-Build Contract”) in order for us to sign off on final completion and authorize payment of the $3.9 million.  In addition to a number of other punch list items, the Design-Build Contract specified that the coal combustor would operate on lignite coal and meet the emissions requirements in our air quality permits; however, numerous plant shutdowns during start up in early 2007 related to using lignite coal forced the Company to switch to PRB coal.  While running on lignite coal and subsequently, while running on cleaner burning PRB coal, we have not been able to maintain compliance with our air quality permits.  There is no assurance that any potentially agreed upon solution would solve the problems or solve the problems for $3.9 million or less.  Any potential fixes could cost significantly more than $3.9 million.  There is also no assurance that Fagen and its subcontractors will agree on any solution or even agree that the problem is their responsibility to correct. If Fagen disputes the withholding of the $3.9 million and demands payment, we may be forced to pay the $3.9 million and there would be no assurance that the punch list items would be completed or that the coal combustor would be able to use lignite coal.

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

RED TRAIL ENERGY, LLC

Date: May 13, 2010	By:	/s/ Calvin Diehl
Calvin Diehl
Chief Executive Officer

Date: May 13, 2010	By:	/s/ Mark E. Klimpel

Mark E. Klimpel
Chief Financial Officer

EXHIBIT INDEX

RED TRAIL ENERGY, LLC
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

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