Form 10-Q
period 2010-09-30
RED TRAIL ENERGY, LLC
filed 2010-11-19
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
☒   Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes          ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 19, 2010 there were 40,193,973 Class A Membership Units.

PART I — FINANCIAL INFORMATION
Item 1. – Condensed Financial Statements
RED TRAIL ENERGY, LLC
CONDENSED BALANCE SHEETS

	September 30, 2010
	(Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and equivalents	$6,760,815	$13,214,091
Restricted cash	1,283,412	2,217,013
Accounts receivable	3,771,941	2,635,775
Derivative instruments, at fair value	―	129,063
Inventory	5,550,046	6,993,031
Prepaid expenses	85,397	195,639
Total current assets	17,451,611	25,384,612

Property, Plant and Equipment
Land	351,280	351,280
Land improvements	3,970,500	3,970,500
Buildings	5,312,995	5,312,995
Plant and equipment	79,523,377	79,199,850
Construction in progress	265,846	―
	89,423,998	88,834,625

Less accumulated depreciation	21,751,455	17,419,043
Net property, plant and equipment	67,672,543	71,415,582

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	309,990	192,207
Deposits	40,000	80,000
Total other assets	954,990	877,207
Total Assets	$86,079,144	$97,677,401

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$6,724,387	$7,605,302
Accrued expenses	1,759,300	2,634,534
Derivative instruments, at fair value	176,975	806,490
Current maturities of long-term debt	8,876,300	6,500,000
Current portion of interest rate swaps, at fair value	1,222,795	785,591
Total current liabilities	18,759,757	18,331,917

Other Liabilities
Contracts payable	275,000	275,000

Long-Term Debt
Notes payable	26,634,000	43,620,025
Long-term portion of interest rate swaps, at fair value	789,973	1,575,095
Total long-term debt	27,423,973	45,195,120

Commitments and Contingencies

Members' Equity	39,620,414	33,875,364

Total Liabilities and Members' Equity	$86,079,144	$97,677,401

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2010 (Unaudited)	Three Months Ended September 30, 2009 (Unaudited)	Nine Months Ended September 30, 2010 (Unaudited)	Nine Months Ended September 30, 2009 (Unaudited)
Revenues
Ethanol, net of derivative fair value changes	$23,633,718	$21,119,497	$66,240,070	$57,486,329
Distillers grains	4,103,556	4,127,699	12,902,153	12,289,311
Total Revenue	27,737,274	25,247,196	79,142,223	69,775,640

Cost of Goods Sold
Cost of goods sold, net of changes in fair value of derivative instruments	21,567,650	20,932,722	65,722,450	60,983,797
(Gain)/loss on firm purchase commitments	(60,000)	(477,000)	―	218,000
Lower of cost or market adjustment for inventory on hand	―	221,500	―	1,464,500
Depreciation	1,455,262	1,449,900	4,358,380	4,390,783
Total Cost of Goods Sold	22,962,912	22,127,122	70,080,830	67,057,080

Gross Margin	4,774,362	3,120,074	9,061,393	2,718,560

General and Administrative	798,337	758,489	2,024,673	2,240,835

Operating Income	3,976,025	2,361,585	7,036,720	477,725

Interest Expense	766,652	1,211,111	2,629,000	3,082,549

Other Income, net	324,773	678,845	1,337,330	1,123,516

Net Income (Loss)	$3,534,146	$1,829,319	$5,745,050	$(1,481,308)

Basic and diluted for each:

Weighted Average Units Outstanding	40,193,973	40,193,973	40,193,973	40,190,676

Net Income (Loss) Per Unit	$0.08	$0.05	$0.14	$(0.04)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2010 (Unaudited)		Nine months ended September 30, 2009 (Unaudited)
Cash Flows from Operating Activities
Net income (loss)		$5,745,050		$(1,481,308)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation		4,403,634		4,428,307
Amortization and write-off of debt financing costs		―		567,385
Loss on disposal of fixed assets		68,446		―
Change in fair value of derivative instruments		198,183		94,331
Equity-based compensation		―		(49,301)
Noncash patronage equity		(117,783)		(75,911)
Loss on lower of cost or market adjustment for inventory on hand		―		1,464,500
Unrealized loss on firm purchase commitments		―		(1,208,800)
Changes in assets and liabilities
Restricted cash		933,601		(42,882)
Accounts receivable		(1,136,166)		(510,857)
Inventory		1,442,985		(3,525,857)
Prepaid expenses		110,242		4,141,483
Deposits		40,000		―
Accounts payable		(1,047,490)		454,261
Accrued expenses		(875,234)		997,737
Cash settlements on interest rate swaps		(1,046,553)		(639,688)
Net cash provided by operating activities		8,718,915		4,613,400
Cash Flows from Investing Activities
Investment in RPMG		―		(169,110)
Refund of sales tax on fixed assets		―		763,630
Proceeds from disposal of fixed assets		134,845		―
Capital expenditures		(697,311)		(34,125)
Net cash provided by (used in) investing activities		(562,466)		560,395
Cash Flows from Financing Activities
Debt repayments		(14,609,725)		(1,297,007)
Restricted cash - collateral		―		(750,000)
Treasury units issued		―		5,000
Proceeds from long-term debt		―		3,573,508
Net cash provided by (used in) financing activities		(14,609,725)		1,531,501

Net Increase (Decrease) in Cash and Equivalents		(6,453,276)		6,705,296
Cash and Equivalents - Beginning of Period		13,214,091		4,433,839
Cash and Equivalents - End of Period		$6,760,815		$11,139,135

Supplemental Disclosure of Cash Flow Information
Interest paid		$3,150,452		$2,216,077

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital expenditures included in accounts payable		$166,575	$	―
Write-off of debt issuance costs	$	―		$517,823
Investment in RPMG included in accounts payable	$	―		$169,110

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

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

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).

Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, valuation of derivatives, inventory, patronage equity and purchase commitments; analysis of intangibles impairment, the analysis of long-lived assets impairment and other contingencies.  Actual results could differ from those estimates.

Reclassifications
The presentation of certain items in the financial statements for the nine months ended September 30, 2009 have been changed to conform to the classifications used in 2010.  These reclassifications had no effect on members’ equity, net income (loss) or operating cash flows as previously reported.

Fair Value of Financial Instruments

The fair value of the Company’s cash and equivalents, accounts receivable, accounts payable, and derivative instruments, including interest rate swap agreements, approximate their carrying value.   The Company evaluated the fair value of its long-term debt at September 30, 2010 and December 31, 2009 and the fair value approximated the carrying value (see Note 4 for additional information).

The Company has adopted guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis and for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.  The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

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

As of:	September 30, 2010				December 31, 2009
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	152	760,000	bushels	$(173,350)	82	410,000	bushels	$129,063
Ethanol swap contracts	30	432,000	gallons	(3,625)	530	7,632,000	gallons	(806,490)
Total fair value				$(176,975)				$(677,427)

Amounts are recorded separately on the balance sheet - negative numbers represent liabilties

Interest Rate Contracts

The Company had approximately $28.5 million and $30.8 million of notional amount outstanding in interest rate swap agreements, as of September 30, 2010 and December 31, 2009, respectively that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At September 30, 2010 and December 31, 2009, the fair value of the interest rate swaps totaled approximately $2.0 million and $2.4 million, respectively, and are recorded as a liability on the balance sheets.  These agreements are not designated as effective hedges for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense.  The swaps mature in April 2012.

The Company recorded net settlements of approximately $1,047,000 and $640,000 for the nine months ended September 30, 2010 and 2009, respectively.  See Note 4 for a description of these agreements.

The following tables provide details regarding the Company’s derivative financial instruments at September 30, 2010 and December 31, 2009:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2010	Asset		Liability
Corn derivative instruments, at fair value	$	―	$173,350
Ethanol derivative instruments, at fair value		―	3,625
Interest rate swaps, at fair value		―	2,012,768
Total derivatives not designated as hedging instruments for accounting purposes	$	―	$2,189,743

Balance Sheet - as of December 31, 2009	Asset		Liability
Corn and ethanol derivative instruments, at fair value		$129,063	$806,490
Interest rate swaps, at fair value		―	2,360,686
Total derivatives not designated as hedging instruments for accounting purposes		$129,063	$3,167,176

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during three months ended September 30, 2010	Amount of gain (loss) recognized in income during three months ended September 30, 2009	Amount of gain (loss) recognized in income during nine months ended September 30, 2010	Amount of gain (loss) recognized in income during nine months ended September 30, 2009
Corn derivative instruments	Cost of Goods Sold	$(1,457,759)	$(110,185)	$(1,613,686)	$603,934
Ethanol derivative instruments	Revenue	(3,625)	(360,325)	1,997,331	(360,325)
Interest rate swaps	Interest Expense	146,107	(86,895)	347,918	262,630
Total		$(1,315,277)	$(557,405)	$731,563	$506,239

3. INVENTORY

Inventory is valued at lower of cost or market.  Inventory values as of September 30, 2010 and December 31, 2009 were as follows:

As of	September 30, 2010	December 31, 2009
Raw materials, including corn, chemicals and supplies	$4,040,893	$4,921,532
Work in process	710,361	642,701
Finished goods, including ethanol and distillers grains	798,792	1,428,798
Total inventory	$5,550,046	$6,993,031

Lower of cost or market adjustments for the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
(Gain)/loss on firm purchase commitments	$(60,000)	$(477,000)	$-	$218,000
Loss on lower of cost or market adjustment for inventory on hand	-	221,500	-	1,464,500
Total (gain)/loss on lower of cost or market adjustments	$(60,000)	$(255,500)	$-	$1,682,500

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price.  At the time the contracts were created, the price of the contract price approximated market price.  Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices.  As of September 30, 2010, the average price of corn purchased under fixed price contracts, that had not yet been delivered, was lower than market price.  Based on this information, the Company did not accrue an estimated loss of firm purchase commitments for the nine months ended September 30, 2010.  The Company recorded a loss on firm purchase commitments of approximately $218,000 for the nine month period ended September 30, 2009.  The gain is recorded in “(Gain)/loss on firm purchase commitments” on the statement of operations.  The amount of the (gain)/loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory.  Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

The Company recorded inventory valuation impairments of $0 and $221,500 for the three months ended and $0 and $464,500 for the nine months ended September 30, 2010 and 2009, respectively.  The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol.  The inventory valuation impairment was recorded in “Lower of cost or market adjustment for inventory on hand” on the statement of operations.

4. BANK FINANCING

Long-term debt consists of the following:
As of	September 30, 2010	December 31, 2009
Notes payable under loan agreement to bank	$29,974,817	$44,541,350
Subordinated notes payable	5,525,000	5,525,000
Capital lease obligations (Note 6)	10,483	53,675
Total Long-Term Debt	35,510,300	50,120,025
Less amounts due within one year	8,876,300	6,500,000
Total Long-Term Debt Less Amounts Due Within One Year	$26,634,000	$43,620,025

Market value of interest rate swaps	2,012,768	2,360,686
Less amounts due within one year	1,222,795	785,591
Total Interest Rate Swaps Less Amounts Due Within One Year	$789,973	$1,575,095

Scheduled maturities for the twelve months ended September 30

	Interest rate swaps	Long-term debt	Totals

2011+	$1,222,795	$8,876,300	$10,099,095
2012	789,973	26,628,817	27,418,790
2013	―	3,019	3,019
2014	―	2,164	2,164
Thereafter	―	―	―
Total	$2,012,768	$35,510,300	$37,523,068

+ - Scheduled maturities for the twelve months ended September 30, 2011 include the full outstanding balance of our subordinated debt which has a maturity date of March 2011.  However, the subordination agreement requires the Bank to provide us written consent to make any principal payments to the subordinated debt holders and we have not received such consent.

As of September 30, 2010, the Company was in compliance with all of its debt covenants.  For the quarter ended September 30, 2010, the Bank provided the Company with approval to exceed the capital expenditure threshold per the loan agreement for capital improvements to the Plant.

Interest Rate Swap Agreements

In December 2005, the Company entered into an interest rate swap transaction that effectively fixed the interest rate at 8.08% on the outstanding principal of the Fixed Rate Note, which is included in the total under notes payable under loan agreement to bank above.  In December 2007, the Company entered into a second interest rate swap transaction that effectively fixed the interest rate at 7.695% on the outstanding principal of the December 2007 Fixed Rate Note.

The interest rate swaps were not designated as either a cash flow or fair value hedge. Fair value adjustments and net settlements are recorded in interest expense.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Interest Expense	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Interest expense on long-term debt	$574,863	$817,829	$1,930,365	$2,138,105
Amortization/write-off of deferred financing costs	―	―	―	567,386
Change in fair value of interest rate swaps	(146,107)	86,895	(347,918)	(262,630)
Net settlements on interest rate swaps	337,896	306,387	1,046,553	639,688
Total interest expense	$766,652	$1,211,111	$2,629,000	$3,082,549

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, respectively.  Money market funds shown below are included in cash and equivalents on the balance sheet.

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2010	Fair Value as of September 30, 2010	Level 1		Level 2		Level 3
Assets
Money market funds	$1,283,412	$1,283,412		$1,283,412	$	―	$	―
Derivative instruments	―	―		―		―		―
Total	$1,283,412	$1,283,412		$1,283,412	$	―	$	―
Liabilities
Interest rate swaps	$2,012,768	$2,012,768	$	―		$2,012,768	$	―
Derivative instruments	176,975	176,975		176,975		―		―
Total	$2,189,743	$2,189,743		$176,975		$2,012,768	$	―

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2009	Fair Value as of December 31, 2009	Level 1		Level 2		Level 3
Assets
Money market funds	$5,010,325	$5,010,325		$5,010,325	$	―	$	―
Derivative instruments	129,063	129,063		129,063		―		―
Total	$5,139,388	$5,139,388		$5,139,388	$	―	$	―
Liabilities
Interest rate swaps	$2,360,686	$2,360,686	$	―		$2,360,686	$	―
Derivative instruments	806,490	806,490		806,490		―		―
Total	$3,167,176	$3,167,176		$806,490		$2,360,686	$	―

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
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company’s long-term debt, including the short-term portion, at September 30, 2010, approximated the carrying value of approximately $35.5 million.  The Company negotiated an amendment to its loan agreements during 2009 that set an interest rate floor of 6% which was the interest rate in effect at September 30, 2010 and was thought to approximate the market interest rate for this debt.  The estimated fair value of the Company’s long-term debt, including the short-term portion, at December 31, 2009 approximated its carrying value of $50 million.  Fair value was estimated using estimated variable market interest rates as of December 31, 2009.  The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating leases through 2014 and capital leases through 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment.  Equipment under operating lease includes a locomotive and rail cars.  Rent expense for operating leases was approximately $138,000 and $398,000 for the three and nine months ended September 30, 2010, respectively and $122,000 and $358,000 for the three and nine months ended September 30, 2009, respectively.  Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:
As of	September 30, 2010	December 31, 2009
Equipment	$12,976	$219,476
Accumulated amortization	3,244	63,248
Net equipment under capital lease	$9,732	$156,228

At September 30, 2010, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year.  Amounts shown below are for the 12 months period ending September 30:

	Operating Leases	Capital Leases
2011	$556,589	$3,354
2012	490,909	3,354
2013	170,000	3,354
2014	31,200	2,236
2015	23,400	―
Thereafter	―	―
Total minimum lease commitments	$1,272,098	12,298
Less amount representing interest		1,815
Present value of minimum lease commitments included in the preceding current liabilities		$10,483

7. COMMITMENTS AND CONTINGENCIES

Design-Build Agreement

The Company signed a design-build agreement (the “Design-Build Agreement”) with Fagen, Inc. (“Fagen”) in September 2005 to design and build the Plant at a total contract price of approximately $77 million.  The Company has remaining payments under the Design-Build Agreement of approximately $3.9 million.  This payment has been withheld pending satisfactory resolution of a punch list of items, including a major issue with the coal combustor experienced during start up.  The Plant was originally designed to be able to run on lignite coal.  During the first four months of operation, however, the Plant experienced numerous shut downs related to running on lignite coal.  In April 2007, the Company switched to using Powder River Basin (“PRB”) coal as its fuel source. The Company engaged in mediation proceedings with Fagen during September 2010 in an effort to resolve the design build issues.  An amount approximately equal to the final payment was used to pay down the Company’s Long-Term Revolving Note during fiscal 2010 and these funds have been restricted to be used only for resolution of the design build issue.  The funds may be released upon resolution of this issue.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators.  At September 30, 2010, the Company had various fixed price contracts for the purchase of approximately 991,000 bushels of corn.  Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $4.0 million related to the 991,000 bushels under contract.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol.  The related parties include Unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”) for three and nine months ended September 30, 2010.  For three and nine months ended September 30, 2009 and December 31, 2009, the related parties include Unit holders, members of the board of governors of the Company, RPMG and Greenway Consulting, LLC.  The Company also has a note payable to Greenway and paid Greenway for consulting fees (recorded in general and administrative expense).  Significant related party activity affecting the financial statements are as follows:

	September 30, 2010	December 31, 2009
Balance Sheet
Accounts receivable	$3,315,471	$2,155,238
Accounts payable	280,303	1,164,218
Notes payable	-	1,525,000

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Statement of Operations
Revenues	$23,855,825	$22,037,498	$65,404,700	$59,737,463
Cost of goods sold	794,284	706,369	2,410,236	2,060,175
General and administrative	-	139,973	114,614	423,656

Inventory Purchases	$1,989,322	$1,481,245	$4,320,565	$4,173,738

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended September 30, 2010, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the consolidated financial statements and the Management’s Discussion and Analysis section for the fiscal year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K.

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

On April 8, 2010, the Company announced its intent to engage in a reclassification and reorganization of the Company’s membership units.  On October 28, 2010 the Special Meeting of Members was held to vote on the proposed reclassification and reorganization of the Company’s membership units to provide for three separate and distinct classes of units would have enabled the Company to voluntarily terminate the registration of its units under the Securities and Exchange Act of 1934.  Both proposals related to the reclassification and reorganization of the Company’s membership units failed to garner support of two-thirds of the total membership units and therefore neither proposal was implemented.

For the three month period ended September 30, 2010 the Company had a net income of approximately $3,500,000, which is approximately 12.7 percent of our revenues for that period.  Our net income for the nine month period ended September 30, 2009 was approximately $5,750,000, which is approximately 7.3 percent our revenues for that period.  Since December 31, 2009 we have reduced the Company’s long term debt from approximately $45,200,000 to approximately $27,400,000.  The Company’s management team will continue to operate the Plant in a manner that optimizes margin opportunities during this period of volatile commodities prices.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our statements of operations for the three months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30, 2010 (Unaudited)		Three Months Ended September 30, 2009 (Unaudited)
Statements of Operations Data	Amount	% of Revenue	Amount	% of Revenue
Revenues	$27,737,274	100.0%	$25,247,196	100.00%
Cost of Goods Sold	22,962,912	82.79%	22,127,122	87.64%
Gross Margin	4,774,362	17.21%	3,120,074	12.36%
General and Administrative Expenses	798,337	2.88%	758,489	3.00%
Operating Income	3,976,025	14.33%	2,361,585	9.35%
Interest Expense	766,652	2.76%	1,211,111	4.80%
Other Income	324,773	1.17%	678,845	2.69%
Net Income	$3,534,146	12.74%	$1,829,319	7.25%

Revenues

The following table shows the sources of our revenue for the three months ended September 30, 2010 and September 30, 2009.

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$23,633,718	85.21%	$21,119,497	83.65%
Dried Distillers Grains Sales	3,676,744	13.25%	3,691,783	14.62%
Modified Distillers Grains Sales	426,812	1.54%	435,916	1.73%
Total Revenues	$27,737,274	100.00%	$25,247,196	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended September 30, 2010 and September 30, 2009.

	Three Months ended September 30, 2010	Three Months ended September 30, 2009

Production:
Ethanol sold (thousands of gallons)	13,175	14,086
Dried distillers grains sold (tons)	37,645	39,305
Modified distillers grains sold (tons)	8,182	8,439

Revenues:
Ethanol price/gallon (net of hedging)	$1.79	$1.50
Distillers grains avg price/ton	$97.67	$93.93
Modified distillers grains avg price/ton	$51.24	$51.59

Primary Input:
Corn ground (thousands of bushels)	4,744	4,981

Costs of Primary Input:
Corn avg price/bushel (net of hedging)	$3.72	$3.40

Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.085	$0.075
Denaturant cost	$0.038	$0.039
Electricity cost	$0.048	$0.042
Direct labor cost	$0.039	$0.033

Ethanol production and sales were down slightly during the three month period ended September 30, 2010 as compared to the same period in 2009.  We sold 13,175,308 gallons of ethanol during the three month period ended September 30, 2010 compared to 14,086,009, for the same three month period ending in 2009.  However, the average price we received for our ethanol was $1.79 for the three month period ended September 30, 2010 as compare to $1.50 for the three month period ending September 30, 2010.

We experienced a decrease in the amount of dried distillers grains sold in the three month period ended September 30, 2010 as compared to the same period in 2009 due to a decrease in demand.  We sold 37,645 tons of dried distillers grains during the three month period ended September 30, 2010 compared to 39,305 tons of dried distillers grains during the three month period ended September 30, 2009.  The average price per ton of dried distillers grains was $97.67 and $93.93 for the three month period ending September 30, 2010 and 2009, respectively.

Our modified distillers grains sales were down slightly for the three month period ended September 30, 2010 as compared to the same period in 2009.  We sold 8,182 tons of modified distillers grains during the three month period ended September 30, 2010 compared to 8,439 tons of modified distillers grains during the three month period ended September 30, 2009.  The average price per ton of modified distillers grains was $51.24 and $51.59 for the three month period ending September 30, 2010 and 2009, respectively.

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

For the three months ended September 30, 2010, we received approximately 85% of our revenue from the sale of ethanol and approximately 15% of our revenue from the sale of distillers grains. Our revenue from ethanol increased slightly during the three months ended September 30, 2010 compared to the same period in 2009, as we experienced an increase in the price we received for our ethanol.

During the three months ended September 30, 2010, distillers grains prices trended upward- Management attributes this increasing price trend to an underlying increase in the price of corn.  Management anticipates that distillers grains prices will continue to track the price of corn which has been extremely volatile due to uncertainty over the condition of the corn crop and price volatility in the wheat and soybean markets.

There have been a number of recent developments in legislation that may impact the ethanol industry and our Company’s revenue stream:

•
One such development concerns the federal Renewable Fuels Standard (RFS).  The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.

•
In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  On November 2, 2010 the residents of California voted down Proposition 23 which would have delayed the implementation of the LCFS. The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations may preclude corn based ethanol from being used in California which could negatively impact the price of the ethanol that we sell.  A lawsuit has been filed by ethanol industry groups challenging the constitutionality of the LCFS.  A court hearing on this case is scheduled for February 2011.

•
Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol  that is blended with gasoline.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

•
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

•
On October 13, 2010 the Environmental Protection Agency (the “EPA”) decided to allow gasoline that contains up to 15% ethanol to be used in certain vehicles model year 2007 and newer.  The EPA has deferred any decision on whether to allow E15 to be used in vehicles model year 2000 to 2006 until additional testing has been completed.  Many in the ethanol industry believe that due to restrictions the EPA has imposed on the use of E15 in older vehicles, the effect E15 may ultimately have on ethanol demand might be minimal.  Management believes that many gasoline retailers may refuse to provide E15 due to the fact that not all vehicles are allowed to use E15 and the labeling requirements the EPA has imposed likely will unfairly discourage consumers from using E15.

Cost of Goods Sold

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses.  The per bushel price we paid for our main input, corn, was higher during the third quarter of 2010 compared to the third quarter of 2009.  Our overall cost of goods sold decreased as a percentage of our revenues to 82.79% for the three months ended September 30, 2010 compared to 87.64% for the same period in 2009. The decrease in our cost of goods sold was primarily due to our lower aggregate corn costs due to a decline in corn ground and fewer gallons sold.

Our cost of corn is also affected by gains and losses on the corn derivative instruments we use to manage our exposure to risk in the corn market.   For the three months ended September 30, 2010, we recognized a loss on our corn derivatives of approximately $1,458,000 compared to a loss of approximately $110,185 for the three months ended September 30, 2009.

Competition for corn in our area has tightened basis levels.  Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the quantity and quality of local corn for the plant.  The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input costs.  During the three month period ended September 30, 2010, corn prices were relatively steady but increased after the end of the quarter.  We expect that corn prices will continue to be volatile for the rest of our fiscal year, depending on weather conditions and other demand factors.

The per unit cost of our other costs of goods sold were all somewhat higher compared to last year although we did experience a decrease in our chemical and additive costs.

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract.  This arrangement helps us to mitigate price volatility in the coal market.  Our coal costs remained steady during the third quarter of 2010 compared to the third quarter of 2009.  Our coal contract is up for renewal in December 2011.

General and Administrative

General and administrative costs for the three months ended September 30, 2010 were approximately $798,000 or 2.9% of our revenues compared to approximately $758,000 or 3.0% of revenues for the same period in 2009.  The increase is primarily related to an increase in legal fees.

Operating Income

Our income from operations for the three months ended September 30, 2010 was approximately $3,976,000 compared to an operating income of approximately $2,362,000 for the same period in 2009.  This increase in our operating income is primarily due to an improvement in the relationship between the selling price of our products and our input costs for the current year.

Interest Expense

Our interest expense for the three months ended September 30, 2010 was approximately $767,000 compared to approximately $1,211,000 for the three months ended September 30, 2009.  This decrease in primarily due to fluctuations in the market value of our interest rate swaps and principal outstanding and current replacement rates.  Net settlements on the fair value of our interest rate swaps are recorded in interest expense on a monthly basis.

Other Income

Our other income for the three months ended September 30, 2010 was 1.2% of our revenues compared to 2.7% of revenues for the same period in 2009.  Our other income for the three month period ended September 30, 2010 consisted primarily of incentive/grant income.  During the three month period ended September 30, 2009, other income consisted primarily of incentive/grant income and interest income.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30, 2010 (Unaudited)		Nine Months Ended September 30, 2009 (Unaudited)
Statement of Operations Data	Amount	Percent	Amount	Percent
Revenues	$79,142,223	100.0%	$69,775,640	100.00%
Cost of Goods Sold	70,080,830	88.55%	67,057,080	96.10%
Gross Profit	9,061,393	11.45%	2,718,560	3.90%
General and Administrative Expenses	2,024,673	2.56%	2,240,835	3.21%
Operating Income	7,036,720	8.89%	477,725	0.68%
Interest Expense	2,629,000	3.32%	3,082,549	4.42%
Other Income	1,337,330	1.69%	1,123,516	1.61%
Net Income (Loss)	$5,745,050	7.26%	$(1,481,308)	(2.12)%

Revenues

Our revenues from operations come from two primary sources: sales of ethanol and sales of distillers grains. The following table shows the sources of our revenue for the nine months ended September 30, 2010 and September 30, 2009.

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
Revenue Source	Amount	% of Revenues	Amount	% of Revenues
Ethanol Sales	$66,240,070	83.70%	$57,486,329	82.39%
Dried Distillers Grains Sales	10,752,474	13.58%	8,842,710	12.67%
Modified Distillers Grains Sales	2,149,679	2.72	3,446,601	4.94%
Total Revenues	$79,142,223	100.00%	$69,775,640	100.00%

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended September 30, 2010 and 2009:

	Nine Months ended September 30, 2010	Nine Months ended September 30, 2009

Production:
Ethanol sold (thousands of gallons)	40,142	38,567
Dried distillers grains sold (tons)	105,131	78,813
Modified distillers grains sold (tons)	39,671	65,127

Revenues:
Ethanol average price/gallon (net of hedging)	$1.60	$1.49
Dried distillers grains avg price/ton	$102.28	$112.20
Modified distillers grains avg price/ton	$53.87	$52.84

Primary Input:
Corn ground (thousands of bushels)	14,544	13,734

Costs of Primary Input:
Corn avg price/bushel (net of hedging)	$3.56	$3.77

Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.081	$0.081
Denaturant cost	$0.043	$0.034
Electricity cost	$0.047	$0.043
Direct Labor cost	$0.037	$0.036

In the nine month period ended September 30, 2010, ethanol sales comprised approximately 84% of our revenues and distillers grains sales comprised approximately 16% of our revenues. For the nine month period ended September 30, 2009, ethanol sales comprised approximately 82% of our revenues and distillers grains sales comprised approximately 18% of our revenue. Our revenues were higher for our first nine months of fiscal year 2010 compared to the same period of 2009 primarily as a result of an increase in the sales price of our ethanol.

The average ethanol sales price we received for the nine month period ended September 30, 2010 was approximately 7.4% higher than our average ethanol sales price for the comparable 2009 period. Management anticipates that ethanol prices will continue to be subject to the uncertainties surrounding several pieces of legislation as well as the prices of oil and gasoline.

The price we received for our dried distillers grains decreased by approximately 8.8% during the nine month period ended September 30, 2010 compared to the same period of 2009. Management attributes this decrease in the price of our dried distillers grains to an increase in the supply of dried distillers grains in our local market area.  The price of dried distillers grains changes in proportion to the price of corn, which has decreased in the nine month period ended September 30, 2010 as compared to the prior year period.   Accordingly, we anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.

Cost of Good Sold

Our costs of goods sold as a percentage of revenues were approximately 88.55% for the nine month period ended September 30, 2010 compared to approximately 96.10% for the same period of 2009. Our cost of goods sold increased by approximately 4.5% in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, and our revenue for the same period increased by approximately 13.4%. This increase in the cost of goods sold is primarily a result of an increase in the volume of corn processed at our facility.  The increase in our revenues is due primarily to an increase in the volume of ethanol sold along with an increase in the price we received for our ethanol.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were lower for the nine month period ended September 30, 2010 than they were for the same period ended September 30, 2009. These percentages were approximately 2.56% and approximately 3.21% for the nine months ended September 30, 2010 and 2009, respectively. This decrease in general and administrative expenses is primarily due to increased operating efficiencies and our concerted effort to lower general and administrative expenses. We expect that going forward our general and administrative expenses will remain relatively steady.

Operating Income

Our income from operations for the nine months ended September 30, 2010 was approximately 8.89% of our revenues compared to loss of approximately 0.68% of our revenues for the nine months ended September 30, 2009. This increase in our profitability is primarily due to the increase in the price we received for our ethanol for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  During the same period we experienced a $0.21 per bushel decrease in our cost of corn.  Both of these factors moved in our favor at the time we increased production at our facility.

Interest Expense

Our interest expense for the nine months ended September 30, 2010 was approximately $2,629,000 compared to approximately $3,083,000 for the nine months ended September 30, 2009.  The outstanding balance on our long-term debt obligations decreased by approximately $14,610,000 during the first nine months of 2010.  However, this reduction in long-term debt was partially offset by the unfavorable performance of our interest rate swap.

Other Income

Other income for the nine months ended September 30, 2010, was approximately 1.69% of our revenue and totaled approximately $1,300,000. Other income for the nine months ended September 30, 2009 totaled approximately $1,100,000 and was approximately 1.61% of our revenues.  During the nine months ended September 30, 2010, we received approximately $1,000,000 from a business interruption insurance claim related to an unplanned outage at our plant during October 2009.  During the nine months ended September 30, 2009, other income included approximately $679,000 in incentive/grant income and approximately $446,000 of interest income earned on a sales tax refund related to plant construction.

Changes in Financial Condition for the Nine Months Ended September 30, 2010

The following table highlights the changes in our financial condition:

	September 30, 2010	December 31, 2009
Current Assets	$17,451,611	$25,384,612
Current Liabilities	$18,759,757	$18,331,917
Members' Equity	$39,620,414	$33,875,364

We experienced a decrease in our current assets of approximately $8,000,000 at September 30, 2010 compared to our fiscal year ended December 31, 2009.  We had approximately $6,454,000 less cash on hand at September 30, 2010 compared to December 31, 2009, and approximately $934,000 less in restricted cash.  Our accounts receivable increased by approximately $1,136,000 over the same period and our inventory was approximately $1,443,000 less at September 30, 2010 than December 31, 2010.

We experienced a slight increase in our total current liabilities on September 30, 2010 compared to December 31, 2009 due primarily to an increase in current maturities of long-term debt.

Our long-term liabilities as of September 30, 2010 are approximately $17,771,000 less than our long-term liabilities as of December 31, 2009, primarily as a result of principal payments made on our long-term debt and the movement of some long-term debt to current maturities of long-term debt.  At September 30, 2010, we had approximately $29,975,000 outstanding in the form of long-term loans, compared to approximately $44,541,000 at December 31, 2009.

We experienced an increase in members' equity at September 30, 2010 compared to our fiscal year ended December 31, 2009.  This is a result of our net income so far this fiscal year in the amount of approximately $5,745,050 as compared to a loss of $1,481,308 during the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months.  We do not anticipate seeking additional equity or debt financing during the twelve month period ending September 30, 2011.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

Statements of Cash Flows	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Cash flows provided by operating activities	$8,885,490	$4,613,400
Cash flows provided by (used in) investing activities	$(729,041)	$560,395
Cash flows provided by (used in) financing activities	$(14,609,725)	$1,531,501

Operating activities

We experienced a significant increase in our net cash provided by operations for the nine month period ended September 30, 2010 as compared to the same period in 2009.  Cash provided by operating activities was approximately $8,885,000 for the nine months ended September 30, 2010 as compared to approximately $4,613,000 provided by operating activities for the nine months ended September 30, 2009.  Our net income from operations for the nine months ended September 30, 2010 was approximately $5,745,000 as compared to a net loss of approximately $1,481,000 for the same period in 2009.

Investing activities

We had minimal investing activities for the periods ended September 30, 2010 and 2009, respectively.  The majority of investing activities was cash used for capital expenditures.

Financing activities

We had a significant increase in cash used for financing activities for the nine month period ended September 30, 2010 as compared to the same period in 2009.  Cash used for financing activities was approximately $14,610,000 for the nine months ended September 30, 2010.  All of this cash was used to pay down our long-term debt.  For the nine month period ended September 30, 2009, we had net borrowing activity of approximately $1,530,000 as we borrowed an additional $3,574,000 on our long-term debt instruments which was offset by a regularly scheduled debt payment of approximately $1,297,000 and the issuance of letters of credit in the amount of $750,000 to support grain warehouse bonds and distilled spirits bonds.

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

Capital Expenditures

The Company currently has four capital projects in progress that it anticipates will cost a total of approximately $1.0 million.  We anticipate completion of these projects to occur in the fourth quarter of 2010 and first half of 2011.  The Company is also evaluating certain other capital projects related to reducing the carbon intensity of its fuel in anticipation of trying to meet the requirements of the California low-carbon fuel standard.  The Company is in the early stages of reviewing potential projects and does not currently have any accurate cost estimates.  We anticipate being able to fund our current on-going capital projects from our operating cash flows.

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

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated
Term Note	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	Quarterly Principal Payment Amounts	Notes
Fixed Rate Note	$21.85	$23.60	6.00%	6.00%	$595,000 - $650,000	1, 2, 4
2007 Fixed Rate Note	8.12	8.80	6.00%	6.00%	$219,000 - $240,000	1, 2, 5
Variable Rate Note	0	2.10	6.00%	6.00%	$1,600,000	1, 2, 3, 5
Long-Term Revolving Note	0	10.00	6.00%	6.00%	$550,000 - $610,000	1, 2, 6, 7, 8

Notes

1 - The scheduled maturity date is April 2012

2 - Range of estimated quarterly principal payments is based on principal balances and interest rates as of September 30, 2010.

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

Subordinated Debt

As part of our construction loan agreement, we entered into three separate subordinated debt agreements totaling $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8% and 6.4825% at September 30, 2010 and 2009, respectively) and has a scheduled maturity of March 2011.  The outstanding balance of the subordinated debt has been included in our current debt maturities.  However, the subordination agreement requires the Bank to provide consent to make principal payments to the subordinated debt holders but we have not received such consent.  Interest is compounding with any unpaid interest converted to principal.  The balance outstanding on these loans was $5,525,000 as of September 30, 2010 and December 31, 2009.

Letters of Credit

We issued two letters of credit during the second quarter of 2009 in conjunction with the issuance of certain grain warehouse and distilled spirits bonds.  The letters of credit were issued in the amount of $500,000 and $250,000, respectively.

Restrictive Covenants

We are subject to a number of covenants and restrictions in connection with our credit facilities, including:

•	Providing the Bank with current and accurate financial statements;
•	Maintaining certain financial ratios including minimum net worth, working capital and fixed charge coverage ratio;
•	Maintaining adequate insurance;
•	Making, or allowing to be made, any significant change in our business or tax structure; and
•	Limiting our ability to make distributions to members.
•	Maintain a threshold of capital expenditures

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

As of September 30, 2010 we are in compliance with our loan covenants.

Industry Support

There has been no change in the repayment status of our grant from the North Dakota State Industrial Commission (totaling $275,000) during the third quarter of 2010.

North Dakota Ethanol Incentive Program

Under this program, each fiscal quarter, eligible ethanol plants may receive a production incentive based on the average North Dakota price per bushel of corn received by farmers during the quarter, as established by the North Dakota agricultural statistics service, and the average North Dakota rack price per gallon of ethanol during the quarter, as compiled by AXXIS Petroleum.  The amount is capped at $1,600,000 per plant per year up to a lifetime maximum of $10,000,000 per plant.  We did receive approximately $334,000 and $662,000 from this program during the nine months ended September 30, 2010 and 2009, respectively.  We have been informed that the funds available within this program have been exhausted for 2010, therefore we do not anticipate receiving additional funds from this program during the remainder of 2010.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory; and analysis of intangibles impairment.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 2 and Note 3 of the Notes to the unaudited condensed financial statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended September 30, 2010.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving promissory note and construction term notes which bear variable interest rates. In order to achieve a fixed interest rate on the construction loan and reduce our risk to fluctuating interest rates, we entered into an interest rate swap contract that effectively fixed the interest rate at 8.08% on approximately $27,600,000 of the outstanding principal of the construction loan.  We entered into a second interest rate swap in December 2007 and effectively fixed the interest rate at 7.695% on an additional $10,000,000 of our outstanding long-term debt.  The interest rate swaps are not designated as either a cash flow or fair value hedge.  Market value adjustments and net settlements are recorded in interest expense.  We anticipate that a hypothetical 1% change in interest rates, from those in effect on September 30, 2010, would change the fair value of our interest rate swaps by approximately $560,000.

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

As of September 30, 2010 we had approximately 991,000 bushels of corn under fixed price contracts.  These contracts were priced below current market prices so no accrual for a loss on firm purchase commitments has been recorded.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2010, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The Company signed a design-build agreement (the “Design-Build Agreement”) with Fagen, Inc. (“Fagen”) in September 2005 to design and build the plant at a total contract price of approximately $77,000,000.  The Company has remaining payments under the Design-Build Agreement of approximately $3,900,000.  This payment has been withheld pending satisfactory resolution of certain punch list items, including an issue with the coal combustor experienced during start up.  The plant was originally designed to be able to run on lignite coal.  During the first four months of operation, however, the plant experienced numerous shut downs related to running on lignite coal.  In April 2007, the Company switched to using Powder River Basin (“PRB”) coal as its fuel.  The Company and Fagen are currently engaged in mediation to resolve the issues related to the plant’s coal combustor.

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

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2010, it could negatively impact our profitability.  The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline.  This excise tax credit is set to expire on December 31, 2010.  We believe that VEETC positively impacts the price of ethanol.  On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire.  This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel.  If the portion of VEETC that benefits ethanol is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities – None.

Item 4   Removed and Reserved

Item 5.  Other Information – None.

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

RED TRAIL ENERGY, LLC

Date:	November 19, 2010	/s/ Gerald Bachmeier
Gerald Bachmeier
Chief Executive Officer

Date:	November 19, 2010	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer