Form 10-Q
period 2011-03-31
RED TRAIL ENERGY, LLC
filed 2011-05-12
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3682 Highway 8 South, P.O. Box 11, Richardton, ND 58652
(Address of principal executive offices)

(701) 974-3308
(Registrant's telephone number, including area code)

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
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 12, 2011, there were 40,193,973 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash and equivalents	$3,182,792	$9,803,566
Restricted cash	2,146,433	1,328,359
Accounts receivable, primarily related party, net	5,728,613	4,632,300
Commodities derivative instruments, at fair value	—	49,262
Inventory	8,583,461	6,396,524
Prepaid expenses	96,233	82,489
Total current assets	19,737,532	22,292,500

Property, Plant and Equipment
Land	351,280	351,280
Land improvements	3,984,703	3,984,703
Buildings	5,317,814	5,317,283
Plant and equipment	79,755,548	79,671,534
Construction in progress	1,302,584	441,897
	90,711,929	89,766,697
Less accumulated depreciation	24,697,238	23,222,053
Net property, plant and equipment	66,014,691	66,544,644

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	520,104	442,809
Deposits	40,000	40,000
Total other assets	1,165,104	1,087,809

Total Assets	$86,917,327	$89,924,953
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2011	December 31, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$6,864,971	$8,026,184
Accrued expenses	1,565,673	2,318,741
Commodities derivative instruments, at fair value	1,315,675	—
Current maturities of long-term debt	7,683,057	8,924,747
Current portion of interest rate swaps, at fair value	1,149,567	1,181,483
Total current liabilities	18,578,943	20,451,155

Long-Term Liabilities
Notes payable	25,050,158	25,770,222
Long-term portion of interest rate swaps, at fair value	258,347	524,440
Contracts payable	275,000	275,000
Total long-term liabilities	25,583,505	26,569,662

Commitments and Contingencies	—	—

Members’ Equity	42,754,879	42,904,136

Total Liabilities and Members’ Equity	$86,917,327	$89,924,953
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$31,953,093	$28,886,891

Cost of Goods Sold
Cost of goods sold	30,954,449	25,056,992
Lower of cost or market adjustment	—	20,000
Loss on firm purchase commitments	—	102,000
Total Cost of Goods Sold	30,954,449	25,178,992

Gross Profit	998,644	3,707,899

General and Administrative Expenses	676,755	640,155

Operating Income	321,889	3,067,744

Other Income (Expense)
Interest income	11,290	11,595
Other income	74,932	994,072
Interest expense	(557,368)	(1,088,919)
Total other expense, net	(471,146)	(83,252)

Net Income (Loss)	$(149,257)	$2,984,492

Basic and diluted for each:

Weighted Average Units Outstanding	40,193,973	40,193,973

Net Income (Loss) Per Unit	$—	$0.07

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income (loss)	$(149,257)	$2,984,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,475,185	1,465,526
Change in fair value of derivative instruments	1,390,676	(630,448)
Unrealized loss on firm purchase commitments	—	102,000
Noncash patronage equity	(77,295)	(117,783)
Change in assets and liabilities:
Restricted cash	(814,917)	1,263,401
Accounts receivable	(1,096,313)	387,453
Inventory	(2,186,937)	390,204
Prepaid expenses	(13,744)	(11,226)
Accounts payable	(1,161,213)	(1,341,030)
Accrued expenses	(753,068)	697,256
Cash settlements on interest rate swap	(323,748)	(361,433)
Net cash provided by (used in) operating activities	(3,710,631)	4,828,412

Cash Flows from Investing Activities
Capital expenditures	(474,991)	(95,351)
Net cash used in investing activities	(474,991)	(95,351)

Cash Flows from Financing Activities
Debt repayments	(2,431,995)	(5,357,920)
Net cash used for financing activities	(2,431,995)	(5,357,920)

Net Decrease in Cash and Equivalents	(6,617,617)	(624,859)
Cash and Equivalents - Beginning of Period	9,800,409	13,214,091
Cash and Equivalents - End of Period	$3,182,792	$12,589,232

Supplemental Disclosure of Cash Flow Information
Interest paid	$835,676	$1,153,966
Noncash Investing and Financing Activities
Assets acquired under capital lease	$470,241	$—
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2011

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended December 31, 2010, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the nine month fiscal year ending September 30, 2011.

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

Fair Value of Financial Instruments
The fair value of the Company's cash and equivalents, accounts receivable, accounts payable, and derivative instruments, including interest rate swap agreements, approximate their carrying value. The Company evaluated the fair value of its long-term debt at March 31, 2011 and December 31, 2010 and the fair value approximated the carrying value (see Note 5 for additional information).

The Company follows accounting guidance related to accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis and for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

Net Income (Loss) Per Unit
Net income (loss) per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2011

period. There were no member unit equivalents outstanding during the periods presented; accordingly, the Company's basic and diluted net income (loss) per unit are the same.

Reclassifications
The presentation of certain items in the financial statements for December 31, 2010 and the three months ended March 31, 2010 have been changed to conform to the classifications used in 2011. The reclassifications had no effect on members' equity, net income (loss) or operating cash flows as previously reported.

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

As of:	March 31, 2011 (unaudited)				December 31, 2010
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	203	1,015,000	bushels	$(1,315,675)	237	1,185,000	bushels	$49,262
Total fair value				$(1,315,675)				$49,262
Amounts are recorded separately on the balance sheet - negative numbers represent liabilties

Interest Rate Contracts

The Company had approximately $26.8 million and $27.7 million of notional amount outstanding in interest rate swap agreements, as of March 31, 2011 and December 31, 2010, respectively that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At March 31, 2011 and December 31, 2010, the fair value of the interest rate swaps totaled approximately $1.4 million and $1.7 million, respectively, and are recorded as a liability on the balance sheets. These agreements are not designated as effective hedges for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense. The swaps mature in April 2012.

The Company recorded net settlements of approximately $324,000 and $361,000 for the three months ended March 31, 2011 and 2010, respectively. See Note 4 for a description of these agreements.

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2011 and December 31, 2010:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2011

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2011 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$1,315,675
Interest rate swaps, at fair value	—	1,407,914
Total derivatives not designated as hedging instruments for accounting purposes	$—	$2,723,589

Balance Sheet - as of December 31, 2010	Asset	Liability
Commodity derivative instruments, at fair value	$49,262	$—
Interest rate swaps, at fair value	—	1,705,923
Total derivatives not designated as hedging instruments for accounting purposes	$49,262	$1,705,923

Statement of Operations Income/(expense)	Amount of gain(loss) recognized in income during the three months ended March 31, 2011 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2010 (unaudited)
Corn derivative instruments	$(2,258,864)	$140,832
Ethanol derivative instruments	—	1,487,829
Interest rate swaps	(25,739)	(323,614)
Total	$(2,284,603)	$1,305,047

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of March 31, 2011 and December 31, 2010 were as follows:

As of	March 31, 2011 (unaudited)	December 31, 2010
Raw materials, including corn, chemicals and supplies	$5,157,370	$3,531,671
Work in process	1,100,409	907,967
Finished goods, including ethanol and distillers grains	1,467,860	1,180,857
Spare parts	857,822	776,029
Total inventory	$8,583,461	$6,396,524

Lower of cost or market adjustments for the three months ended March 31, 2011 and 2010 were as follows:

	For the three months ended March 31, 2011 (unaudited)	For the three months ended March 31, 2010 (unaudited)
Loss on firm purchase commitments	$—	$102,000
Loss on lower of cost or market adjustment for inventory on hand	—	20,000
Total loss on lower of cost or market adjustments	$—	$122,000

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2011

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract price approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2011, we had approximately 1,233,000 bushels of corn under fixed price contracts. These contracts were priced below current market prices so no accrual for a loss on firm purchase commitments has been recorded as of March 31, 2011.

The Company recorded a loss on firm purchase commitments of approximately $102,000 for the three month period ended March 31, 2010. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $0 and $20,000 for the three months ended March 31, 2011 and 2010, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment for inventory on hand” on the statement of operations.

4. BANK FINANCING

As of	March 31, 2011 (unaudited)	December 31, 2010
Notes payable under loan agreement to bank	$26,841,582	$29,160,099
Subordinated notes payable	5,525,000	5,525,000
Capital lease obligations (Note 6)	366,633	9,870
Total Long-Term Debt	32,733,215	34,694,969
Less amounts due within one year	7,683,057	8,924,747
Total Long-Term Debt Less Amounts Due Within One Year	$25,050,158	$25,770,222

Market value of interest rate swaps	1,407,914	1,705,923
Less amounts due within one year	1,149,567	1,151,483
Total Interest Rate Swaps Less Amounts Due Within One Year	$258,347	$554,440

Scheduled maturities for the twelve months ending March 31
		Long-term debt	Totals

2011	$1,149,567	$7,683,057	$8,832,624
2012	258,347	25,046,451	25,304,798
2013	—	3,154	3,154
2014	—	553	553
Thereafter	—	—	—
Total	$1,407,914	$32,733,215	$34,141,129

As of March 31, 2011, the Company was in compliance with all of its debt covenants. For the quarter ended March 31, 2011, the Bank provided the Company with approval to exceed the capital expenditure threshold per the loan agreement for capital improvements to the Plant.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2011

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

Interest Expense	For the three months ended March 31, 2011 (unaudited)	For the three months ended March 31, 2010 (unaudited)
Interest expense on long-term debt	$531,630	$765,305
Change in fair value of interest rate swaps	(298,010)	(37,819)
Net settlements on interest rate swaps	323,748	361,433
Total interest expense	$557,368	$1,088,919

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2011

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively. Money market funds shown below are included in cash and equivalents on the balance sheet.

			Fair Value Measurement Using
March 31, 2011			Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$1,315,675	$1,315,675	$1,315,675	$—	$—
Interest rate swaps	1,407,914	1,407,914	—	1,407,914	—
Total	$2,723,589	$2,723,589	$1,315,675	$1,407,914	$—

			Fair Value Measurement Using
December 31, 2010			Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$49,262	$49,262	$49,262	$—	$—
Liabilities
Interest rate swaps	$1,705,923	$1,705,923	$—	$1,705,923	$—

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at March 31, 2011 and December 31,

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2011

2010 approximated the carrying value of approximately $32.7 and $34.7 million, respectively. Fair value was estimated using estimated variable market interest rates as of March 31, 2011 and December 31, 2010. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through June 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $141,000 and $130,000 for the three months ended March 31, 2011 and 2010, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	March 31, 2011 (unaudited)	December 31, 2010
Equipment	$485,503	$12,976
Accumulated amortization	4,542	3,893
Net equipment under capital lease	$480,961	$9,083

At March 31, 2011, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

	Operating Leases	Capital Leases
2011	$526,869	$201,094
2012	392,760	184,616
2013	31,200	3,354
2014	31,200	838
2015	7,800	—
Thereafter	—	—
Total minimum lease commitments	$989,829	389,902
Less amount representing interest		23,269
Present value of minimum lease commitments included in liabilities on the balance sheet		$366,633

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2011, the Company had various fixed price contracts for the purchase of approximately 1,233,000 bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $7.6 million related to the 1,233,000 bushels under contract.

Construction in progress

The Company had construction in progress of approximately $1,300,000 at March 31, 2011 relating to two capital projects: One being flue gas recirculation project and the other being improvements to the plant's water filtration system. The Company anticipates that both of these projects will be completed in the 2nd quarter of 2011 for a total combined cost of approximately $1,500,000.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2011

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include Unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements are as follows:

	March 31, 2011 (unaudited)	December 31, 2010
Balance Sheet
Accounts receivable	$5,004,557	$3,821,873
Accounts payable	336,490	725,184

	For the three months ended March 31, 2011 (unaudited)	For the three months ended March 31, 2010 (unaudited)
Statement of Operations
Revenues	$27,496,254	$22,964,373
Cost of goods sold	659,979	864,837
General and administrative	29,173	49,898

Inventory Purchases	$3,175,819	$1,325,545

9.     UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol and distillers grains and by the cost at which it is able to purchase corn for operations. The price of ethanol is influenced by factors such as prices of supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended March 31, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Forward Looking Statements

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

• national, state or local energy policy - examples include legislation already passed such as the California low-carbon fuel standard as well as potential legislation in the form of carbon cab and trade;

• federal and state ethanol tax incentives;
• legislation mandating the use of ethanol or other oxygenate additives;
• environmental laws and regulations that apply to our plant operations and their enforcement; or
• reduction or elimination of tariffs on foreign ethanol.
•	Changes and advances in ethanol production technology; and
•	Competition from alternative fuels and alternative fuel additivies.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our statements of operations for the three months ended March 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$31,953,093	100.0	$28,886,891	100.0
Cost of Goods Sold	30,954,449	96.9	25,178,992	87.2
Gross Profit	998,644	3.1	3,707,899	12.8
General and Administrative	676,755	2.1	640,155	2.2
Operating Income	321,889	1.0	3,067,744	10.6
Other Expense	(471,146)	(1.5)	(83,252)	(0.3)
Net Income (Loss)	$(149,257)	(0.5)	$2,984,492	10.3
The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2011 and 2010.

	Three Months ended March 31, 2011	Three Months ended March 31, 2010
Production:
Ethanol sold (gallons)	11,374,611	14,249,125
Dried distillers grains sold (tons)	21,449	34,516
Modified distillers grains sold (tons)	20,713	20,215

Revenues:
Ethanol average price per gallon	$2.31	$1.67
Dried distillers grains average price per ton	$169.78	$108.78
Modified distillers grains average price per ton	$90.72	$57.52

Primary Inputs:
Corn ground (bushels)	4,073,559	5,145,835

Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.25	$3.54

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.103	$0.079
Denaturant cost per gallon of ethanol sold	$0.047	$0.044
Electricity cost per gallon of ethanol sold	$0.055	$0.045
Direct Labor cost per gallon of ethanol sold	$0.044	$0.034

We experienced a decrease in the gallons of ethanol sold in the three month period ended March 31, 2011 as compared to the same period in 2010. We sold 11,374,611 gallons of ethanol during the three month period ended March 31, 2011 compared to 14,249,125, for the same three month period ending in 2010. The primary reason for this decrease was due to fewer gallons of ethanol produced in 2011 due to experiencing mechanical difficulties at the plant. We expect to remedy the mechanical difficulties, which required a reduced production rate, during our spring maintenance shutdown scheduled for April 2011. The average price we sold our ethanol at was $2.31 and $1.67 for the three month period ending March 31, 2011 and 2010, respectively.

We experienced a corresponding decrease in the amount of distillers grains sold in the three month period ended March 31, 2011 as compared to the same period in 2010. We sold 21,449 and 34,516 tons of dried distillers grains during the three month period ended March 31, 2011 and 2010, respectively. The average price per ton of dried distillers grains was $168.78 and $108.78 for the three month period ending March 31, 2011 and 2010, respectively. We also sold 20,713 and 20,215 tons of wet distillers grains during the three month period ended March 31, 2011 and 2010, respectively. The average price per ton of wet distillers grains was $90.72 and $57.52 for the three month period ending March 31, 2011 and 2010, respectively.

We also experienced a 20.8% decrease in the amount of corn ground during the three month period ending March 31, 2011 as compared to the same period in 2010. Our average price per bushel of corn ground was $6.25 for the quarter ended March 31, 2011 compared to $3.54 for the quarter ended March 31, 2010.

In the event that we further decrease our production of ethanol, our production of distillers grains would also decrease accordingly. Such a decrease in our volume of production of ethanol and distillers grains would likely result in lower revenues. However, if we decreased production, we would require a corresponding decreased quantity of corn and coal, thereby lowering our costs of good sold. Therefore, the effect of a decrease in our product volume would be largely dependent on the market prices of the products we produce and the inputs we use to produce our products at the time of such a production decrease. We anticipate reducing production only if industry margins become unfavorable or we continue to experience mechanical difficulties in operating the plant.

For the three months ended March 31, 2011, we received approximately 82% of our revenue from the sale of fuel ethanol and approximately 18% of our revenue from the sale of distillers grains. Our revenue from ethanol increased during the three months ended March 31, 2011 compared to the same period in 2010, as a result of increased ethanol prices. During the three months ended March 31, 2011, we experienced a increasing trend in the price we received for our ethanol. Higher ethanol prices have been met with historically high prices of corn which has placed pressure on our operating margins. If the price of ethanol and our revenues are outpaced by rising corn prices, management believes our operating margins will be pressured downward, which could significantly affect our liquidity.

There have been a number of recent developments in legislation that may impact the ethanol industry and our revenues. One such development concerns the federal Renewable Fuels Standard (RFS). The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year. In February 2010, the EPA issued new regulations governing the RFS. These new regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.

In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline. VEETC was renewed until December 31, 2011. If this tax credit is not renewed before the end of 2011, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market due to reduced discretionary blending of ethanol. Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline.

In addition to the tax incentives, United States ethanol production is also benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.The 54 cent per gallon tariff was recently extended until December 31, 2011. If this tariff is eliminated, it could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Cost of Goods Sold

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 96.9% for the three months ended March 31, 2011 as compared to 87.2% for the same period in 2010. This increase in cost of goods sold as a percentage of revenues was primarily the result of a change in corn prices and ethanol prices for the three months ended March 31, 2011 as compared to the same period in 2010. This change in corn prices also affected the net unrealized and realized gains and losses from corn derivatives for the three months ended March 31, 2011. We had realized and unrealized losses from corn derivatives of approximately $2,258,900, for the three months ended March 31, 2011, compared to realized and unrealized gains of approximately $140,800 for the three months ended March 31, 2010. The effect of the derivative instruments on gross margin, had the Company not entered into these contracts, would be to increase gross margin from 3.1% to 10.2% at March 31, 2011. The impact on gross margin for the three months ended March 31, 2010 would be to reduce gross margin from 12.8% to 12.3%.

Corn Costs

Competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, or quality of local corn for the plant. The cost of corn is the highest input to the plant and these uncertainties could dramatically affect our expected input cost. During the three month period ended March 31, 2011, corn prices fluctuated significantly and we expect continued volatility in corn prices for the rest of our fiscal year which could impact our cost of goods sold. The growing number of operating ethanol plants nationwide is also expected to increase the demand for corn. This increase will likely drive the price of corn upwards in our market impacting our ability to operate profitably.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases and sales. At March 31, 2011 we have forward corn purchase contracts for various delivery periods through December 2011 for a total commitment of approximately $7,606,000. Our corn derivatives are projected to settle through December 2011.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. This arrangement helps us to mitigate price volatility in the coal market. Our coal costs remained steady during the first quarter of 2011 compared to the first quarter of 2010. Our coal contract is up for renewal in December 2011.

General and Administrative Expenses

Our operating expenses as a percentage of revenues were 2.1% for the three months ended March 31, 2011 compared to 2.2% in the same period of 2010. Operating expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual general and administrative expenses of approximately $36,000 for the three month period ended March 31, 2011 as compared to the same period in 2010. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2011 fiscal year.

Operating Income

Our income from operations for the three months ended March 31, 2011 was approximately 1.0% of our revenues compared to an operating income of 10.6% for the same period in 2010. The decrease in our operating income for the three month period ended March 31, 2011 was primarily due to mechanical difficulties requiring the plant to operate at a reduced production rate and subsequently lost margin. Operating income was also negatively impacted by realized and unrealized losses in commodity derivative instruments which resulted in a higher cost of goods sold.

Other Expense

Our other expense for the three months ended March 31, 2011 was 1.5% of our revenues compared to other expense of 0.3% of revenues for the same period in 2010. Our other expense for the three month period ended March 31, 2011 and 2010 consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended March 31, 2011

Current Assets. Our accounts receivable were higher at March 31, 2011 compared to December 31, 2010 due to the majority of our receivables being sales of ethanol which was at a higher price per gallon in 2011 compared to 2010. The value of our inventory was higher at March 31, 2011 compared to December 31, 2010 primarily because corn and ethanol prices were higher at March 31, 2011. Our inventory is valued at the lesser of our cost associated with the our inventory or the market value of our inventory. When corn and ethanol prices increase, it results in a larger value being attributed to our inventory, even if the amount of ethanol and corn that we are holding in inventory is comparable. The amount we had in our restricted commodity derivatives margin account was higher at March 31, 2011 compared to December 31, 2010 because we were required to hold more cash to offset unrealized losses on our risk management positions. Our prepaid expenses were higher at March 31, 2011 compared to December 31, 2010 because of an insurance premium we paid in March 2011 for coverage in April 2011.

Property and Equipment. The net value of our property and equipment was lower at March 31, 2011 compared to December 31, 2010 primarily as a result of increases in our accumulated depreciation. The increase in our construction in progress at March 31, 2011 compared to December 31, 2010 was primarily due to work on a flue gas recirculation capital project and a water treatment capital project.

Other Assets. Our other assets were higher at March 31, 2011 compared to December 31, 2010 due to patronage equity we received during the first three months of our 2011 fiscal year.

Current Liabilities. Our accounts payable were lower at March 31, 2011 compared to December 31, 2010 due primarily to some corn suppliers requesting deferred payments at December 31, 2010 with these payments subsequently made during the three months ended March 31, 2011. The liability associated with our derivative instruments was significantly higher at March 31, 2011 compared to December 31, 2010 due to positions held with unrealized losses.

Long-term Liabilities. Our long-term liabilities were lower at March 31, 2011 compared to December 31, 2010 due to our normal amortizing principal payment and also a one time principal payment relating to payments which had been suspended in 2009.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We do not anticipate seeking additional equity or debt financing during our 2011 fiscal year. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the beginning of our 2010 fiscal year, we were able to reduce our reliance on our revolving lines of credit. This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit. However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.

The following table shows cash flows for the three months ended March 31, 2011 and 2010:

	2011	2010
Net cash provided by (used for) operating activities	$(3,710,631)	$4,828,412
Net cash used in investing activities	(474,991)	(95,351)
Net cash used for financing activities	(2,431,995)	(5,357,920)
Net decrease in cash	$(6,617,617)	$(624,859)

Cash and cash equivalents, end of period	$3,182,792	$12,589,232

Cash Flow from Operations

Cash used for operating activities was $3,710,631 for the three months ended March 31, 2011 as compared to $4,828,412 cash provided by operating activities for the three months ended March 31, 2010. Our net loss from operations for the three months ended March 31, 2011 was $149,257 as compared to net income of $2,984,492 for the same period in 2010. In addition to the change in net income, higher ethanol and corn prices both contributed to significantly higher accounts receivable and inventory balances as of March 31, 2011.

Cash Flow From Investing Activities

We experienced a significant increase in cash used in investing activities for the three month period ended March 31, 2011 compared to the same period in 2010. Cash used in investing activities was $474,991 for the three months ended March 31, 2011 as compared to $95,351 for the same period in 2010. All of the cash used in investing activities in both 2011 and 2010 was for capital expenditures.

Cash Flow from Financing Activities

We had a decrease in cash used for financing activities for the three month period ended March 31, 2011 as compared to the same period in 2010. Cash used for financing activities was $2,431,995 for the three months ended March 31, 2011. This cash flow is payment on our long term debt.

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
Capital Expenditures

The Company currently has two capital projects in progress with approximately $1,3,000,000 incurred as of March 31, 2011. One of these projects is a flue gas recirculation project and the other being improvements to the plant's water treatment system. We anticipate the completion of these projects to occur in the second quarter of 2011 at an estimated total cost of $1,500,000 . The majority of these expenditures have been funded as of March 31, 2011 and we anticipate being able to fund the balance of these capital projects from our operating cash flows.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $7,000,000 available with a maturity date of June 2011. There were no amounts drawn on this line-of-credit as of March 31, 2011.

Long-Term Debt Sources

Our primary debt instruments are with First National Bank of Omaha (the “Bank”) and have a scheduled maturity date of April 2012. These debt instruments include fixed and variable rate notes. The following table summarizes our long-term debt instruments with the Bank.

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated
Term Note	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	Quarterly Principal Payment Amounts	Notes
Fixed Rate Note	$19.6	$21.30	6.00%	6.00%	$595,000 - $650,000	1, 2, 4
2007 Fixed Rate Note	7.3	7.90	6.00%	6.00%	$219,000 - $240,000	1, 2, 5
Variable Rate Note	—	—	6.00%	6.00%	$1,600,000	1, 2, 3, 5
Long-Term Revolving Note	—	—	6.00%	6.00%	$550,000 - $610,000	1, 2, 6, 7, 8

Notes

1 - The scheduled maturity date is April 2012

2 - Range of estimated quarterly principal payments is based on principal balances and interest rates as of March 31, 2011.

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

Subordinated Debt

As part of our construction loan agreement, we entered into three separate subordinated debt agreements totaling $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8% at March 31, 2011 and 2010). Per the terms of the Mediated Settlement Agreement (the Agreement) the Company entered into in November 2010 with two parties holding subordinated debt agreements with the Company, interest on $4,000,000 of the subordinated debt continues to accrue subsequent to the date of the Agreement but is only due and payable if we fail to pass the Qualified Emissions Test as defined in the Agreement. The Company anticipates the Qualified Emissions Testing period to take place in the current fiscal year. Interest on the remaining $1,525,000 of subordinated debt is due and payable on a quarterly basis with a principal maturity date of April 16, 2012. The balance outstanding on all subordinated debt was $5,525,000 as of March 31, 2011 and December 31, 2010.

Letters of Credit

We issued two letters of credit in 2009 in conjunction with the issuance of certain grain warehouse and distilled spirits bonds. The letters of credit were issued in the amount of $500,000 and $250,000, respectively. The letters of credit are subject to a 2.5% quarterly commitment fee. The letters of credit remain outstanding at March 31, 2011.

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

As of March 31, 2011 we are in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2011, but as of March 31, 2011 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory; and analysis of intangibles impairment.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2011.

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

As of March 31, 2011 we had approximately 1,233,000 bushels of corn under fixed price contracts.  These contracts were priced below current market prices so no accrual for a loss on firm purchase commitments has been recorded.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates from holding revolving lines of credit and subordinated debt which bear variable interest rates. The interest rate on our senior debt has effectively been set at a fixed rate with the use of underlying interest rate swap agreements. As of March 31, 2011, we did not have any amounts drawn on our revolving lines of credit that exposes us to interest rate risk. Our subordinated debt bears variable interest rates and we had $5,525,000 outstanding in variable rate subordinated debt as of March 31, 2011. We anticipate that a hypothetical 1% change in the interest rate on our subordinated debt, from the rate in effect on March 31, 2011, would cause an adverse change to our income in the amount of approximately $44,200.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2011, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

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

Risks Relating to Our Business

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit is set to expire on December 31, 2011. We believe that VEETC positively impacts the price of ethanol. If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

The price of distillers grains may decline as a result of China's antidumping investigation of distillers grains originating in the United Sates. Estimates indicate that as much as 10 to 15 percent of the distillers grains produced in the United States will be exported to China in the coming year. However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce. If producers and exporters of distillers grains are subjected to trade barriers when selling distillers grains to Chinese customers there may be a reduction in the price of distillers grains in the United States. Declines in the price we receive for our distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 12, 2011	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2011	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)