Form 10-Q
period 2011-06-30
RED TRAIL ENERGY, LLC
filed 2011-08-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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
☒ Yes     ☐ No

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

As of August 15, 2011, there were 40,193,973 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash and equivalents	$2,413,336	$9,803,566
Restricted cash	750,000	1,328,359
Accounts receivable, primarily related party	5,921,771	4,498,101
Other receivables	1,155,674	134,199
Commodities derivative instruments, at fair value	70,757	49,262
Inventory	11,066,667	6,396,524
Prepaid expenses	94,659	82,489
Total current assets	21,472,864	22,292,500

Property, Plant and Equipment
Land	351,280	351,280
Land improvements	3,984,703	3,984,703
Buildings	5,317,814	5,317,283
Plant and equipment	80,669,273	79,671,534
Construction in progress	540,422	441,897
	90,863,492	89,766,697
Less accumulated depreciation	26,180,868	23,222,053
Net property, plant and equipment	64,682,624	66,544,644

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	520,104	442,809
Deposits	40,000	40,000
Total other assets	1,165,104	1,087,809

Total Assets	$87,320,592	$89,924,953
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2011	December 31, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$6,409,713	$8,026,184
Accrued expenses	4,666,917	2,318,741
Accrued loss on firm purchase commitments	34,000	—
Current maturities of long-term debt	31,696,144	8,924,747
Current portion of interest rate swaps, at fair value	1,135,259	1,181,483
Total current liabilities	43,942,033	20,451,155

Long-Term Liabilities
Notes payable	134,806	25,770,222
Long-term portion of interest rate swaps, at fair value	—	524,440
Contracts payable	275,000	275,000
Total long-term liabilities	409,806	26,569,662

Commitments and Contingencies	—	—

Members’ Equity	42,968,753	42,904,136

Total Liabilities and Members’ Equity	$87,320,592	$89,924,953
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$35,142,332	$22,518,058	$67,095,425	$51,404,949

Cost of Goods Sold
Cost of goods sold	34,572,112	21,980,924	65,526,561	47,057,918
Lower of cost or market inventory adjustment	259,000	—	259,000	—
(Gain)/Loss on firm purchase commitments	34,000	(42,000)	34,000	60,000
Total Cost of Goods Sold	34,865,112	21,938,924	65,819,561	47,117,918

Gross Profit	277,220	579,134	1,275,864	4,287,031

General and Administrative Expenses	617,908	586,172	1,294,663	1,226,327

Operating Income (Loss)	(340,688)	(7,038)	(18,799)	3,060,704

Other Income (Expense)
Interest income	19,332	6,605	30,622	37,297
Other income	1,080,824	285	1,155,756	975,260
Interest expense	(545,593)	(773,439)	(1,102,961)	(1,862,357)
Total other income (expense), net	554,563	(766,549)	83,417	(849,800)

Net Income (Loss)	$213,875	$(773,587)	$64,618	$2,210,904

Basic and diluted for each:

Weighted Average Units Outstanding	40,193,973	40,193,973	40,193,973	40,193,973

Net Income (Loss) Per Unit	$—	$(0.02)	$—	$0.06

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$64,618	$2,210,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,958,815	2,903,316
Change in fair value of derivative instruments	37,851	(81,459)
Lower of cost or market inventory adjustment	259,000	—
Unrealized loss on firm purchase commitments	34,000	60,000
Noncash patronage equity	(77,295)	(117,783)
Change in operating assets and liabilities:
Restricted cash	578,359	1,373,174
Accounts receivable	(1,423,670)	(37,177)
Other receivables	(1,021,475)	—
Inventory	(4,929,143)	1,061,248
Prepaid expenses	(12,171)	26,241
Other assets	—	33,867
Accounts payable	(1,616,471)	(849,615)
Accrued expenses	2,348,176	496,066
Cash settlements on interest rate swap	(630,010)	(708,657)
Net cash provided by (used in) operating activities	(3,429,416)	6,370,125

Cash Flows from Investing Activities
Capital expenditures	(626,554)	(336,293)
Net cash used in investing activities	(626,554)	(336,293)

Cash Flows from Financing Activities
Debt repayments	(3,334,260)	(13,791,207)
Net cash used for financing activities	(3,334,260)	(13,791,207)

Net Decrease in Cash and Equivalents	(7,390,230)	(7,757,375)
Cash and Equivalents - Beginning of Period	9,803,566	13,214,091
Cash and Equivalents - End of Period	$2,413,336	$5,456,716

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,594,670	$2,235,525
Noncash Investing and Financing Activities
Assets acquired under capital lease	$470,241	$—
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2011

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

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011.

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

Reclassifications

The presentation of certain items in the financial statements for the year ended December 31, 2010 for the three and six month periods ended June 30, 2010 have been changed to conform to the classifications used in 2011. The reclassifications had no effect on members' equity, net income (loss) or operating cash flows as previously reported.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2011

As of:	June 30, 2011 (unaudited)				December 31, 2010
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	10	50,000	bushels	$70,757	237	1,185,000	bushels	$49,262
Total fair value				$70,757				$49,262
Amounts are recorded separately on the balance sheet - negative numbers represent liabilties

Interest Rate Contracts

The Company had approximately $26.0 million and $27.7 million of notional amount outstanding in interest rate swap agreements, as of June 30, 2011 and December 31, 2010, respectively, that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At June 30, 2011 and December 31, 2010, the fair value of the interest rate swaps totaled approximately $1.1 million and $1.7 million, respectively, and are recorded as a liability on the balance sheets. These agreements are not designated as effective hedges for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense. The swaps mature in April 2012.

The Company recorded net settlements of approximately $630,000 and $709,000 for the six months ended June 30, 2011 and 2010, respectively. See Note 4 for a description of these agreements.

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2011 and December 31, 2010:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2011 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$70,757	$—
Interest rate swaps, at fair value	—	1,135,259
Total derivatives not designated as hedging instruments for accounting purposes	$—	$1,135,259

Balance Sheet - as of December 31, 2010	Asset	Liability
Commodity derivative instruments, at fair value	$49,262	$—
Interest rate swaps, at fair value	—	1,705,923
Total derivatives not designated as hedging instruments for accounting purposes	$49,262	$1,705,923

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended June 30, 2011 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2010 (unaudited)	Amount of gain (loss) recognized in income during the six months ended June 30, 2011	Amount of gain (loss) recognized in income during the six months ended June 30, 2010
Corn derivative instruments	Cost of Goods Sold	$690,998	$(296,759)	$(1,567,866)	$(155,927)
Ethanol derivative instruments	Revenue	—	513,127	—	2,000,956
Interest rate swaps	Interest Expense	(36,320)	163,991	(62,059)	201,811
Total		$654,678	$380,359	$(1,629,925)	$2,046,840

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2011

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of June 30, 2011 and December 31, 2010 were as follows:

As of	June 30, 2011 (unaudited)	December 31, 2010
Raw materials, including corn, chemicals and supplies	$6,885,179	$3,531,671
Work in process	1,155,045	907,967
Finished goods, including ethanol and distillers grains	2,100,523	1,180,857
Spare parts	925,920	776,029
Total inventory	$11,066,667	$6,396,524

Lower of cost or market adjustments for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the three months ended June 30, 2011 (unaudited)	For the three months ended June 30, 2010 (unaudited)	For the six months ended June 30, 2011 (unaudited)	For the six months ended June 30, 2010 (unaudited)
(Gain)/Loss on firm purchase commitments	$34,000	$(42,000)	$34,000	$60,000
Loss on lower of cost or market adjustment for inventory on hand	259,000	—	259,000	—
Total loss on lower of cost or market adjustments	$293,000	$(42,000)	$293,000	$60,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract price approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2011, the average price of corn purchased under fixed price contracts, that had not yet been delivered, was slightly higher than market price. Based on this information, the Company accrued an estimated loss on firm purchase commitments of $34,000 for the three months ended June 30, 2011. The Company recorded a recovery on firm purchase commitments of $42,000 for the three month period ended June 30, 2010. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $259,000 and $0 for the three months ended June 30, 2011 and 2010, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statement of operations.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2011

4. BANK FINANCING

As of	June 30, 2011 (unaudited)	December 31, 2010
Notes payable under loan agreement to bank	$25,984,466	$29,160,099
Subordinated notes payable	5,525,000	5,525,000
Capital lease obligations (Note 6)	321,484	9,870
Total Long-Term Debt	31,830,950	34,694,969
Less amounts due within one year	31,696,144	8,924,747
Total Long-Term Debt Less Amounts Due Within One Year	$134,806	$25,770,222

Market value of interest rate swaps	1,135,259	1,705,923
Less amounts due within one year	1,135,259	1,181,483
Total Interest Rate Swaps Less Amounts Due Within One Year	$—	$524,440

Scheduled maturities for the twelve months ending June 30
	Interest rate swaps	Long-term debt	Totals

2012	$1,135,259	$31,696,144	$32,831,403
2013	—	131,862	131,862
2014	—	2,944	2,944
2015	—	—	—
Thereafter	—	—	—
Total	$1,135,259	$31,830,950	$32,966,209

As of June 30, 2011, the Company was in compliance with all of its debt covenants.

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

The interest rate swaps were not designated as either a cash flow or fair value hedge. Fair value adjustments and net settlements are recorded in interest expense within the statement of operations.

Interest Expense	For the three months ended June 30, 2011 (unaudited)	For the three months ended June 30, 2010 (unaudited)	For the six months ended June 30, 2011 (unaudited)	For the six months ended June 30, 2010 (unaudited)
Interest expense on long-term debt	$509,273	$590,197	$1,040,903	$1,355,511
Change in fair value of interest rate swaps	(269,942)	(163,991)	(567,952)	(201,811)
Net settlements on interest rate swaps	306,262	347,233	630,010	708,657
Total interest expense	$545,593	$773,439	$1,102,961	$1,862,357

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2011

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2011	Fair Value as of June 30, 2011	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$70,757	$70,757	$70,757	$—	$—
Liabilities
Interest rate swaps	$1,135,259	$1,135,259	$—	$1,135,259	$—

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2010	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$49,262	$49,262	$49,262	$—	$—
Liabilities
Interest rate swaps	$1,705,923	$1,705,923	$—	$1,705,923	$—

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at June 30, 2011 and December 31, 2010 approximated the carrying value of approximately $31.8 and $34.7 million, respectively. Fair value was estimated using estimated variable market interest rates as of December 31, 2010. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through June 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $141,000 and $282,000 for the three and six months ended June 30, 2011, respectively and $130,000 and $260,000 for the three and six months ended June 30, 2010, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2011

As of	June 30, 2011 (unaudited)	December 31, 2010
Equipment	$483,217	$12,976
Less accumulated amortization	(5,190)	(3,893)
Net equipment under capital lease	$478,027	$9,083

At June 30, 2011, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

	Operating Leases	Capital Leases
2012	$519,154	$201,094
2013	277,740	135,181
2014	31,200	3,075
2015	31,200	—
Thereafter	—	—
Total minimum lease commitments	$859,294	339,350
Less amount representing interest		(17,866)
Present value of minimum lease commitments included in liabilities on the balance sheet		$321,484

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2011, the Company had various fixed price contracts for the purchase of approximately 2,791,000 bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $19.0 million related to the 2,791,000 bushels under contract.

Construction in progress

The Company had construction in progress of approximately $540,000 at June 30, 2011 relating to two capital projects: One being improvements to the plant's water filtration system and the other being replacement of the plant's bin sweeps. The Company anticipates that both of these projects will be completed during the third quarter of 2011 for a total combined cost of approximately $750,000.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include Unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements are as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2011

			June 30, 2011 (unaudited)	December 31, 2010
Balance Sheet
Accounts receivable			$5,156,891	$3,821,873
Accounts payable			515,291	725,184

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011 (unaudited)	For the six months ended June 30, 2010 (unaudited)
Statement of Operations
Revenues	$30,241,823	$18,584,502	$57,738,077	$41,548,875
Cost of goods sold	925,311	754,815	1,585,290	1,619,652
General and administrative	12,483	64,716	41,656	114,614

Inventory Purchases	$1,696,336	$1,005,698	$4,872,155	$2,331,243

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

10. SUBSEQUENT EVENTS

In July 2011 the Company entered into an equity grant agreement with its Chief Financial Officer for the receipt of 100,000 units. The units will be issued based on a five year vesting schedule with the first units awarded on October 1, 2011. Compensation expense related to this award will be recognized over the period of service related to the units. No compensation expense relating to this equity grant agreement was accrued or incurred for the six months ended June 30, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended June 30, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our statements of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011 (Unaudited)		Three Months Ended June 30, 2010 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$35,142,332	100.00	$22,518,058	100.00
Cost of Goods Sold	34,865,112	99.21	21,938,924	97.43
Gross Profit	277,220	0.79	579,134	2.57
General and Administrative Expenses	617,908	1.76	586,172	2.60
Operating Income (Loss)	(340,688)	(0.97)	(7,038)	(0.03)
Other Income (Expense)	554,563	1.58	(766,549)	(3.40)
Net Income (Loss)	$213,875	0.61	$(773,587)	(3.44)

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2011 and 2010.

	Three Months ended June 30, 2011	Three Months ended June 30, 2010
Production:
Ethanol sold (gallons)	11,700,138	12,717,484
Dried distillers grains sold (tons)	25,120	32,970
Modified distillers grains sold (tons)	12,618	11,274

Revenues:
Ethanol average price per gallon	$2.52	$1.48
Dried distillers grains average price per ton	$181.02	$95.23
Modified distillers grains average price per ton	$91.60	$49.23

Primary Inputs:
Corn ground (bushels)	4,245,685	4,660,800

Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.88	$3.41

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.096	$0.079
Denaturant cost per gallon of ethanol sold	$0.057	$0.048
Electricity cost per gallon of ethanol sold	$0.055	$0.048
Direct Labor cost per gallon of ethanol sold	$0.045	$0.039

Revenue

We experienced a decrease in the gallons of ethanol sold in the three month period ended June 30, 2011 as compared to the same period in 2010. We sold 11,700,138 gallons of ethanol during the three month period ended June 30, 2011 compared to 12,717,484, for the same three month period ending in 2010. The primary reason for this decrease was due to fewer gallons of ethanol produced in 2011 due to down time associated with bringing the Plant's alternative fuel burning capital project online. This project was completed in late April and early May and the plant has been successfully burning alternative fuel in addition to coal as a fuel source since that time. The average price we sold our ethanol at was $2.52 and $1.48 for the three month period ending June 30, 2011 and 2010, respectively.

We experienced a corresponding decrease in the amount of distillers grains sold in the three month period ended June 30, 2011 as compared to the same period in 2010. We sold 25,120 and 32,970 tons of dried distillers grains during the three month period ended June 30, 2011 and 2010, respectively. The average price per ton of dried distillers grains was $181.02 and $95.23 for the three month period ending June 30, 2011 and 2010, respectively. We also sold 12,618 and 11,274 tons of modified distillers grains during the three month period ended June 30, 2011 and 2010, respectively. The average price per ton of modified distillers grains was $91.60 and $49.23 for the three month period ending June 30, 2011 and 2010, respectively.

We also experienced a 8.9% decrease in the amount of corn ground during the three month period ending June 30, 2011 as compared to the same period in 2010. Our average price per bushel of corn ground was $6.88 for the quarter ended June 30, 2011 compared to $3.41 for the quarter ended June 30, 2010.

In the event that we further decrease our production of ethanol, our production of distillers grains would decrease accordingly. Such a decrease in our volume of production of ethanol and distillers grains would likely result in lower revenues. However, if we decreased production, we would require a corresponding decreased quantity of corn and coal, thereby lowering our costs of good sold. Therefore, the effect of a decrease in our revenue would be largely dependent on the market prices of the products we produce and the inputs we use to produce our products at the time of such a production decrease. We anticipate reducing production only if industry margins become unfavorable or we experience mechanical difficulties in operating the plant.

For the three months ended June 30, 2011, we received approximately 84% of our revenue from the sale of fuel ethanol and approximately 16% of our revenue from the sale of distillers grains. Our revenue from ethanol increased during the three months ended June 30, 2011 compared to the same period in 2010, as a result of increased ethanol prices. During the three months ended June 30, 2011, we experienced a increasing trend in the price we received for our ethanol. Higher ethanol prices have been met with historically high prices of corn which has placed pressure on our operating margins. If the price of ethanol and our revenues are outpaced by rising corn prices, management believes our operating margins will be pressured downward, which could significantly affect our liquidity.

There have been a number of developments in legislation that may impact the ethanol industry and our revenues. One such development concerns the federal Renewable Fuels Standard (RFS). The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year. In February 2010, the EPA issued new regulations governing the RFS. These regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the life-cycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.

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

Cost of Goods Sold

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 99.2% for the three months ended June 30, 2011 as compared to 97.4% for the same period in 2010. This increase in cost of goods sold as a percentage of revenues was primarily the result of the increase in corn prices for the three months ended June 30, 2011 as compared to the same period in 2010.

Corn Costs

Competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, or quality of local corn for the plant. The cost of corn is the highest cost input to the plant and further increases in corn costs could dramatically affect our expected cost of goods sold. During the three month period ended June 30, 2011, corn prices fluctuated significantly and we expect continued volatility in corn prices for the rest of our fiscal year which could impact our cost of goods sold.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases and sales. At June 30, 2011 we have forward corn purchase contracts for various delivery periods through April 2012 for a total commitment of approximately $18,997,000. Our outstanding corn derivatives are projected to settle by December 2011.
Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. This arrangement helps us to mitigate price volatility in the coal market. Our coal costs were down 13.6% during the second quarter of 2011 compared to the second quarter of 2010, primarily due to decreased ethanol production and incorporation of our alternative fuel burning capital project in early May, 2011. Our coal contract is up for renewal in December 2011 and we expect to renew this agreement.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were 1.8% for the three months ended June 30, 2011 compared to 2.6% in the same period of 2010. General and administrative expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced an increase in actual general and administrative expenses of approximately $32,000 for the three month period ended June 30, 2011 as compared to the same period in 2010. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our actual operating expenses to remain steady throughout the remainder of the 2011 fiscal year.

Operating Income/(Loss)

Our loss from operations for the three months ended June 30, 2011 was approximately (1.0)% of our revenues compared to an operating loss of (0.03)% for the same period in 2010. The decrease in our operating income for the three month period ended June 30, 2011 was primarily due to decreased ethanol production due to an extended shutdown period related to bringing our alternative fuel burning capital project on-line and subsequent lost margin.

Other Income/Expense

Our other income for the three months ended June 30, 2011 was 1.6% of our revenues compared to other expense of (3.4%) of revenues for the same period in 2010. Our other income for the three month period ended June 30, 2011 consisted primarily of a refundable alternative fuel tax credit of approximately $1,064,000 which was offset by interest expense. Our other expense for the three month period ended June 30, 2010 consisted primarily of interest expense.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30, 2011 (Unaudited)		Six Months Ended June 30, 2010 (Unaudited)

Statement of Operations Data	Amount	%	Amount	%
Revenues	$67,095,425	100.00	$51,404,949	100.00
Cost of Goods Sold	65,819,561	98.10	47,117,918	91.66
Gross Profit	1,275,864	1.90	4,287,031	8.34
General and Administrative Expenses	1,294,663	1.93	1,226,327	2.39
Operating Income (Loss)	(18,799)	(0.03)	3,060,704	5.95
Other Income (Expense)	83,417	0.12	(849,800)	(1.65)
Net Income (Loss)	$64,618	0.10	$2,210,904	4.30

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended June 30, 2011 and 2010:

	Six Months ended June 30, 2011	Six Months ended June 30, 2010
Production:
Ethanol sold (gallons)	23,074,749	26,966,609
Dried distillers grains sold (tons)	46,569	67,486
Modified distillers grains sold (tons)	33,331	31,489
Revenues:
Ethanol average price/gallon (net of hedging)	$2.41	$1.58
Dried distillers grains price/ton	$175.84	$104.85
Modified distillers grains price/ton	$91.05	$54.71
Primary Input:
Corn ground (bushels)	8,319,244	9,806,635
Costs of Primary Input:
Corn avg price/bushel (net of hedging)	$6.57	$3.45
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.099	$0.079
Denaturant cost	$0.052	$0.046
Electricity cost	$0.055	$0.046
Direct Labor cost	$0.044	$0.036

Revenue

In the six month period ended June 30, 2011 ethanol sales comprised approximately 83.0% of our revenues and distillers grains sales comprised approximately 17.0% of our revenues. For the six month period ended June 30, 2010, ethanol sales comprised approximately 82.9% of our revenues and distillers grains sales comprised approximately 17.1% of our revenue. Our revenues were higher for our first half of fiscal year 2011 compared to the same period of 2010 primarily as a result of an increase in the sales price of our ethanol.

The average ethanol sales price we received for the six month period ended June 30, 2011 was approximately 53% higher than our average ethanol sales price for the comparable 2010 period. Management anticipates that ethanol prices will continue to be subject to influences from the prices of oil and gasoline along with the uncertainties surrounding several pieces of legislation.

The price we received for our dried distillers grains increased by approximately 68% during the six month period ended June 30, 2011 compared to the same period of 2010. The price of dried distillers grains changes in proportion to the price of corn, which has increased in the six month period ended June 30, 2011. Accordingly, we anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.

Cost of Good Sold

Our costs of goods sold as a percentage of revenues were approximately 98% for the six month period ended June 30, 2011 compared to approximately 92% for the same period of 2010. Our cost of goods sold increased by approximately 40% in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, and our revenue for the same period increased by approximately 31%. This increase in the cost of goods sold is primarily a result of an increase in the cost of corn processed at our facility. The increase in our revenues is due primarily to an increase in the price we received for our ethanol.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were lower for the six month period ended June 30, 2011 than they were for the same period ended June 30, 2010. These percentages were approximately 1.9% and approximately 2.4% for the six months ended June 30, 2011 and 2010, respectively. We experienced an increase in actual general and administrative expenses of approximately $68,000 for the six month period ended June 30, 2011 as compared to the same period in 2010. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2011 fiscal year.

Operating Income (Loss)

Our loss from operations for the six months ended June 30, 2011 was approximately 0.0% of our revenues compared to income of approximately 6.0% of our revenues for the six months ended June 30, 2010. This decrease in our profitability is primarily due to our cost of goods sold as a percentage of revenues being higher for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. During the same period we experienced a $3.47 per bushel increase in our cost of corn (net of hedging).

Other Income/Expense

Other income for the six months ended June 30, 2011, was approximately 0.1% of our revenue and totaled $83,417. Other expense for the six months ended June 30, 2010 totaled $849,800 and was approximately (1.7)% of our revenues. The increase in net other income/expense is primarily due to a decrease in interest expense of approximately $759,000 and recognition of the alternative fuel tax credit of approximately $1,064,000.

Changes in Financial Condition for the Six Months Ended June 30, 2011

Current Assets. Our accounts receivable were higher at June 30, 2011 compared to December 31, 2010 due to the majority of our receivables being sales of ethanol which was at a higher price per gallon in 2011 compared to 2010. We also recorded a receivable related to the refundable alternative fuel burning tax credit in 2011 which we were not eligible for in 2010. The value of our inventory was higher at June 30, 2011 compared to December 31, 2010 primarily because corn and ethanol prices were higher at June 30, 2011. Our inventory is valued at the lesser of our cost associated with the our inventory or the market value of our inventory. When corn and ethanol prices increase, it results in a larger value being attributed to our inventory, even if the amount of ethanol and corn that we are holding in inventory is comparable. The amount we had in our restricted commodity derivatives margin account was lower at June 30, 2011 compared to December 31, 2010 because we were required to hold less cash to offset unrealized losses on our risk management positions. Our prepaid expenses were slightly higher at June 30, 2011 compared to December 31, 2010 because of the timing of an insurance premium payment.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at June 30, 2011 compared to December 31, 2010 primarily due to placing our alternative fuel burning capital project in service May 2011. The net value of our property and equipment was lower at June 30, 2011 compared to December 31, 2010 primarily as a result of increases in our accumulated depreciation. The increase in our construction in progress at June 30, 2011 compared to December 31, 2010 was primarily due to a water treatment capital project.

Other Assets. Our other assets were higher at June 30, 2011 compared to December 31, 2010 due to patronage equity we received during the first six months of our 2011 fiscal year.

Current Liabilities. Our current liabilities were significantly higher at June 30, 2011 compared to December 31, 2010, primarily due to our primary bank debt with First National Bank of Omaha (the "Bank") being fully current as it matures in April 2012. Loss on firm purchase commitments is also higher at June 30, 2011 compared to December 31, 2010 due to certain contract prices entered into being higher than market prices as of June 30, 2011.

Long-term Liabilities. Our long-term liabilities were significantly lower at June 30, 2011 compared to December 31, 2010, primarily due to our primary bank debt with the Bank being classified as a current liability as of June 30, 2011.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we do not anticipate seeking additional equity or debt financing during our 2011 fiscal year, which ends September 30, 2011 and anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We also anticipate that the term debt maturing in April 2012 will be renegotiated with the Bank. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

The following table shows cash flows for the six months ended June 30, 2011 and 2010:

	2011	2010
Net cash provided by (used for) operating activities	$(3,429,416)	$6,370,125
Net cash used in investing activities	(626,554)	(336,293)
Net cash used for financing activities	(3,334,260)	(13,791,207)
Net decrease in cash	$(7,390,230)	$(7,757,375)

Cash and cash equivalents, end of period	$2,413,336	$5,456,716

Cash Flow from Operations

Cash used for operating activities was $3,429,416 for the six months ended June 30, 2011 as compared to $6,370,125 cash provided by operating activities for the six months ended June 30, 2010. Our net loss from operations for the six months ended June 30, 2011 was $64,618 as compared to net income of $2,210,904 for the same period in 2010. In addition to the change in net income, higher ethanol and corn prices both contributed to significantly higher accounts receivable and inventory balances as of June 30, 2011.

Cash Flow From Investing Activities

We experienced an increase in cash used in investing activities for the six month period ended June 30, 2011 compared to the same period in 2010. Cash used in investing activities was $626,554 for the six months ended June 30, 2011 as compared to $336,293 for the same period in 2010. All of the cash used in investing activities in both 2011 and 2010 was for capital expenditures.

Cash Flow from Financing Activities

We had a decrease in cash used for financing activities for the six month period ended June 30, 2011 as compared to the same period in 2010. Cash used for financing activities was $3,334,260 for the six months ended June 30, 2011. This cash flow is payment on our long term debt.

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

Capital Expenditures

The Company currently has two capital projects in progress with approximately $540,000 incurred as of June 30, 2011. One of these projects is improvements to the plant's water treatment system and the other is installation of new bin sweeps in the plant's corn silos. We anticipate the completion of the water treatment project to be in the third quarter of 2011 and the bin sweeps to be installed in the first quarter of fiscal 2012. The estimated total cost of these two projects is $750,000 and we anticipate being able to fund the balance of these capital projects from our operating cash flows. During the six months ended June 30, 2011, the Company placed in service approximately $900,000 for capital projects with the majority of these costs related to the Company's alternative fuel burning capital project. The alternative fuel burning project was placed in service in early May 2011 and allows the Plant to burn alternative fuel along with its primary fuel source of coal, thereby reducing the Plant's coal usage.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $7,000,000 available with a maturity date of April 2012. There were no amounts drawn on this line-of-credit as of June 30, 2011.

Long-Term Debt Sources

Our primary debt instruments are with First National Bank of Omaha (the “Bank”) and have a scheduled maturity date of April 2012. These debt instruments include fixed and variable rate notes and the Company has had preliminary conversations with the Bank about refinancing this debt but has not entered into a refinancing arrangement as of June 30, 2011.

The following table summarizes our long-term debt instruments with the Bank.

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated
Term Note	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	Quarterly Principal Payment Amounts	Notes
Fixed Rate Note	$18.9	$21.3	6.00%	6.00%	$633,000 - $654,000	1, 2, 4
2007 Fixed Rate Note	7.0	7.9	6.00%	6.00%	$234,000 - $242,000	1, 2, 5
Variable Rate Note	—	—	6.00%	6.00%		1, 2, 3, 5
Long-Term Revolving Note	—	—	6.00%	6.00%		1, 2, 6, 7

Notes

1 - The scheduled maturity date is April 2012

2 - Range of estimated quarterly principal payments is based on principal balances and interest rates as of June 30, 2011.

3 - The Variable Rate Note was paid off in April 2010 as the Excess Cash Flow payment was applied to the Variable Rate Note.

4 - Interest rate based on 5.0% over three-month LIBOR with a 6% minimum, reset quarterly.

5 - Interest rate based on 5.0% over three-month LIBOR with a 6% minimum, reset quarterly.

6 - Interest rate based on 5.0% over one-month LIBOR with a 6% minimum, reset monthly.

7 - Funds withheld from the plant's design builder (approx $4,100,000) which were previously set aside in a money market account were applied to the Long-Term Revolving Note in March 2010 pursuant to the terms of the 7th Amendment to our loan agreement with Bank.  Accordingly, those funds may ultimately be paid to the design builder depending upon the terms of any resolution of the dispute.

Interest Rate Swap Agreements

In December 2005, we entered into an interest rate swap transaction that effectively fixed the interest rate at 8.08% on the outstanding principal of the Fixed Rate Note. In December 2007, we entered into a second interest rate swap transaction that effectively fixed the interest rate at 7.695% on the outstanding principal of the December 2007 Fixed Rate Note.

Subordinated Debt

As part of our construction loan agreement, we entered into three separate subordinated debt agreements totaling $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8% at June 30, 2011 and 2010). Per the terms of the Mediated Settlement Agreement (the Agreement) the Company entered into in November 2010 with two parties holding subordinated debt agreements with the Company, interest on $4,000,000 of the subordinated debt continues to accrue subsequent to the date of the Agreement but is only due and payable if we fail to pass the Qualified Emissions Test as defined in the Agreement. The Company anticipates the Qualified Emissions Testing period to take place in the current fiscal year. Interest on the remaining $1,525,000 of subordinated debt is due and payable on a quarterly basis with a principal maturity date of April 16, 2012. The balance outstanding on all subordinated debt was $5,525,000 as of June 30, 2011 and December 31, 2010.

Letters of Credit

We issued two letters of credit in 2009 in conjunction with the issuance of certain grain warehouse and distilled spirits bonds. The letters of credit were issued in the amount of $500,000 and $250,000, respectively. The letters of credit are subject to a 2.0% quarterly commitment fee. The letters of credit remain outstanding at June 30, 2011.

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

As of June 30, 2011 we are in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2011, but as of June 30, 2011 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory; and analysis of intangibles impairment.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2011.

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

As of June 30, 2011 we had approximately 2,791,000 bushels of corn under fixed price contracts.  Some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $34,000 was recorded.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our expected corn usage will be between 18 million and 20 million bushels per calendar year for the production of approximately 50 million to 54 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments.

To manage our coal price risk, we entered into a coal purchase agreement with our supplier to supply us with coal, fixing the price at which we purchase coal. If we are unable to continue buying coal under this agreement, we may have to buy coal in the open market.

Interest Rate Risk

We are exposed to market risk from changes in interest rates from holding revolving lines of credit and subordinated debt which bear variable interest rates. The interest rate on our senior debt has effectively been set at a fixed rate with the use of underlying interest rate swap agreements. As of June 30, 2011, we did not have any amounts drawn on our revolving lines of credit that exposes us to interest rate risk. Our subordinated debt bears variable interest rates and we had $5,525,000 outstanding in variable rate subordinated debt as of June 30, 2011. We anticipate that a hypothetical 1% change in the interest rate on our subordinated debt, from the rate in effect on June 30, 2011, would cause an adverse change to our income in the amount of approximately $44,200.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2011, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

In July 2011 the Company entered into an equity grant agreement with its Chief Financial Officer for the receipt of 100,000 units. The units will be issued based on a five year vesting schedule with the first units awarded on October 1, 2011. Compensation expense related to this award will be recognized over the period of service related to the units. No compensation expense relating to this equity grant agreement was accrued or incurred for the six months ended June 30, 2011.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibits
10.1	Equity Grant Agreement between Kent Anderson and Red Trail Energy, LLC dated July 1, 2011.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 15, 2011	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2011	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)