Form 10-KT
period 2011-09-30
RED TRAIL ENERGY, LLC
filed 2011-12-13
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☒	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from January 1, 2011 to September 30, 2011

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

Securities registered pursuant to Section 12(b) of the Act: None.

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
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of June 30, 2011 was $34,080,812.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 13, 2011 the Company has 40,213,973 Class A Membership Units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Fluctuations in the price and market for ethanol and distillers grains;
•	Availability and costs of products and raw materials, particularly corn and coal;
•	Changes in or lack of availability of credit;
•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;
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
• environmental laws and regulations that apply to our plant operations and their enforcement; or
• tariffs on foreign ethanol.
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

PART I

Change in Fiscal Year End

On January 1, 2011, our board of governors approved the change in our fiscal year end from December 31 to September 30, effective January 1, 2011. As a result of this change, this Annual Report on Form 10-K is a transition report and includes financial information for the nine-month transition period from January 1, 2011 to September 30, 2011, or Transition Period. References in this Transition Report on Form 10-K to fiscal year 2010 or fiscal 2010 refer to the period of January 1, 2010 through December 31, 2010 and references to fiscal year 2009 or fiscal 2009 referred to the period of January 1, 2009 through December 31, 2009. Subsequent to this Transition Report on Form 10-K, our reports on Form 10-K will cover the fiscal year from October 1 to September 30 with historical periods remaining unchanged.

ITEM 1.    BUSINESS

Business Development

Red Trail Energy, LLC was formed as a North Dakota limited liability company in July of 2003, for the purpose of constructing, owning and operating a fuel-grade ethanol plant (the "Plant") near Richardton, North Dakota in western North Dakota. References to “we,” “us,” “our” and the “Company” refer to Red Trail Energy, LLC. Since January 2007, we have been engaged in the production of ethanol and distillers grains at the plant.

The Company signed a Design-Build Agreement with Fagen, Inc. (“Fagen”) in September 2005 to design and build the ethanol plant at a total contract price of approximately $77 million. The Company has remaining payments under this Design-Build Agreement of approximately $3.9 million. This payment has been withheld pending satisfactory resolution of a punch list of items including a major issue with the coal combustor experienced during start up. In November 2010, the Company executed a Mediated Settlement Agreement (the Agreement) with Fagen whereby the terms of the Agreement become enforceable upon the Company's ability to pass a Required Emissions Test (the Test) as defined in the Agreement. The Company did not pass the Test in the nine month period ended September 30, 2011 and is currently working towards meeting the terms of the Test during the first or second quarter of the Company's 2012 fiscal year. Additionally, there will be certain payments to third parties and releases received by the Company from third parties once the Test is achieved. At September 30, 2011 and December 31, 2010, an amount equal to the $3.9 million withheld from Fagen has been applied towards the Company's long-term debt and has been restricted by the Company's senior lender until such time that the financial terms of the Agreement become effective.

On June 1, 2011, the Company executed a Ninth Amendment of Construction Loan Agreement with its senior lender to extend the maturity date of the Company's $7,000,000 revolving loan from June 1, 2011 to April 16, 2012, and to modify certain covenants within the Construction Loan Agreement. The modified covenants included the annual capital expenditure threshold which was increased from $500,000 to $1,600,000. Also modified was the Working Capital covenant which was modified to reflect the impact of the Company's senior debt maturing on April 16, 2012 and therefore being 100% current. The final covenant modified was the Net Worth covenant which was modified to reflect a calculation that is consistent with the financial terms of the Mediated Settlement Agreement entered into in November 2010 between the Company and the original plant design/build contractor.

The Company's senior debt has a maturity date of April 16, 2012 and is therefore classified as fully current in the liability section of the Company's balance sheet as of September 30, 2011. The Company plans to refinance this debt and is currently negotiating the refinance terms with its senior lender. The Company's senior lender has indicated they do not foresee any problems in refinancing this debt and the Company anticipates to receive a commitment letter with refinance terms from its senior lender in the second quarter of the Company's 2012 fiscal year.

Financial Information

Please refer to “ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “ITEM 8. Financial Statements and Supplementary Data” for our financial statements and supplementary data.

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

Approximately 84% of our total revenue was derived from the sale of ethanol during our transition period ended September 30, 2011. Ethanol sales accounted for approximately 84% and 83% of our total revenue for our fiscal years ended December 31, 2010 and 2009, respectively.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. We produce two forms of distillers grains: Distillers Dried Grains with Solubles (“DDGS”) and Modified Distillers Grains with Solubles (“MDGS”). MDGS is processed corn mash that has been dried to approximately 50% moisture. MDGS has a shelf life of approximately seven days and is often sold to nearby markets. DDGS is processed corn mash that has been dried to approximately 10% moisture. It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.

Approximately 16% of our total revenue was derived from the sale of distillers grains during our transition period ended September 30, 2011. Distillers grains sales accounted for approximately 16% and 17% of our total revenue for our fiscal years ended December 31, 2010 and 2009, respectively.

Principal Product Markets

As described below in “Distribution Methods,” we market and distribute all of our ethanol and all of our dried distillers grains through professional third party marketers. Our ethanol and dried distillers grains marketers make all decisions with regard to where our products are marketed. Our ethanol and distillers grains are primarily sold in the domestic market; however, as domestic production of ethanol and distillers grains continue to expand, we anticipate increased international sales of our products. Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China. During our transition period ended September 30, 2011, the ethanol industry experienced increased ethanol exports to Europe. These ethanol exports benefited ethanol prices in the United States. We anticipate that ethanol exports will remain steady during our 2012 fiscal year.

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

Ethanol

We have a marketing agreement with RPMG for the purposes of marketing and distributing all of the ethanol we produce at the Plant.  RPMG markets a total of approximately one billion gallons of ethanol on an annual basis.  Currently we own 7.14% of the outstanding capital stock of RPMG.  Our ownership interest will fluctuate as other ethanol plants that utilize RPMG's marketing services may become owners of RPMG or decide to change marketers.  Our ownership interest in RPMG entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer (“CEO”).  The marketing agreement will be in effect as long as we continue to be a member in RPMG.

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

During 2011, we were able to secure sufficient grain to operate the plant and do not anticipate any problems securing enough corn during 2012.   Almost all of our corn is supplied from farmers and local elevators in North Dakota and South Dakota. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problem.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

Corn prices depend on several other factors as well, including world supply and demand and the price of other commodities.  United States production of corn can be volatile as a result of a number of factors, including weather, current and anticipated stocks, domestic and export prices and supports and the government's current and anticipated agricultural policy.  The price of corn was volatile during our transition period ended September 30, 2011 and we anticipate that it will continue to be volatile in the future.  We anticipate that increases in the price of corn, which are not offset by corresponding increases in the prices we receive from sale of our products, will have a negative impact on our financial performance.

Coal

Coal is also an important input to our manufacturing process. During our transition period ended September 30, 2011, we used approximately 63,000 tons of coal.  Our plant was originally designed to run on lignite coal but problems running on lignite during start up caused us to change to sub-bituminous Powder River Basin (“PRB”) coal.

We purchase the coal needed to power our ethanol plant from a supplier under a contract which specifies quantity and price. This arrangement helps us to mitigate price volatility in the coal market. The contract with our coal supplier expires in December 2011 and we anticipate entering into a new contract upon expiration of the current contract. We do not anticipate any problems negotiating a renewal of this contract. We believe we could obtain alternative sources of PRB coal if necessary, though we could suffer delays in delivery and higher prices that could hurt our business and reduce our revenues and profits. We believe there is sufficient supply of coal from the PRB coal regions in Wyoming and Montana to meet our demand for PRB coal.

Electricity

The production of ethanol is an energy intensive process that uses significant amounts of electricity. We have entered into a contract with Roughrider Electric Cooperative to provide our needed electrical energy.   The term of the contract is up for renewal in August 2013.

If there is an interruption in the supply of electricity for any reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for an extended period of time, it may have a material adverse affect on our operations, cash flows and financial performance.

Water

To meet the plant's water requirements, we have entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons per year.  The plant anticipates receiving adequate water supplies during 2012.

In January 2011, we entered into a lease agreement with U.S. Water Services for new water filtration equipment. The required lease payments will be paid over a two year period and will total $494,350. It is estimated that the total cost of the water filtration improvements, including the leased equipment, will be approximately $700,000.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving lines of credit with our primary lender First National Bank of Omaha (“FNBO”). During our transition period ended September 30, 2011 we used a portion of our working capital for two major capital projects, a flue gas recirculation project and a water treatment project. The flue gas recirculation project was placed in service in May 2011 and allows the plant to introduce low oxygen air into the combustor allowing greater control of the furnace bed and vapor space temperature resulting in reduced thermal NOx conversion, reduced ID & FD fan load, and allows for the implementation of an alternative fuel burning system. The water treatment project consists of additional water treatment equipment which is necessary due to increasing levels of suspended solids through the plant's raw water intake and is expected to be operational in the first quarter of fiscal 2012. Management believes that our current sources of working capital are sufficient to sustain our operations, provided the Company's senior lender refinances the outstanding debt in fiscal 2012.

Dependence on One or a Few Major Customers

As discussed above, we rely on RPMG and CHS for the sale and distribution of all of our ethanol and dry distillers grains, respectively. Accordingly, we are highly dependent on RPMG and CHS for the successful marketing of our products. We anticipate that we would be able to secure alternate marketers should RPMG or CHS fail, however, a loss of our marketer could significantly harm our financial performance.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. While management believes we are a low cost producer of ethanol, larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of November 16, 2011, the Renewable Fuels Association estimates that there are 209 ethanol production facilities in the United States with capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA also estimates that approximately 3.6% of the ethanol production capacity in the United States is currently idled. The ethanol industry is continuing to experience a consolidation where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 600
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/ Expansions (MMgy)
Archer Daniels Midland	1,750.0	—
POET Biorefining	1,629.0	—
Valero Renewable Fuels	1,130.0	—
Green Plains Renewable Energy	740.0	—

Updated: November 16, 2011.

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

The RFS for 2011 was approximately 14 billion gallons, of which corn based ethanol could be used to satisfy approximately 12 billion gallons. The RFS for 2012 is approximately 15.2 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol.

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

In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit (“VEETC”). VEETC provides a volumetric ethanol excise tax credit of 45 cents per gallon of ethanol blended with gasoline. VEETC is currently set to expire on December 31, 2011 and is not expected to be extended past that date. If this tax credit is not extended, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market due to reduced discretionary blending of ethanol. Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline. However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even if the VEETC is not renewed past 2011. If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

The USDA has announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant. During the transition period ended September 30, 2011, we incurred costs and expenses of approximately $1,215,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. The 54 cent per gallon tariff is currently set to expire on December 31, 2011 and is not expected to be extended past that date. If this tariff is eliminated, it could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Currently, very little ethanol is imported to the United States from other countries.

Employees

As of September 30, 2011, we had 46 full-time employees. 39 of our employees are primarily involved in Plant operations and the other seven are primarily involved in management and administration.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for the transition period of 2011, and fiscal years 2010 and 2009 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our marketer. Our marketers may decide to sell our products in countries other than the United States. Currently, a significant amount of distillers grains are exported to Mexico, Canada and China and the United States ethanol industry has recently experienced increased exports of ethanol to Europe. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Declines in the price of ethanol or distillers grains would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and coal. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and coal prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2012 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

The ethanol industry is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 14.7 billion gallons in 2011. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of November 16, 2011 there are 209 ethanol plants in the United States with capacity to produce approximately 14.7 billion gallons of ethanol per year.  In addition, there are approximately 8 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 271 million gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition.  According to the Renewable Fuels Association, approximately 3.6% of the ethanol production capacity in the United States was idled as of November 16, 2011, the most recent available data.  During the early part of 2009 when the ethanol industry was experiencing unfavorable operating conditions, as much as 20% of the ethanol production in the United States may have been idled.  Further, ethanol demand may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA for use in standard (non-flex fuel) vehicles.  If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our profitability.

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

ITEM 2. PROPERTIES

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

The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.  Our Plant was placed in service in January 2007 and is in excellent condition and is capable of functioning at 100 percent of its 50 million gallon name-plate production capacity.

All of our tangible and intangible property, real and personal, serves as the collateral for our senior credit facility with FNBO. Our senior credit facility is discussed in more detail under “ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources.”

ITEM 3.    LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

We have no role in effecting the transactions beyond approval, as required under our Operating Agreement and the issuance of new certificates.  So long as we remain a public reporting company, information about us will be publicly available through the SEC's EDGAR filing system.  However, if at any time we cease to be a public reporting company, we may continue to make information about us publicly available on our website.

As of September 30, 2011, there were 933 holders of record of our Class A units.

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

Quarter	Low Price	High Price	Average Price	# of Units Traded
2010 1st	$—	$—	$—	—
2010 2nd	$0.50	$0.50	$0.50	10,000
2010 3rd	$—	$—	$—	—
2010 4th	$—	$—	$—	—
2011 1st	$0.50	$0.50	$0.50	10,000
2011 2nd	$0.62	$0.65	$0.65	74,000
2011 3rd	$—	$—	$—	—

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

DISTRIBUTIONS

We did not make any distributions to our members for the transition period ended September 30, 2011, or the fiscal years ended December 31, 2010 or 2009. Distributions are payable at the discretion of our Board, subject to the provisions of the North Dakota Limited Liability Company Act and our Member Control Agreement. Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow. These loan covenants and restrictions are described in greater detail under “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.” We may distribute a portion of the net profits generated from plant operations to unit holders. A unit holder's distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding. Our unit holders are entitled to receive distributions of cash or property if and when a distribution is declared by our Board. Subject to the North Dakota Limited Liability Company Act, our Member Control Agreement and the requirements of our creditors, our Board has complete discretion over the timing and amount of distributions, if any, to our unit holders. There can be no assurance as to our ability to declare or pay distributions in the future.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2009, 2008 and 2007 and the selected income statement data and other financial data for the years ended December 31, 2008 and 2007 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2011 and December 31, 2010 and the selected statement of operations data and other financial data for the transition period ended September 30, 2011 and each of the two years in the two year period ended December 31, 2010 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	Nine-Month Transition Period Ended	Fiscal Year Ended December 31
Statement of Operations Data:	September 30, 2011	2010	2009	2008	2007
Revenues	$112,290,222	$109,895,184	$93,836,661	$131,903,514	$101,885,969

Cost of Goods Sold	108,137,084	95,946,218	87,850,869	131,025,238	87,013,208

Gross Profit	4,153,138	13,948,966	5,985,792	878,276	14,872,761

General and Administrative	1,972,679	3,116,212	2,812,891	2,857,091	3,214,002

Operating Income (Loss)	2,180,459	10,832,754	3,172,901	(1,978,815)	11,658,759

Other Income (Expense)	1,671,836	(1,803,982)	(2,812,241)	(3,387,757)	(5,501,431)

Net Income (Loss)	$3,852,295	$9,028,772	$360,660	$(5,366,572)	$6,157,328

Weighted Average Units Outstanding - Basic	40,193,973	40,193,973	40,191,494	40,176,974	40,371,238

Weighted Average Units Outstanding - Diluted	40,213,973	40,193,973	40,191,494	40,176,974	40,371,238

Net Income (Loss) Per Unit - Basic and Diluted	$0.10	$0.22	$0.01	$(0.13)	$0.15

	Nine-Month Transition Period Ended	Fiscal Year Ended December 31
Balance Sheet Data:	September 30, 2011	2010	2009	2008	2007
Current Assets	$24,318,071	$22,292,500	$25,384,612	$16,423,730	$8,231,709

Net Property and Equipment	63,363,997	66,544,644	71,415,582	78,010,042	81,942,542

Total Assets	89,197,878	89,924,953	97,677,401	95,802,453	108,524,254

Current Liabilities	42,060,094	20,451,155	18,634,421	61,968,448	16,807,461

Long-Term Liabilities	361,353	26,569,662	45,167,616	275,000	52,813,310

Members' Equity	46,776,431	42,904,136	33,875,364	33,559,005	38,903,483

Book Value Per Unit	$1.17	$1.07	$0.84	$0.84	$0.96
* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Change in Fiscal Year End

On January 1, 2011, our board of governors approved the change in our fiscal year end from December 31 to September 30, effective January 1, 2011. As a result of this change, this Annual Report on Form 10-K is a transition report and includes financial information for the nine-month transition period from January 1, 2011 to September 30, 2011, or transition period. References in this Transition Report on Form 10-K to fiscal year 2010 or fiscal 2010 refer to the period of January 1, 2010 through December 31, 2010 and references to fiscal year 2009 or fiscal 2009 refer to the period of January 1, 2009 through December 31, 2009. Subsequent to this Transition Report on Form 10-K, our reports on Form 10-K will cover the fiscal year from October 1 to September 30 with historical periods remaining unchanged.

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

Results of Operations

Comparison of the Nine Month Transition Period Ended September 30, 2011 and Fiscal Year Ended December 31, 2010

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our statements of operations for the transition period ended September 30, 2011 and fiscal year ended December 31, 2010:

	Transition Period Ended September 30, 2011		Fiscal Year Ended December 31, 2010
Statement of Operations Data	Amount	%	Amount	%
Revenues	$112,290,222	100.00	$109,895,184	100.00
Cost of Goods Sold	108,137,084	96.30	95,946,218	87.31
Gross Profit	4,153,138	3.70	13,948,966	12.69
General and Administrative Expenses	1,972,679	1.76	3,116,212	2.84
Operating Income	2,180,459	1.94	10,832,754	9.86
Other Income (Expense)	1,671,836	1.49	(1,803,982)	(1.64)
Net Income	$3,852,295	3.43	$9,028,772	8.22

The following table shows additional data regarding production and price levels for our primary inputs and products for the transition period ended September 30, 2011 and fiscal year ended December 31, 2010:

	Nine Month Transition Period Ended September 30, 2011	Fiscal Year Ended December 31, 2010
Production:
Ethanol sold (gallons)	37,327,103	52,172,843
Dried distillers grains sold (tons)	81,046	133,620
Modified distillers grains sold (tons)	40,329	54,706
Revenues:
Ethanol average price/gallon (net of hedging)	$2.52	$1.73
Dried distillers grains price/ton	$176.72	$107.63
Modified distillers grains price/ton	$91.46	$58.42
Primary Input:
Corn ground (bushels)	13,285,113	18,956,725
Costs of Primary Input:
Corn avg price/bushel (net of hedging)	$6.76	$3.81
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.093	$0.083
Denaturant cost	$0.053	$0.044
Electricity cost	$0.047	$0.045
Direct Labor cost	$0.048	$0.039

Revenue

In the transition period ended September 30, 2011 ethanol sales comprised approximately 84.0% of our revenues and distillers grains sales comprised approximately 16.0% of our revenues. For the fiscal year ended December 31, 2010, ethanol sales comprised approximately 83% of our revenues and distillers grains sales comprised approximately 17% of our revenue. Our ethanol revenues were higher as a percentage of our revenues for our transition period ended September 30, 2011 compared to the fiscal year ended December 31, 2010 primarily as a result of an increase in the sales price of our ethanol.

The average ethanol sales price we received for the transition period ended September 30, 2011 was approximately 46% higher than our average ethanol sales price for the fiscal year ended December 31, 2010. Management anticipates that ethanol prices will continue to be subject to influences from the prices of oil and gasoline along with the uncertainties surrounding commodity markets generally and certain federal legislation regarding ethanol blending and usage in the United States.

The price we received for our dried distillers grains increased by approximately 64% during the transition period ended September 30, 2011 compared to the fiscal year ended December 31, 2010. The price of dried distillers grains changes in proportion to the price of corn, which has increased in the transition period ended September 30, 2011. Accordingly, we anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.

Cost of Goods Sold

Our cost of goods sold as a percentage of revenues were approximately 96% for the transition period ended September 30, 2011 compared to approximately 87% for the same period of 2010. Our cost of goods sold increased by approximately 13% in the transition period ended September 30, 2011, compared to the fiscal year ended ended December 31, 2010. This increase in the cost of goods sold is primarily a result of an increase in the cost of corn processed at our facility. The increase in our revenues is due primarily to an increase in the price we received for our ethanol.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were lower for the transition period ended September 30, 2011 than they were for the fiscal year ended December 31, 2010. These percentages were approximately 1.8% and approximately 2.8% for the transition period ended September 30, 2011 and fiscal year ended December 31, 2010, respectively. We experienced a decrease in actual general and administrative expenses of approximately $1,144,000 for the transition period ended ended September 30, 2011 as compared to the fiscal year ended 2010. This decrease was primarily due to comparing a nine-month reporting period to a twelve-month reporting period. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis. We expect our operating expenses to remain steady into our 2012 fiscal year.

Operating Income

Our income from operations for the transition period ended September 30, 2011 was approximately 1.9% of our revenues compared to income of approximately 9.9% of our revenues for the fiscal year ended December 31, 2010. This decrease in our profitability is primarily due to our cost of goods sold as a percentage of revenues being higher for the transition period ended September 30, 2011 compared to the fiscal year ended December 31, 2010. During the same period we experienced a $2.82 per bushel increase in our cost of corn (net of hedging).

Other Income/Expense

Other income for the transition period ended September 30, 2011, was approximately 1.5% of our revenue and totaled $1,671,836. Other expense for the fiscal year ended December 31, 2010 totaled $1,803,982 and was approximately (1.6)% of our revenues. The increase in other income is primarily due to recognition of the alternative fuel tax credit of approximately $3,200,000 which we were not eligible to receive in 2010. The decrease in other expense is primarily due to a decrease in interest expense of approximately $1,600,000 due to principal reductions of our outstanding long-term debt.

Changes in Financial Condition at September 30, 2011 and the Fiscal Year Ended December 31, 2010

Current Assets. Our accounts receivable were higher at September 30, 2011 compared to December 31, 2010 due to the majority of our receivables being sales of ethanol which was at a higher price per gallon in 2011 compared to 2010. We also recorded a receivable of approximately $1,500,000 related to the refundable alternative fuel burning tax credit in 2011 which we were not eligible for in 2010. The value of our inventory was higher at September 30, 2011 compared to December 31, 2010 primarily because corn and ethanol prices were higher at September 30, 2011. Our inventory is valued at the lesser of our cost associated with the our inventory or the market value of our inventory. When corn and ethanol prices increase, it results in a larger value being attributed to our inventory, even if the amount of ethanol and corn that we are holding in inventory is comparable. The amount we had in our restricted commodity derivatives margin account was lower at September 30, 2011 compared to December 31, 2010 because we held a lower number of positions. Our prepaid expenses were higher at September 30, 2011 compared to December 31, 2010 primarily due to the timing of an advance payment for services rendered during our fall shutdown in October.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at September 30, 2011 compared to December 31, 2010 primarily due to placing our alternative fuel burning capital project in service May 2011. The net value of our property and equipment was lower at September 30, 2011 compared to December 31, 2010 primarily as a result of increases in our accumulated depreciation. The increase in our construction in progress at September 30, 2011 compared to December 31, 2010 was primarily due expenditures related to a water treatment capital project.

Other Assets. Our other assets were higher at September 30, 2011 compared to December 31, 2010 due to patronage equity of approximately $77,000 we received during the transition period ended September 30, 2011.

Current Liabilities. Our current liabilities were significantly higher at September 30, 2011 compared to December 31, 2010, primarily due to the outstanding balance of our primary bank debt with First National Bank of Omaha (the "Bank") being classified as a current liability due to its maturity in April 2012. Loss on firm purchase commitments is also higher at September 30, 2011 compared to December 31, 2010 due to certain contract prices entered into being higher than market prices as of September 30, 2011.

Long-term Liabilities. Our long-term liabilities were significantly lower at September 30, 2011 compared to December 31, 2010, primarily due to our primary bank debt with the Bank being classified as a current liability as of September 30, 2011.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our statements of operations for the fiscal years ended December 31, 2010 and fiscal year ended December 31, 2009:

	2010		2009
Statement of Operations Data	Amount	%	Amount	%
Revenues	$109,895,184	100.00	$93,836,661	100.00
Cost of Goods Sold	95,946,218	87.31	87,850,869	93.62
Gross Profit	13,948,966	12.69	5,985,792	6.38
General and Administrative Expenses	3,116,212	2.84	2,812,891	3.00
Operating Income	10,832,754	9.86	3,172,901	3.38
Other Expense	(1,803,982)	(1.64)	(2,812,241)	(3.00)
Net Income	$9,028,772	8.22	$360,660	0.38

Revenue

We experienced a significant increase in our total revenue for our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase primarily to significant increases we experienced in the average prices we received for our ethanol and distillers grains during fiscal year 2010 compared to fiscal year 2009. We also experienced an increase in the total amount of ethanol and distillers grains we sold during our 2010 fiscal year compared to our 2009 fiscal year. For our 2010 fiscal year, ethanol sales comprised approximately 84% of our total revenue and distillers grains comprised approximately 16% of our total revenue. For our 2009 fiscal year, ethanol sales comprised approximately 83% of our total revenue and distillers grains comprised approximately 17% of our total revenue.

Ethanol

Our ethanol revenue for our 2010 fiscal year was approximately 14% more than during our 2009 fiscal year. The total gallons of ethanol sold during our 2010 fiscal year was approximately 5% more than during our 2009 fiscal year. Management attributes this increase in ethanol sales with the fact that we operated the plant at a higher run rate and produced more ethanol for sale. In addition to the increased volume of ethanol sales, increased ethanol prices also contributed to this increase in revenue. The increase in the average price, net of hedging, per gallon of ethanol sold during 2010 as compared to 2009 was approximately 13%. Management attributes this increase in the average price of ethanol to higher corn and gasoline prices as well as increased ethanol exports during our 2010 fiscal year.

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

Inventory Valuation

The Company values inventory at the lower of cost or market.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur.  In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments.

Patronage Equity

The Company receives, from certain vendors organized as cooperatives, patronage dividends, which are based on several criteria, including the vendor's overall profitability and the Company's purchases from the vendor. Patronage equity typically represents the Company's share of the vendor's undistributed current earnings which will be paid in either cash or equity interests to the Company at a future date. Because these patronage dividends are in return for the Company's current purchases, the Company records the value of these future payments using a discounting approach that incorporates interest and collection risk factors. Those patronage dividends to be paid in equity interests are recognized in the balance sheets at cost and analyzed for impairment at each period end.

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

Long Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  Impairment testing for assets requires various estimates and assumptions, including an allocation of cash flows to those assets and, if required, an estimate of the fair value of those assets.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  These valuations require the use of management's assumptions, which do not reflect unanticipated events and circumstances that may occur.

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

The Company enters into short-term cash, option and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices. All of the Company's derivatives are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Our primary sources of liquidity are cash on hand, cash generated from our operations and amounts that we can draw on our revolving lines of credit. As of September 30, 2011, we had approximately $4,700,000 in cash and approximately $6,250,000 available with a maturity date of April 2012. A $750,000 portion of our available revolving line of credit is restricted. We do not anticipate having insufficient sources of liquidity to continue to operate our ethanol plant and for anticipated capital expenditures related to maintaining our ethanol plant for the next twelve month period.

The following table shows cash flows for the transition period ended September 30, 2011 and fiscal year ended December 31, 2010:

	Nine-Month Transition Period Ended September 30, 2011	December 31, 2010
Net cash provided by (used in) operating activities	$(835,836)	$13,086,271
Net cash used in investing activities	(797,378)	(1,071,740)
Net cash used for financing activities	(3,497,355)	(15,425,056)
Net decrease in cash	$(5,130,569)	$(3,410,525)

Cash and cash equivalents, end of period	$4,672,997	$9,803,566

Cash Flow from Operations

Cash used for operating activities was $835,836 for the transition period ended September 30, 2011 as compared to $13,086,271 cash provided by operating activities for the fiscal year ended December 31, 2010. Our net income from operations for the transition period ended September 30, 2011 was $3,852,295 as compared to net income of $9,028,772 for the fiscal year ended December 31, 2010. In addition to the change in net income, higher ethanol and corn prices both contributed to significantly higher accounts receivable and inventory balances as of September 30, 2011.

Cash Flow From Investing Activities

We experienced a decrease in cash used in investing activities for the transition period ended September 30, 2011 compared to the fiscal year ended 2010. Cash used in investing activities was $797,378 for the transition period ended September 30, 2011 as compared to $1,071,740 to the fiscal year ended 2010. All of the cash used in investing activities in both 2011 and 2010 was for capital expenditures.

Cash Flow from Financing Activities

We had a decrease in cash used for financing activities for the transition period ended September 30, 2011 as compared to the fiscal year ended December 31, 2010. Cash used for financing activities was $3,497,355 for the transition period endedSeptember 30, 2011. This cash flow is payment on our long term debt.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent we expect operations to generate adequate cash flows to maintain operations.

The following table shows cash flows for the fiscal years ended December 31, 2010 and 2009:

	Year ended December 31,
	2010	2009
Net cash provided by operating activities	$13,086,271	$7,936,258
Net cash provided by (used in) investing activities	(1,071,740)	532,170
Net cash provided by (used in) financing activities	(15,425,056)	311,824

Cash Flow From Operations

Our net income increased significantly for our 2010 fiscal year compared to our 2009 fiscal year which increased the amount of cash provided by our operating activities during the 2010 period. This increase was primarily due to increased volumes, prices and margins of our products.

Cash Flow From Investing Activities

We used more cash for capital expenditures during our 2010 fiscal year compared to our 2009 fiscal year. For our 2010 fiscal year, our primary capital expenditures consisted of $1,207,000 which includes approximately $765,000 of investments into plant equipment and approximately $442,000 of construction in progress. For our 2009 fiscal year, we had minimal capital expenditures. Our only cash provided by investing activities during our 2010 fiscal year was approximately $135,000 from the disposal of a trackmobile loader and a mower. During our 2009 fiscal year we had approximately $764,000 provided by a sales tax refund on certain fixed assets. This tax refund was partially offset by cash used to make an investment in RPMG during our 2009 fiscal year.

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

Capital Expenditures

The Company currently has two capital projects in progress with approximately $540,000 incurred as of September 30, 2011. One of these projects is improvements to the plant's water treatment system and the other is installation of new bin sweeps in the plant's corn silos. We anticipate the completion of both of these projects to occur in the first quarter of fiscal 2012. The estimated total cost of these two projects is $750,000 and we anticipate being able to fund the balance of these capital projects from our operating cash flows. During the transition period ended September 30, 2011, the Company placed in service approximately $900,000 for capital projects with the majority of these costs related to the Company's alternative fuel burning capital project. The alternative fuel burning project was placed in service in early May 2011 and allows the Plant to burn alternative fuel along with its primary fuel source of coal, thereby reducing the Plant's coal usage. In October 2011, the Company entered into an agreement to purchase a corn oil extraction system with plans for the system to be installed and operational during the 2012 fiscal year. The total cost of this system is expected to be approximately $2.4 million dollars.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $7,000,000 available with a maturity date of April 2012. There were no amounts drawn on this line-of-credit as of September 30, 2011.

Long-Term Debt Sources

Our primary debt instruments are with First National Bank of Omaha (the “Bank”) and have a scheduled maturity date of April 2012. These debt instruments include fixed and variable rate notes and the Company has had preliminary conversations with the Bank about refinancing this debt but has not entered into a refinancing arrangement as of December 13, 2011.

The following table summarizes our long-term debt instruments with the Bank.

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated
Term Note	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	Quarterly Principal Payment Amounts	Notes
Fixed Rate Note	$18.3	$21.3	6.00%	6.00%	$641,000 - $654,000	1, 2, 3
2007 Fixed Rate Note	6.8	7.9	6.00%	6.00%	$237,000 - $242,000	1, 2, 3
Long-Term Revolving Note	—	—	6.00%	6.00%		1, 2, 3, 4

Notes

1 - The scheduled maturity date is April 2012. The Company plans to refinance this debt and is currently negotiating the refinance terms with its senior lender. The Company's senior lender has indicated they do not foresee any problems in refinancing this debt and the Company anticipates to receive a commitment letter with refinance terms from its senior lender in the second quarter of the Company's 2012 fiscal year.

2 - Range of estimated quarterly principal payments is based on principal balances and interest rates as of September 30, 2011.

3 - Interest rate based on 4.0% over three-month LIBOR with a 6% minimum, reset quarterly.

4 - Funds withheld from the plant's design builder (approx $4,100,000) which were previously set aside in a money market account were applied to the Long-Term Revolving Note in March 2010 pursuant to the terms of the 7th Amendment to our loan agreement with Bank.  Accordingly, those funds may ultimately be paid to the design builder depending upon the terms of any resolution of the dispute.

Interest Rate Swap Agreements

In December 2005, we entered into an interest rate swap transaction that effectively fixed the interest rate at 8.08% on the outstanding principal of the Fixed Rate Note. In December 2007, we entered into a second interest rate swap transaction that effectively fixed the interest rate at 7.695% on the outstanding principal of the December 2007 Fixed Rate Note.

Subordinated Debt

As part of our construction loan agreement, we entered into three separate subordinated debt agreements totaling $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8% at September 30, 2011 and December 31, 2010). Per the terms of the Mediated Settlement Agreement (the Agreement) the Company entered into in November 2010 with two parties holding subordinated debt agreements with the Company, interest on $4,000,000 of the subordinated debt continues to accrue subsequent to the date of the Agreement but is only due and payable if we fail to pass the Qualified Emissions Test as defined in the Agreement. The Company anticipates the Qualified Emissions Testing period to take place in the current fiscal year. Interest on the remaining $1,525,000 of subordinated debt is due and payable on a quarterly basis with a principal maturity date of April 16, 2012. The balance outstanding on all subordinated debt was $5,525,000 as of September 30, 2011 and December 31, 2010.

Letters of Credit

We issued two letters of credit in 2009 in conjunction with the issuance of certain grain warehouse and distilled spirits bonds. The letters of credit were issued in the amount of $500,000 and $250,000, respectively. The letters of credit are subject to a 2.0% quarterly commitment fee. The letters of credit remain outstanding at September 30, 2011.

Restrictive Covenants

We are subject to a number of covenants and restrictions in connection with our credit facilities, including:

•	Providing the Bank with current and accurate financial statements;

•	Maintaining certain financial ratios including minimum net worth, working capital and fixed charge coverage ratio;

•	Maintaining adequate insurance;

•	Making, or allowing to be made, any significant change in our business or tax structure; and

•	Limiting our ability to make distributions to members.

•	Maintain a threshold of capital expenditures

As of September 30, 2011 we are in compliance with our loan covenants.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2011:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *	$32,701,380	$32,701,380	$—	$—	$—
Corn Purchases **	11,846,684	11,846,684	—	—	—
Construction payable ***	4,091,170	4,091,170	—	—	—
Water purchases	2,336,800	406,400	812,800	812,800	304,800
Contractual obligations	1,325,000	1,325,000	—	—	—
Operating lease obligations	934,684	557,259	347,720	29,705	—
Coal purchases	377,550	377,550	—	—	—
Capital leases	289,076	201,094	87,982	—	—
Management Agreement	53,774	53,774	—	—	—
Total	$53,956,118	$51,560,311	$1,248,502	$842,505	$304,800
* - We used the rates fixed in the interest rate swap agreements (see “Interest Rate Swap Agreements” in Note 5 to our audited financial statements) for the Fixed Rate Note and December 2007 Fixed Rate Note, respectively which should account for possible net cash settlements on the interest rate swaps.
** - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2011 for basis contracts that had not yet been fixed.
*** - Includes approximately $3.9 million that is subject to the terms of a Mediated Settlement Agreement (the Agreement) entered into in November 2010 between the Company and the plant's Design Builder. The terms of the Agreement become enforceable upon the Company's ability to pass a Required Emissions Test as defined in the Agreement.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2011, but as of September 30, 2011 we have not received any instructions from the Industrial Commission.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles (“GAAP”).

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

As of September 30, 2011 we had approximately 1,725,000 bushels of corn under fixed price contracts.  Some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $444,000 was recorded.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates from holding revolving lines of credit and subordinated debt which bear variable interest rates. The interest rate on our senior debt has effectively been set at a fixed rate with the use of underlying interest rate swap agreements. As of September 30, 2011, we did not have any amounts drawn on our revolving lines of credit that exposes us to interest rate risk. Our subordinated debt bears variable interest rates and we had $5,525,000 outstanding in variable rate subordinated debt as of September 30, 2011. We anticipate that a hypothetical 1% change in the interest rate on our subordinated debt, from the rate in effect on September 30, 2011, would cause an adverse change to our income in the amount of approximately $44,200.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

We have audited the accompanying balance sheets of Red Trail Energy, LLC as of September 30, 2011 and December 31, 2010, and the related statements of operations, changes in members' equity, and cash flows for the nine months ended September 30, 2011 and each twelve-month period ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Trail Energy, LLC as of September 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for the nine months ended September 30, 2011 and each twelve-month period ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. PLLP

Minneapolis, Minnesota
December 13, 2011

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2011	December 31, 2010

Current Assets
Cash and equivalents	$4,672,997	$9,803,566
Restricted cash	—	1,328,359
Accounts receivable, primarily related party	6,304,409	4,498,101
Other receivables	1,520,697	134,199
Commodities derivative instruments, at fair value	—	49,262
Inventory	11,659,863	6,396,524
Prepaid expenses	160,105	82,489
Total current assets	24,318,071	22,292,500

Property, Plant and Equipment
Land	351,280	351,280
Land improvements	3,984,703	3,984,703
Buildings	5,317,814	5,317,283
Plant and equipment	80,731,194	79,671,534
Construction in progress	649,325	441,897
	91,034,316	89,766,697
Less accumulated depreciation	27,670,319	23,222,053
Net property, plant and equipment	63,363,997	66,544,644

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	725,660	442,809
Deposits	185,150	40,000
Total other assets	1,515,810	1,087,809

Total Assets	$89,197,878	$89,924,953
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2011	December 31, 2010

Current Liabilities
Accounts payable	$7,225,527	$8,026,184
Accrued expenses	2,710,116	2,318,741
Commodities derivative instruments, at fair value	21,062	—
Accrued loss on firm purchase commitments	444,000	—
Current maturities of long-term debt	30,831,502	8,924,747
Current portion of interest rate swaps, at fair value	827,887	1,181,483
Total current liabilities	42,060,094	20,451,155

Long-Term Liabilities
Notes payable	86,353	25,770,222
Long-term portion of interest rate swaps, at fair value	—	524,440
Contracts payable	275,000	275,000
Total long-term liabilities	361,353	26,569,662

Commitments and Contingencies	—	—

Members’ Equity	46,776,431	42,904,136

Total Liabilities and Members’ Equity	$89,197,878	$89,924,953
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Nine Month	Twelve-Month	Twelve-Month
	Transition Period Ended	Period Ended	Period Ended
	September 30, 2011	December 31, 2010	December 31, 2009
Revenues, primarily related party	$112,290,222	$109,895,184	$93,836,661

Cost of Goods Sold
Cost of goods sold	107,243,084	95,946,218	86,217,369
Lower of cost or market inventory adjustment	450,000	—	1,464,500
Loss on firm purchase commitments	444,000	—	169,000
Total Cost of Goods Sold	108,137,084	95,946,218	87,850,869

Gross Profit	4,153,138	13,948,966	5,985,792

General and Administrative Expenses	1,972,679	3,116,212	2,812,891

Operating Income	2,180,459	10,832,754	3,172,901

Other Income (Expense)
Interest income	43,259	37,297	470,055
Other income	3,225,574	1,358,731	706,620
Interest expense	(1,596,997)	(3,200,010)	(3,988,916)
Total other income (expense), net	1,671,836	(1,803,982)	(2,812,241)

Net Income	$3,852,295	$9,028,772	$360,660

Weighted Average Units Outstanding - Basic	40,193,973	40,193,973	40,191,494

Weighted Average Units Outstanding - Diluted	40,213,973	40,193,973	40,191,494

Net Income Per Unit - Basic and Diluted	$0.10	$0.22	$0.01

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Nine-Month Transition Period Ended September 30, 2011
Twelve-Month Periods December 31, 2010 and 2009

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Units	Amount	Total Member Equity

Balance - January 1, 2009	40,188,973	$37,810,408	$106,825	$(4,147,389)	185,000	$(210,839)	$33,559,005
Unit-based compensation	5,000	—	(50,000)	—	(5,000)	5,699	(44,301)
Net Income	—	—	—	360,660	—	—	360,660

Balance - December 31, 2009	40,193,973	37,810,408	56,825	(3,786,729)	180,000	(205,140)	33,875,364
Net Income	—	—	—	9,028,772	—	—	9,028,772

Balance - December 31, 2010	40,193,973	37,810,408	56,825	5,242,043	180,000	(205,140)	42,904,136
Unit-based compensation	—	—	20,000	—	—	—	20,000
Net Income	—	—	—	3,852,295	—	—	3,852,295

Balance - September 30, 2011	40,193,973	$37,810,408	$76,825	$9,094,338	180,000	$(205,140)	$46,776,431

(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Nine Month Transition Period Ended	Twelve-Month Period Ended	Twelve-Month Period Ended
	September 30, 2011	December 31, 2010	December 31, 2009
Cash Flows from Operating Activities
Net income	$3,852,295	$9,028,772	$360,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,448,266	5,874,232	5,893,180
Amortization and write-off of debt issuance costs	—	—	567,385
Loss on disposal of fixed assets	—	68,446	—
Lower of cost or market inventory adjustment	450,000	—	1,464,500
Change in fair value of derivative instruments	102,825	(18,829)	116,994
Equity-based compensation	20,000	—	(49,301)
Noncash patronage equity income	(282,851)	(250,602)	(75,911)
Unrealized loss on firm purchase commitments	444,000	—	169,000
Change in operating assets and liabilities:
Restricted cash - commodities derivatives account including settlements	578,359	888,654	31,778
Accounts receivable	(1,806,308)	(1,996,525)	61,920
Other receivables	(1,386,498)	—	—
Inventory	(5,713,339)	596,507	(6,699,739)
Prepaid expenses	(77,616)	113,150	4,244,174
Deposits	(145,150)	40,000	—
Accounts payable	(800,657)	420,882	2,053,648
Accrued expenses	412,437	(315,793)	789,433
Cash settlements on interest rate swap	(931,599)	(1,362,623)	(991,463)
Net cash provided by (used in) operating activities	(835,836)	13,086,271	7,936,258

Cash Flows from Investing Activities
Investment in RPMG	—	—	(169,110)
Refund of sales tax on fixed assets	—	—	763,630
Proceeds from disposal of fixed assets	—	134,845	—
Capital expenditures	(797,378)	(1,206,585)	(62,350)
Net cash (used in) provided by investing activities	(797,378)	(1,071,740)	532,170

Cash Flows from Financing Activities
Debt repayments	(4,247,355)	(15,425,056)	(2,516,684)
Proceeds from long-term debt	—	—	3,573,508
Restricted cash	750,000	—	(750,000)
Treasury units issued	—	—	5,000
Net cash (used in) provided by financing activities	(3,497,355)	(15,425,056)	311,824

Net Increase (Decrease) in Cash and Equivalents	(5,130,569)	(3,410,525)	8,780,252
Cash and Equivalents - Beginning of Period	9,803,566	13,214,091	4,433,839
Cash and Equivalents - End of Period	$4,672,997	$9,803,566	$13,214,091
Notes to Financial Statements are an integral part of this Statement.

	Nine Month Transition Period Ended	Twelve-Month Period Ended
	September 30, 2011	December 31, 2010	December 31, 2009
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,410,604	$2,739,854	$3,026,980
Noncash Investing and Financing Activities
Assets acquired under capital lease	$470,241	$—	$—
Capital expenditures included in accounts payable	$53,448	$—	$—
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”). The plant commenced production on January 1, 2007. Fuel grade ethanol and distillers grains are the Company's primary products. Both products are marketed and sold primarily within the continental United States.

Fiscal Reporting Period

Effective January 1, 2011, the Board of Governors approved a change in the Company's fiscal year of September 30 for reporting financial operations, as further discussed in Note 17.

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

Reclassifications

The presentation of certain items in the financial statements for the year ended December 31, 2010 have been changed to conform to the classifications used in 2011. The reclassifications had no effect on members' equity or net income as previously reported.

Restricted Cash

During June 2009, the Company was required to restrict cash for use as collateral on two letters of credit issued in relation to its distilled spirits and grain warehouse bonds. As of September 30, 2011 and December 31, 2010 , the total amount of restricted cash related to these bonds was $0 and $750,000, respectively. In 2011, $750,000 of restricted cash was released and $750,000 of the Company's operating line-of-credit was restricted to satisfy the collateral requirement for the letters of credit. At certain times, the Company also has restricted cash to meet its derivative hedge account requirements. The total amount of cash restricted in its hedge account at September 30, 2011 and December 31, 2010 was $0 and approximately $578,000 respectively.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates the fair value. The Company has money market funds in cash equivalents totaling $0 and $753,175 at September 30, 2011 and December 31, 2010, respectively.

The Company maintains its accounts at various financial institutions. At times throughout the year, the Company's cash and equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

Accounts Receivable and Concentration of Credit Risk

The Company generates accounts receivable from sales of ethanol and distillers grains. The Company has entered into agreements with RPMG, Inc. (“RPMG”) and CHS, Inc. (“CHS”) for the marketing and distribution of the Company's ethanol and dried distiller's grains, respectively. Under the terms of the marketing agreements, both RPMG and CHS bear the risk of loss of nonpayment by their customers. The Company markets its modified distiller's grains internally.

For sales of modified distiller's grains, credit is extended based on evaluation of a customer's financial condition and collateral is not required. Accounts receivable are due 30 days from the invoice date. Accounts outstanding longer than the contractual payment terms are considered past due. Internal follow up procedures are followed accordingly. Interest is charged on past due accounts.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of approximately $30,000 and $0 at September 30, 2011 and December 31, 2010, respectively.

The Company had a receivable in the amount of approximately $1,500,000 at September 30, 2011 related to the alternative fuel tax credit which was newly issued in 2011. The amount was included in other receivables at September 30, 2011 on the Company’s balance sheet.

Inventory

Corn is the primary raw material and, along with other raw materials and supplies, is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  Work in process and finished goods, which consists of ethanol and distillers grains produced, is stated at the lower of average cost or market.  Spare parts inventory is valued at lower of cost or market on a FIFO basis.

Patronage Equity

The Company receives, from certain vendors organized as cooperatives, patronage dividends, which are based on several criteria, including the vendor's overall profitability and the Company's purchases from the vendor. Patronage equity typically represents the Company's share of the vendor's undistributed current earnings which will be paid in either cash or equity interests to the Company at a future date. Because these patronage dividends are in return for the Company's current purchases, the Company records the value of these future payments using a discounting approach that incorporates interest and collection risk factors. Those patronage dividends to be paid in equity interests are recognized in the balance sheets at cost and analyzed for impairment at each period end.

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

Additionally the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain corn, ethanol and distiller's grain contracts that meet the requirement of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements, and therefore, are not marked to market in our financial statements.

Firm Purchase Commitments

The Company typically enters into fixed price contracts to purchase corn to ensure an adequate supply of corn to operate its plant. The Company will generally seek to use exchange traded futures, options or swaps as an offsetting economic hedge position. The Company closely monitors the number of bushels hedged using this strategy to avoid an unacceptable level of margin exposure. Contract prices are analyzed by management at each period end and, if necessary, valued at the lower of cost or market in the balance sheets.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

Revenues are shown net of any fees incurred under the terms of the Company's agreements for the marketing and sale of ethanol and related products.

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

The three levels of the fair value hierarchy are as follows:

·                  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

·                  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

·                  Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

nine-month period ended September 30, 2011 and the year ended December 31, 2010 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

The fair value of the Company's cash and equivalents, accounts receivable, accounts payable, and derivative instruments approximate their carrying value. The Company evaluated the fair value of its long-term debt and derivatives at September 30, 2011 and December 31, 2010 which is disclosed in Note 6. Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the period ended September 30, 2011 that would require adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

Earnings (Loss) Per Unit

Basic earnings (loss) per unit is calculated by dividing net earnings (loss) by the weighted average units outstanding during the period. Fully diluted earnings per unit is calculated by dividing net earnings by the weighted average member units and member unit equivalents outstanding during the period. For 2011, 2010 and 2009, the Company had 20,000, 0 and 0 member unit equivalents, respectively.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company recorded a liability of $47,000 as of December 31, 2010. During fiscal 2011, this liability was settled and paid off. Currently, the Company is not aware of any environmental liabilities identified as of September 30, 2011.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

2. CONCENTRATIONS

Coal

Coal is an important input to our manufacturing process. During the fiscal year ended September 30, 2011, we used approximately 63,000 tons of coal. We have entered into a two year agreement with Westmoreland Coal Sales Company (“Westmoreland”) to supply PRB coal through December 2011 and the Company does not anticipate any problems negotiating a renewal of this contract. The Company's intentions are to renew this supply agreement with its current coal supplier. We believe there is sufficient supply of coal from the PRB coal regions in Wyoming and Montana to meet our demand for PRB coal. In addition to coal, we could use natural gas as a fuel source if our coal supply is significantly interrupted. Because we are already operating on coal, we do not expect to need natural gas unless coal interruptions impact our operations.

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol. RPMG purchases 100% of the ethanol produced at our Plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 80% and 74% of the Company's outstanding trade receivables balance at September 30, 2011 and December 31, 2010, respectively. Approximately 84%, 84%, and 83% of revenues are comprised of sales to RPMG for the nine months ended September 30, 2011 and the years ended December 31, 2010 and 2009, respectively.

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

The following table presents notional amounts and derivative contracts outstanding:

As of:	September 30, 2011				December 31, 2010
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	10	50,000	bushels	$(21,062)	237	1,185,000	bushels	$49,262
Total fair value				$(21,062)				$49,262
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

Interest Rate Contracts

The Company had approximately $25.1 million and $27.7 million of notional amount outstanding in interest rate swap agreements, as of September 30, 2011 and December 31, 2010, respectively, that exchange variable interest rates (three-month LIBOR) for fixed interest rates over the terms of the agreements. At September 30, 2011 and December 31, 2010, the fair value of the interest rate swaps totaled approximately $0.8 million and $1.7 million, respectively, and are recorded as a liability on the balance sheets. These agreements are not designated as effective hedges for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense. The swaps mature in April 2012.

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2011 and December 31, 2010:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2011	Asset	Liability
Commodity derivative instruments, at fair value	$—	$21,062
Interest rate swaps, at fair value	—	827,887
Total derivatives not designated as hedging instruments for accounting purposes	$—	$848,949

Balance Sheet - as of December 31, 2010	Asset	Liability
Commodity derivative instruments, at fair value	$49,262	$—
Interest rate swaps, at fair value	—	1,705,923
Total derivatives not designated as hedging instruments for accounting purposes	$49,262	$1,705,923

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the nine months ended September 30, 2011	Amount of gain (loss) recognized in income during the year ended December 31, 2010	Amount of gain (loss) recognized in income during the year ended December 31, 2009
Corn derivative instruments	Cost of Goods Sold	$(1,086,381)	$(1,826,268)	$(474,643)
Ethanol derivative instruments	Revenue	—	1,830,306	(1,561,940)
Interest rate swaps	Interest Expense	(53,562)	(707,859)	(490,619)
Total		$(1,139,943)	$(703,821)	$(2,527,202)

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

4. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of September 30, 2011 and December 31, 2010 were as follows:

As of	September 30, 2011	December 31, 2010
Raw materials, including corn, chemicals and supplies	$7,843,358	$3,531,671
Work in process	1,276,576	907,967
Finished goods, including ethanol and distillers grains	1,480,899	1,180,857
Spare parts	1,059,030	776,029
Total inventory	$11,659,863	$6,396,524

Lower of cost or market adjustments for the nine months ended September 30, 2011 and the year ended December 31, 2010 and 2009 were as follows:

	For the nine months ended September 30, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Loss on firm purchase commitments	$444,000	$—	$169,000
Loss on lower of cost or market adjustment for inventory on hand	450,000	—	1,464,500
Total loss on lower of cost or market adjustments	$894,000	$—	$1,633,500

The Company has entered into fixed forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract price approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2011, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was higher than market price. Based on this information, the Company accrued an estimated loss on firm purchase commitments of $444,000 for the nine months ended September 30, 2011. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the lower of cost or market impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $450,000 for the nine months ended September 30, 2011 and $0 and $1,464,500 for the years ended December 31, 2010 and 2009, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market inventory adjustment” on the statement of operations.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

5. BANK FINANCING

As of	September 30, 2011	December 31, 2010
Notes payable under loan agreement to bank	$25,116,771	$29,160,099
Subordinated notes payable	5,525,000	5,525,000
Capital lease obligations (Note 6)	276,084	9,870
Total Long-Term Debt	30,917,855	34,694,969
Less amounts due within one year	30,831,502	8,924,747
Total Long-Term Debt Less Amounts Due Within One Year	$86,353	$25,770,222

Market value of interest rate swaps	$827,887	$1,705,923
Less amounts due within one year	827,887	1,181,483
Total Interest Rate Swaps Less Amounts Due Within One Year	$—	$524,440

Scheduled maturities for the twelve months ending September 30
	Interest rate swaps	Long-term debt	Totals

2012	$827,887	$30,831,502	$31,659,389
2013	—	84,189	84,189
2014	—	2,164	2,164
Total	$827,887	$30,917,855	$31,745,742

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

As of September 30, 2011, the Company was in compliance with all of its debt covenants.

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

Interest Expense	For the nine months ended September 30, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Interest expense on long-term debt	$1,543,435	$2,492,149	$3,498,297
Change in fair value of interest rate swaps	(878,037)	(654,762)	(500,844)
Net settlements on interest rate swaps	931,599	1,362,623	991,463
Total interest expense	$1,596,997	$3,200,010	$3,988,916

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

Construction Loan
The Company has three long-term notes (collectively the “Term Notes”) in place as of September 30, 2011 and December 31, 2010. Three of the notes were established in conjunction with the termination of the original construction loan agreement on April 16, 2007. Each note has specific interest rates and terms as described below. Based on the terms of the security agreement, the debt is secured by substantially all of the assets of the Company.

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated Quarterly Principal Payment Amounts
Term Note	September 31, 2011	December 31, 2010	September 31, 2011	December 31, 2010		Notes
Fixed Rate Note	$18.30	$21.30	6.00%	6.00%	$641,000 - $654,000	1, 2, 3
2007 Fixed Rate Note	6.80	7.90	6.00%	6.00%	$237,000 - $242,000	1, 2, 3
Long-Term Revolving Note	0.00	0.00	6.00%	6.00%	—	1, 2, 3, 4

Notes
1 - The scheduled maturity date is April 2012.
2 - Range of estimated quarterly principal payments is based on principal balances and interest rates as of September 30, 2011.
3 - Interest rate based on 4.0% over three-month LIBOR with a 6% minimum, reset quarterly.
4 - Upon execution of the 7th Amendment to the construction loan agreement in March 2010, amount available to borrow on this revolving note is reduced until available amount equals $4.1m. As of September 30, 2011, amount available was $4.1m, all of which is restricted.

Revolving Line of Credit
The Company has a $7,000,000 line of credit agreement with its bank subject to certain borrowing base limitations with a maturity date of April 16, 2012. $750,000 of this line of credit is restricted. Outstanding borrowings on the line-of-credit accrue interest at the greater of the three-month LIBOR plus 400 basis points or 5%. The Company has no outstanding borrowings on this line of credit at September 30, 2011 or December 31, 2010.

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

Letters of Credit
During 2009, the Company was issued $750,000 in letters of credit from the Bank in conjunction with the issuance of two bonds required for operations. There is no expiration date on the letters of credit and the Company does not anticipate the Bank having to advance any funds under these letters of credit. The letters of credit are subject to a 2.0% quarterly commitment fee.

Subordinated Debt
As part of the construction loan agreement, the Company entered into three separate subordinated debt agreements totaling approximately $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate which totaled 8.0% at September 30, 2011 and December 31, 2010. Per the terms of the Mediated Settlement Agreement (the Agreement) (Note 10) interest on $4,000,000 of the subordinated debt continues to accrue subsequent to the November 8, 2010 date of the Agreement but is only due and payable if the Company fails to pass the Qualified Emissions Test as defined in the Agreement. Interest on the remaining $1,525,000 of subordinated debt is due and payable on a quarterly basis with a principal maturity date of April 16, 2012. The balance outstanding on all subordinated debt was $5,525,000 as of September 30, 2011 and December 31, 2010, respectively.

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2011	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$21,062	$21,062	$21,062	$—	$—
Interest rate swaps	827,887	827,887	—	827,887	—
Total	$848,949	$848,949	$21,062	$827,887	$—

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2010	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$49,262	$49,262	$49,262	$—	$—
Liabilities
Interest rate swaps	$1,705,923	$1,705,923	$—	$1,705,923	$—

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at September 30, 2011 and December 31, 2010 approximated the carrying value of approximately $30.9 and $34.7 million, respectively. Fair value was estimated using estimated variable market interest rates as of September 30, 2011. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

7. LEASES

The Company leases equipment under operating and capital leases through June 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $445,000 for the nine months ended September 30, 2011 and $546,000 and $506,000 for the years ended December 31, 2010 and 2009, respectively. Equipment under capital leases consists of office equipment and plant equipment.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

Equipment under capital leases is as follows at:

As of	September 30, 2011	December 31, 2010
Equipment	$483,217	$12,976
Less accumulated amortization	(5,839)	(3,893)
Net equipment under capital lease	$477,378	$9,083

At September 30, 2011, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending September 30:

	Operating Leases	Capital Leases
2012	$557,259	$201,094
2013	243,260	85,746
2014	104,460	2,236
2015	29,705	—
Thereafter	—	—
Total minimum lease commitments	$934,684	289,076
Less amount representing interest		(12,992)
Present value of minimum lease commitments included in liabilities on the balance sheet		$276,084

8. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2011 and December 31, 2010 there were 40,193,973 units issued and outstanding. The Company also held a total of 180,000 treasury units as of September 30, 2011 and December 31, 2010.

In July 2011, the Company entered into an equity grant agreement with its Chief Financial Officer for the grant of 100,000 units. The units will be issued on a five year vesting schedule with the first units awarded on October 1, 2011. Compensation expense related to this award will be recognized over the period of service. Compensation expense of $20,000 relating to this equity grant agreement was recorded for the nine month period ended September 30, 2011. The compensation expense was determined using the fair value of the underlying units at the grant date.

Total units authorized are 40,373,973 as of September 30, 2011 and December 31, 2010.

9. GRANTS

In 2006, the Company entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. The Company received $275,000 from this grant during 2006 with this amount currently shown in the liability section of the Company's Balance Sheet as Contracts Payable. Because the Company has not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, it expects to have to repay the grant and is awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin in fiscal 2012.

The Company has entered into an agreement with Job Service North Dakota for a new jobs training program. This program provides incentives to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training. The Company is eligible to receive up to approximately

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

$270,000 over ten years. The Company received and earned approximately $29,000 and $36,000 for the nine month period ended September 30, 2011 and the year ended December 31, 2010, respectively.

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2011, the Company had various fixed price contracts for the purchase of approximately 1,725,000 bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $11.8 million related to the 1,725,000 bushels under contract.

Construction in progress

The Company had construction in progress of approximately $649,000 at September 30, 2011 relating to two capital projects: One being improvements to the plant's water filtration system and the other being replacement of the plant's bin sweeps. The Company anticipates that both of these projects will be completed during the first quarter of fiscal year 2012 for a total combined cost of approximately $750,000.

Design Build Contract
The Company signed a Design-Build Agreement with Fagen, Inc. (“Fagen”) in September 2005 to design and build the ethanol plant at a total contract price of approximately $77 million. The Company has remaining payments under this Design-Build Agreement of approximately $3.9 million. This payment has been withheld pending satisfactory resolution of a punch list of items including a major issue with the coal combustor experienced during start up. In November 2010, the Company executed a Mediated Settlement Agreement (the Agreement) with Fagen whereby the terms of the Agreement become enforceable upon the Company's ability to pass a Required Emissions Test (the Test) as defined in the Agreement. The Company did not pass the Test in the nine month period ended September 30, 2011 and is currently working towards meeting the terms of the Test during the first or second quarter of the Company's 2012 fiscal year. Additionally, there will be certain payments to third parties and releases received by the Company from third parties once the Test is achieved. At September 30, 2011 and December 31, 2010, an amount equal to the $3.9 million withheld from Fagen has been applied towards the Company's long-term debt and has been restricted by the Company's senior lender until such time that the financial terms of the Agreement become effective.

11. DEFINED BENEFIT CONTRIBUTION PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $56,000 to the 401k plan for the nine month period ended September 30, 2011.

Prior to January 1, 2011, the Company matched employee contributions up to 3% of employee's gross income to a simple IRA retirement plan. The Company contributed approximately $57,000 and $48,000 to the IRA plan for the years ended December 31, 2010 and 2009, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

		September 30, 2011	December 31, 2010
Balance Sheet
Accounts receivable		$5,392,559	$3,821,873
Accounts payable		757,460	725,184

	For the nine months ended September 30, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Statement of Operations
Revenues	$96,730,967	$92,533,888	$82,162,189
Cost of goods sold	2,057,245	3,317,920	2,854,692
General and administrative	60,804	114,614	470,906

Inventory Purchases	$7,984,774	$6,112,139	$6,996,695

13. INCOME TAXES
The difference between financial statement basis and tax basis of assets are as follows:

	September 30, 2011 (estimate)	December 31, 2010

Financial Statement Basis of Assets	$89,197,878	$89,924,953
Organization and start-up costs	3,692,743	4,087,843
Allowance for doubtful accounts	30,109	—
Inventory and compensation	50,000	30,225
Net book value of property, plant and equipment	(35,155,455)	(34,299,928)
Book to tax derivative difference	—	49,262
Income Tax Basis of Assets	$57,815,275	$59,792,355

Financial Statement Basis of Liabilities	$42,421,447	$46,976,008
Interest rate swap	(827,887)	(1,705,923)
Purchase commitments	(444,000)	—
Book to tax derivative difference	(21,063)	—
Income Tax Basis of Liabilities	$41,128,497	$45,270,085

14. SUBSEQUENT EVENTS

In October 2011, the Company entered into an agreement to purchase a corn oil extraction system with plans for the system to be installed and operational during the 2012 fiscal year. The total cost of this system is expected to be approximately $2.4 million dollars.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

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

The Company anticipates that the results of operations into fiscal 2012 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, and demand for corn from the ethanol industry.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Nine-Month Transition Period Ended September 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,953,093	$35,142,332	$45,194,797	N/A
Gross profit	998,644	277,220	2,877,274	N/A
Operating income (loss)	321,889	(340,688)	2,199,258	N/A
Net income (loss)	(149,257)	213,875	3,787,677	N/A
Net income per unit-basic and diluted	—	0.01	0.09	N/A

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$28,886,891	$22,518,058	$27,737,274	$30,752,961
Gross profit	3,707,899	579,134	4,774,362	4,887,571
Operating income (loss)	3,067,744	(7,038)	3,976,025	3,796,023
Net income (loss)	2,984,492	(773,587)	3,534,146	3,283,721
Net income (loss) per unit-basic and diluted	0.07	(0.02)	0.08	0.08

Year ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$20,895,613	$23,632,831	$25,247,196	$24,061,021
Gross profit	(6,964)	(394,550)	3,120,074	3,267,232
Operating income (loss)	(787,973)	(1,095,887)	2,361,585	2,695,176
Net income (loss)	(2,050,974)	(1,259,653)	1,829,319	1,841,968
Net income (loss) per unit-basic and diluted	(0.05)	(0.03)	0.05	0.05
The above quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2011
AND THE YEAR ENDED DECEMBER 31, 2010

17.    CHANGE IN FISCAL REPORTING PERIOD

Effective January 1, 2011, the Board of Governors approved a change in our fiscal year and changed the fiscal year end to September 30 for reporting financial operations. As a result of this change, our audited statements of operations, changes in members equity and cash flows presented herein include the two previous years ended December 31, 2010 and 2009, and the nine-month transition period ended September 30, 2011.

The below table provides a comparative of the 2011, 2010, and 2009 nine-month period ended for comparative purposes.

	Transition Period Ended September 30, 2011		Nine Month Period Ended September 30, 2010 (unaudited)		Nine Month Period Ended September 30, 2009(unaudited)
Statement of Operations Data	Amount	%	Amount	%	Amount	%
Revenues	$112,290,222	100.00%	$79,142,223	100.00%	$69,775,640	100.00%
Cost of Goods Sold	108,137,084	96.30	70,080,830	88.55	67,057,080	96.10
Gross Profit	4,153,138	3.70	9,061,393	11.45	2,718,560	3.90
General and Administrative Expenses	1,972,679	1.76	2,024,673	2.56	2,240,835	3.21
Operating Income	2,180,459	1.94	7,036,720	8.89	477,725	0.68
Other Income (Expense)	1,671,836	1.49	(1,291,670)	(1.63)	(1,959,033)	(2.81)
Net Income (Loss)	$3,852,295	3.43%	$5,745,050	7.26%	$(1,481,308)	(2.12)%

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2011, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management's Transition Report on Internal Control Over Financial Reporting.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment.

Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2011.

This transition report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this transition report.

ITEM 9B.    OTHER INFORMATION

In July 2011 the Company entered into an equity grant agreement with its Chief Financial Officer for the grant of 100,000 units. The units will be issued based on a five year vesting schedule with the first units awarded on October 1, 2011. Compensation expense related to this award will be recognized over the period of service related to the units. Compensation expense of approximately $20,000 was incurred for the transition period ended September 30, 2011.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2012 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2011 fiscal year end. This proxy statement is referred to in this report as the 2012 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 30 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization, as filed with the North Dakota Secretary of State on July 16, 2003.		Filed as Exhibit 3.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
3.2	Amended and Restated Operating Agreement of Red Trail Energy, LLC.		Filed as exhibit 3.1 to our Current Report on Form 8-K on August 6, 2008. (000-52033) and incorporated by reference herein.
4.1	Membership Unit Certificate Specimen.		Filed as Exhibit 4.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
4.2	Member Control Agreement of Red Trail Energy, LLC.		Filed as Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.1
The Burlington Northern and Santa Fe Railway Company Lease of Land for Construction/ Rehabilitation of Track made as of May 12, 2003 by and between The Burlington Northern and Santa Fe Railway Company and Red Trail Energy, LLC.
Filed as Exhibit 10.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.2	Management Agreement made and entered into as of December 17, 2003 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC.		Filed as Exhibit 10.2 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.3	Development Services Agreement entered into as of December 17, 2003 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC.		Filed as Exhibit 10.3 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.4	The Burlington Northern and Santa Fe Railway Company Real Estate Purchase and Sale Agreement with Red Trail Energy, LLC, dated January 14, 2004.		Filed as Exhibit 10.4 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.5	Warranty Deed made as of January 13, 2005 between Victor Tormaschy and Lucille Tormaschy, Husband and Wife, as Grantors, and Red Trail Energy, LLC, as Grantee.		Filed as Exhibit 10.8 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.6	Warranty Deed made as of July 11, 2005 between Neal C. Messer and Bonnie M. Messer, Husband and Wife, as Grantors, and Red Trail Energy, LLC, as Grantee.		Filed as Exhibit 10.9 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.7	Agreement for Electric Service made the dated August 18, 2005, by and between West Plains Electric Cooperative, Inc. and Red Trail Energy, LLC.		Filed as Exhibit 10.10 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.8	Lump Sum Design-Build Agreement between Red Trail Energy, LLC, and Fagen, Inc. dated August 29, 2005.		Filed as Exhibit 10.12 to the registrant's registration statement on Form 10-12G/A-3 (000-52033) and incorporated by reference herein.
10.9	Construction Loan Agreement dated as of the December 16, 2005 by and between Red Trail Energy, LLC, and First National Bank of Omaha.		Filed as Exhibit 10.14 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.10	Construction Note for $55,211,740.00 dated December 16, 2005, between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.		Filed as Exhibit 10.15 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.11	International Swap Dealers Association, Inc. Master Agreement dated as of December 16, 2005, signed by First National Bank of Omaha and Red Trial Energy, LLC.		Filed as Exhibit 10.18 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.12	Security Agreement and Deposit Account Control Agreement made December 16, 2005, by and among First National Bank of Omaha, Red Trail Energy, LLC, and Bank of North Dakota.		Filed as Exhibit 10.19 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

10.13	Security Agreement given as of December 16, 2005, by Red Trail Energy, LLC, to First National Bank of Omaha.	Filed as Exhibit 10.20 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.14
Control Agreement Regarding Security Interest in Investment Property, made as of December 16, 2005, by and between First National Bank of Omaha, Red Trail Energy, LLC, and First National Capital Markets, Inc.
Filed as Exhibit 10.21 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.15	Loan Agreement between Greenway Consulting, LLC, and Red Trail Energy, LLC, dated February 26, 2006.	Filed as Exhibit 10.22 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.16	Promissory Note for $1,525,000.00, dated February 28, 2006, given by Red Trail Energy, LLC, to Greenway Consulting, LLC.	Filed as Exhibit 10.23 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.17	Loan Agreement between ICM Inc. and Red Trail Energy, LLC, dated February 28, 2006.	Filed as Exhibit 10.24 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.18	Promissory Note for $3,000,000.00, dated February 28, 2006, given by Red Trail Energy, LLC, to ICM Inc.	Filed as Exhibit 10.25 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.19	Loan Agreement between Fagen, Inc. and Red Trail Energy, LLC, dated February 28, 2006.	Filed as Exhibit 10.26 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.20	Promissory Note for $1,000,000.00, dated February 28, 2006, given by Red Trail Energy, LLC, to Fagen, Inc.	Filed as Exhibit 10.27 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.21
Southwest Pipeline Project Raw Water Service Contract, executed by Red Trail Energy, LLC, on March 8, 2006, by the Secretary of the North Dakota State Water Commission on March 31, 2006, and by the Chairman of the Southwest Water Authority on April 2, 2006.
Filed as Exhibit 10.28 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.22	Contract dated April 26, 2006, by and between the North Dakota Industrial Commission and Red Trail Energy, LLC.	Filed as Exhibit 10.29 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.23	Subordination Agreement, dated May 16, 2006, among the State of North Dakota, by and through its Industrial Commission, First National Bank and Red Trail Energy, LLC.	Filed as Exhibit 10.30 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.24	Firm Gas Service Extension Agreement, dated June 7, 2006, by and between Montana-Dakota Utilities Co. and Red Trail Energy, LLC.	Filed as Exhibit 10.31 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.25	First Amendment to Construction Loan Agreement dated August 16, 2006 by and between Red Trail Energy, LLC and First National Bank of Omaha.	Filed as Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.26	Security Agreement and Deposit Account Control Agreement effective August 16, 2006 by and among First National Bank of Omaha and Red Trail Energy, LLC.	Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.27	Equity Grant Agreement dated September 8, 2006 by and between Red Trail Energy, LLC and Mickey Miller.	Filed as Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.28	Option to Purchase 200,000 Class A Membership Units of Red Trail Energy, LLC by Red Trail Energy, LLC from North Dakota Development Fund and Stark County dated December 11, 2006.	Filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.29	Audit Committee Charter adopted April 9, 2007.	Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.30	Senior Financial Officer Code of Conduct adopted March 28, 2007.	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.31	Long Term Revolving Note for $10,000,000, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033) and incorporated by reference herein.
10.32	Variable Rate Note for $17,065,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033).
10.33	Fixed Rate Note for $27,605,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033) and incorporated by reference herein.
10.34	$3,500,000 Revolving Promissory Note given by the Company to First National Bank of Omaha dated July 18, 2007.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (000-52033) and incorporated by reference herein.
10.35	Second Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated July 18, 2007.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (000-52033) and incorporated by reference herein.
10.36	Third Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated November 15, 2007.	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.37	Fourth Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated December 11, 2007.	Filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.38	Interest Rate Swap Agreement by and between the Company and First National Bank of Omaha dated December 11, 2007.	Filed as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.39	Member Ethanol Fuel Marketing agreement by and between Red Trail Energy, LLC and RPMG, Inc dated January 1, 2008.	Filed as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.40	Contribution Agreement by and between Red Trail Energy, LLC and Renewable Products Marketing Group, LLC dated January 1, 2008.	Filed as Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.41	Coal Sales Order by and between Red Trail Energy, LLC and Westmoreland Coal Sales Company dated December 5, 2007.	Filed as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.42	Distillers Grain Marketing Agreement by and between Red Trail Energy, LLC and CHS, Inc dated March 10, 2008.	Filed as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.43	Assignment and Assumption Agreement dated April 1, 2008, by and between Commodity Specialist Company and Red Trail Energy, LLC.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (000-52033) and incorporated by reference herein.
10.44	$3,500,000 Revolving Promissory Note given by the Company to First National Bank of Omaha dated July 19, 2008.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (000-52033) and incorporated by reference herein.
10.45	Fifth Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated July 19, 2008.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (000-52033) and incorporated by reference herein.
10.46	Employment Agreement dated August 8, 2008 by and between Red Trail Energy, LLC and Mark Klimpel.	Filed as exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2008 (000-52033) and incorporated by reference herein.
10.47	Amended and Restated Member Control Agreement of Red Trail Energy, LLC.	Filed as exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 1, 2009 (000-52033) and incorporated by reference herein.

10.48	Sixth Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha effective date April 16, 2009.		Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 2, 2009 (000-52033) and incorporated by reference herein.
10.49	Coal Sales Order by and between Red Trail Energy, LLC and Westmoreland Coal Sales Company dated November 5, 2009.		Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (000-52033) and incorporated by reference herein.
10.50	Amended and Restated Management Agreement made and entered into as of September 10, 2009 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC.		Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (000-52033) and incorporated by reference herein.
10.51	Seventh Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated March 1, 2010.		Filed as Exhibit 10.51 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (000-52033) and incorporated by reference herein.
10.52	Employment Agreement between Red Trail Energy, LLC and Gerald Bachmeier dated July 8, 2010.		Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (000-52033) and incorporated by reference herein.
10.53	Mediated Settlement Agreement between Red Trail Energy, LLC, Fagen, Inc. and Fagen Engineering, LLC, and ICM, Inc. dated November 8, 2010. +		Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2010 (000-52033) and incorporated by reference herein.
10.54	Eight Amendment to Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated November 15, 2010.		Filed as Exhibit 10.54 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.55	Revolving Promissory Note between First National Bank of Omaha and Red Trail Energy, LLC dated November 15, 2010.		Filed as Exhibit 10.55 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.56	Letter Agreement between Greenway Consulting, LLC and Red Trail Energy, LLC dated January 13, 2011.		Filed as Exhibit 10.56 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.57	Ninth Amendment to Construction Loan Agreement dated June 1, 2011 by and between Red Trail Energy, LLC and First National Bank of Omaha.		Filed as Exhibit 99.1 to our Current Report on Form 8-K dated June 1, 2011 (000-52033) and incorporated by reference herein.
10.58	First Amended and Restated Revolving Promissory Note dated June 1, 2011 by and between Red Trail Energy, LLC and First National Bank of Omaha.		Filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 1, 2011 (000-52033) and incorporated by reference herein.
10.59	Equity Grant Agreement between Kent Anderson and Red Trail Energy, LLC dated July 1, 2011.		Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended June 30, 2011 (000-52033) and incorporated by reference herein.
10.60	Corn Oil Separation System Agreement between Solution Recovery Services, LLC and Red Trail Energy, LLC dated October 6, 2011. +	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

101
The following financial information from Red Trail Energy, LLC's Annual Report on Form 10-K for the transition period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Statements of Operations for the transition period ended September 30, 2011 and fiscal year ended December 31, 2010 and 2009, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the transition period ended September 30, 2011 and fiscal year ended December 31, 2010 and 2009, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
(X) Filed herewith.
(**) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 13, 2011	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 13, 2011	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 13, 2011	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 13, 2011	/s/ Kent Anderson
Kent Anderson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 13, 2011	/s/ Mike Appert
Mike Appert, Chairman and Governor

Date:	December 13, 2011	/s/ Tim Meuchel
Tim Meuchel, Vice Chairman and Governor

Date:	December 13, 2011	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 13, 2011	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 13, 2011	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 13, 2011	/s/ Sid Mauch
Sid Mauch, Governor

Date:	December 13, 2011	/s/ William A. Price
William A. Price, Governor