Form 10-Q
period 2011-12-31
RED TRAIL ENERGY, LLC
filed 2012-02-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2011

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

As of February 14, 2012, there were 40,193,973 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2011	September 30, 2011
	(Unaudited)
Current Assets
Cash and equivalents	$7,843,233	$4,672,997
Accounts receivable, primarily related party	4,908,921	6,304,409
Other receivables	1,342,057	1,520,697
Commodities derivative instruments, at fair value	3,425	—
Inventory	11,985,474	11,659,863
Prepaid expenses	93,271	160,105
Total current assets	26,176,381	24,318,071

Property, Plant and Equipment
Land	351,280	351,280
Land improvements	4,023,408	3,984,703
Buildings	5,459,632	5,317,814
Plant and equipment	81,519,734	80,731,194
Construction in progress	704,421	649,325
	92,058,475	91,034,316
Less accumulated depreciation	28,532,322	27,670,319
Net property, plant and equipment	63,526,153	63,363,997

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	725,660	725,660
Deposits	40,150	185,150
Total other assets	1,370,810	1,515,810

Total Assets	$91,073,344	$89,197,878

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2011	September 30, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$10,626,472	$7,225,527
Accrued expenses	4,442,467	2,710,116
Commodities derivative instruments, at fair value	—	21,062
Accrued loss on firm purchase commitments	231,000	444,000
Current maturities of long-term debt	26,655,329	30,831,502
Interest rate swaps, at fair value	403,731	827,887
Total current liabilities	42,358,999	42,060,094

Long-Term Liabilities
Notes payable	37,164	86,353
Contracts payable	275,000	275,000
Total long-term liabilities	312,164	361,353

Commitments and Contingencies	—	—

Members’ Equity	48,402,181	46,776,431

Total Liabilities and Members’ Equity	$91,073,344	$89,197,878

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$37,427,000	$30,752,961

Cost of Goods Sold
Cost of goods sold	36,330,308	25,865,389
Lower of cost or market inventory adjustment	140,754	—
Total Cost of Goods Sold	36,471,062	25,865,389

Gross Profit	955,938	4,887,572

General and Administrative Expenses	675,307	1,091,547

Operating Income	280,631	3,796,025

Other Income (Expense)
Interest income	14,233	12,820
Other income	1,800,685	45,878
Interest expense	(474,799)	(571,001)
Total other income (expense), net	1,340,119	(512,303)

Net Income	$1,620,750	$3,283,722

Basic and diluted for each:

Weighted Average Units Outstanding	40,213,973	40,193,973

Net Income Per Unit	$0.04	$0.08

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows

	Three Months Ended	Three Months Ended
	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$1,620,750	$3,283,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	862,003	1,470,598
Change in fair value of derivative instruments	(26,025)	(217,022)
Equity-based compensation	5,000	—
Lower of cost or market inventory adjustment	140,754	—
Noncash patronage equity	—	(132,819)
Change in operating assets and liabilities:
Restricted cash	—	(44,947)
Accounts receivable	1,395,488	(726,160)
Other receivables	178,640	(134,199)
Inventory	(466,365)	(846,478)
Prepaid expenses	66,834	2,908
Other assets	145,000	—
Accounts payable	3,400,945	1,468,372
Accrued expenses	1,519,351	559,441
Cash settlements on interest rate swap	(422,618)	(316,060)
Net cash provided by operating activities	8,419,757	4,367,356

Cash Flows from Investing Activities
Capital expenditures	(1,024,159)	(509,274)
Net cash used in investing activities	(1,024,159)	(509,274)

Cash Flows from Financing Activities
Debt repayments	(4,225,362)	(815,331)
Net cash used in financing activities	(4,225,362)	(815,331)

Net Increase in Cash and Equivalents	3,170,236	3,042,751
Cash and Equivalents - Beginning of Period	4,672,997	6,760,815
Cash and Equivalents - End of Period	$7,843,233	$9,803,566

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	$416,164	$635,964

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2011

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the nine-month period ended September 30, 2011, contained in the Company's Transition Report on Form 10-KT.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012.

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

As of:	December 31, 2011 (unaudited)				September 30, 2011
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	30	150,000	bushels	$3,425	10	50,000	bushels	$(21,062)
Total fair value				$3,425				$(21,062)
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2011

Interest Rate Contracts

The Company had approximately $17.7 million and $25.1 million of notional amount outstanding in interest rate swap agreements, as of December 31, 2011 and September 30, 2011, respectively, that exchange variable interest rates (three-month LIBOR) for fixed interest rates over the terms of the agreements. At December 31, 2011 and September 30, 2011, the fair value of the interest rate swaps totaled approximately $404,000 and $828,000, respectively, and are recorded as a liability on the balance sheets. These agreements are not designated as effective hedges for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense. The Company terminated one of the swap agreements in December 2011. The remaining swap agreement matures in April 2012.

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2011 and September 30, 2011:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2011 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$3,425	$—
Interest rate swaps, at fair value	—	403,731
Total derivatives not designated as hedging instruments for accounting purposes	$3,425	$403,731

Balance Sheet - as of September 30, 2011	Asset	Liability
Commodity derivative instruments, at fair value	$—	$21,062
Interest rate swaps, at fair value	—	827,887
Total derivatives not designated as hedging instruments for accounting purposes	$—	$848,949

Gain (loss)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended December 31, 2011 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2010 (unaudited)
Ethanol derivative instruments	Revenues	$—	$(166,025)
Corn derivative instruments	Cost of Goods Sold	(165,808)	(212,582)
Interest rate swaps	Interest Expense	1,537	(9,216)
Total		$(164,271)	$(387,823)

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of December 31, 2011 and September 30, 2011 were as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2011

As of	December 31, 2011 (unaudited)	September 30, 2011
Raw materials, including corn, chemicals and supplies	$8,234,693	$7,843,358
Work in process	1,143,451	1,276,576
Finished goods, including ethanol and distillers grains	1,414,040	1,480,899
Spare parts	1,193,290	1,059,030
Total inventory	$11,985,474	$11,659,863

Lower of cost or market adjustments for the three months ended December 31, 2011 and 2010 were as follows:

	For the three months ended December 31, 2011 (unaudited)	For the three months ended December 31, 2010 (unaudited)
Loss on lower of cost or market adjustment for inventory on hand	$140,754	$—

The Company recorded inventory valuation impairments of $140,754 and $0 for the three months ended December 31, 2011 and 2010, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statement of operations.

4. BANK FINANCING

As of	December 31, 2011 (unaudited)	September 30, 2011
Notes payable under loan agreement to bank	$20,937,942	$25,116,771
Subordinated notes payable	5,525,000	5,525,000
Capital lease obligations (Note 6)	229,551	276,084
Total Long-Term Debt	26,692,493	30,917,855
Less amounts due within one year	26,655,329	30,831,502
Total Long-Term Debt Less Amounts Due Within One Year	$37,164	$86,353

Market value of interest rate swaps	$403,731	$827,887
Less amounts due within one year	403,731	827,887
Total Interest Rate Swaps Less Amounts Due Within One Year	$—	$—

Scheduled maturities for the twelve months ending December 31:
	Interest rate swaps	Long-term debt	Totals

2012	$403,731	$26,655,329	$27,059,061
2013	—	35,796	35,796
2014	—	1,367	1,367
Thereafter	—	—	—
Total	$403,731	$26,692,493	$27,096,224

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2011

As of December 31, 2011, the Company was in compliance with all of its debt covenants.

Interest Rate Swap Agreements

In December 2005, the Company entered into an interest rate swap transaction that effectively fixed the interest rate at 8.08% on the outstanding principal of the Fixed Rate Note, which is included in the total under notes payable under loan agreement to bank above. In December 2007, the Company entered into a second interest rate swap transaction that effectively fixed the interest rate at 7.695% on the outstanding principal of the December 2007 Fixed Rate Note. The Company terminated the second swap agreement in December 2011. Upon termination of this swap agreement, approximately $3.3 million of the Company's debt is now subject to a variable interest rate of 90 day LIBO plus 4.0% with a floor interest rate of 6%.

The interest rate swaps were not designated as either a cash flow or fair value hedge. Fair value adjustments and net settlements are recorded in interest expense within the statement of operations.

Interest Expense	For the three months ended December 31, 2011 (unaudited)	For the three months ended December 31, 2010 (unaudited)
Interest expense on long-term debt	$476,336	$561,785
Interest rate swaps	(1,537)	9,216
Total interest expense	$474,799	$571,001
5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2011 (unaudited)	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$3,425	$3,425	$3,425	$—	$—
Liabilities
Interest rate swaps	$403,731	$403,731	$—	$403,731	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2011	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$21,062	$21,062	$21,062	$—	$—
Interest rate swaps	827,887	827,887	—	827,887	—
Total	$848,949	$848,949	$21,062	$827,887	$—

The fair value of the corn and ethanol derivative instruments are based on quoted market prices in an active market. The fair value

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2011

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at December 31, 2011 and September 30, 2011 approximated the carrying value of approximately $26.7 and $30.9 million, respectively. Fair value was estimated using estimated variable market interest rates as of December 31, 2011. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through June 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $219,000 and $135,000 for the three months ended December 31, 2011 and 2010, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	December 31, 2011 (unaudited)	September 30, 2011
Equipment	$483,217	$483,217
Less accumulated amortization	(12,579)	(5,839)
Net equipment under capital lease	$470,638	$477,378

At December 31, 2011, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending December 31:

	Operating Leases	Capital Leases
2012	$546,340	$201,094
2013	139,160	36,311
2014	97,550	1,398
2015	10,500	—
Thereafter	—	—
Total minimum lease commitments	$793,550	238,802
Less amount representing interest		(9,251)
Present value of minimum lease commitments included in liabilities on the balance sheet		$229,551

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2011, the Company had various fixed price contracts for the purchase of approximately 2,741,000 bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2011

$17.6 million related to the 2,741,000 bushels under contract.

Construction in progress

The Company had construction in progress of approximately $704,000 at December 31, 2011 relating to three capital projects: replacement of the plant's bin sweeps, construction of a maintenance cold storage building, and installation of a corn oil extraction system. The Company anticipates that these projects will be completed during the second and third quarter of fiscal year 2012 for a total combined cost of approximately $2,500,000.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include Unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements are as follows:

	December 31, 2011 (unaudited)	September 30, 2011
Balance Sheet
Accounts receivable	$4,376,393	$5,392,559
Accounts payable	1,265,001	757,460

	For the three months ended December 31, 2011 (unaudited)	For the three months ended December 31, 2010 (unaudited)
Statement of Operations
Revenues	$33,643,658	$27,129,188
Cost of goods sold	703,728	907,684
General and administrative	26,245	—

Inventory Purchases	$6,733,684	$1,791,574

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2011, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-KT for the nine-month period ended September 30, 2011.

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

Results of Operations for the Three Months Ended December 31, 2011 and 2010

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our statements of operations for the three months ended December 31, 2011 and 2010:

	Three Months Ended December 31, 2011 (Unaudited)		Three Months Ended December 31, 2010 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$37,427,000	100.00	$30,752,961	100.00
Cost of Goods Sold	36,471,062	97.45	25,865,389	84.11
Gross Profit	955,938	2.55	4,887,572	15.89
General and Administrative Expenses	675,307	1.80	1,091,547	3.55
Operating Income	280,631	0.75	3,796,025	12.34
Other Income (Expense)	1,340,119	3.58	(512,303)	(1.67)
Net Income	$1,620,750	4.33	$3,283,722	10.68

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2011 and 2010.

	Three Months ended December 31, 2011	Three Months ended December 31, 2010
Production:
Ethanol sold (gallons)	12,532,704	12,030,926
Dried distillers grains sold (tons)	27,228	28,489
Modified distillers grains sold (tons)	17,696	15,035

Revenues:
Ethanol average price per gallon	$2.43	$2.16
Dried distillers grains average price per ton	$192.20	$133.73
Modified distillers grains average price per ton	$95.95	$70.44

Primary Inputs:
Corn ground (bushels)	4,643,253	4,405,682

Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.56	$4.64

Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.093	$0.091
Denaturant cost per gallon of ethanol sold	$0.046	$0.044
Electricity cost per gallon of ethanol sold	$0.054	$0.040
Direct Labor cost per gallon of ethanol sold	$0.050	$0.046

Revenue

We experienced an increase in the gallons of ethanol sold in the three month period ended December 31, 2011 as compared to the same period in 2010. We sold 12,532,704 gallons of ethanol during the three month period ended December 31, 2011 compared to 12,030,926, for the same three month period ending in 2010. The primary reason for this increase was due to fewer gallons of ethanol produced in 2010 due to down time associated with boiler repairs in 2010. The average price we sold our ethanol at was $2.43 and $2.16 for the three month period ending December 31, 2011 and 2010, respectively.

We experienced a decrease in the amount of dried distillers grains and an increase in the amount of modified distillers grains sold in the three month period ended December 31, 2011 as compared to the same period in 2010. We sold 27,228 and 28,489 tons of dried distillers grains during the three month period ended December 31, 2011 and 2010, respectively. The average price per ton of dried distillers grains was $192.20 and $133.73 for the three month period ending December 31, 2011 and 2010, respectively. We also sold 17,696 and 15,035 tons of modified distillers grains during the three month period ended December 31, 2011 and 2010, respectively. The average price per ton of modified distillers grains was $95.95 and $70.44 for the three month period ending December 31, 2011 and 2010, respectively.

We also experienced a 5.4% increase in the amount of corn ground during the three month period ending December 31, 2011 as compared to the same period in 2010. Our average price per bushel of corn ground was $6.56 for the quarter ended December 31, 2011 compared to $4.64 for the quarter ended December 31, 2010.

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

For the three months ended December 31, 2011, we received approximately 84% of our revenue from the sale of fuel ethanol and approximately 16% of our revenue from the sale of distillers grains. Our revenue from ethanol increased during the three months ended December 31, 2011 compared to the same period in 2010, as a result of increased ethanol prices. During the three months ended December 31, 2011, we experienced a increasing trend in the price we received for our ethanol. Higher ethanol prices have been met with historically high prices of corn which has placed pressure on our operating margins. If the price of ethanol and our revenues are outpaced by rising corn prices, management believes our operating margins will be pressured downward, which could significantly affect our liquidity.

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

Cost of Goods Sold

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 97.4% for the three months ended December 31, 2011 as compared to 84.1% for the same period in 2010. This increase in cost of goods sold as a percentage of revenues was primarily the result of the increase in corn prices for the three months ended December 31, 2011 as compared to the same period in 2010.

Corn Costs

Competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, or quality of local corn for the plant. The cost of corn is the highest cost input to the plant and further increases in corn costs could dramatically affect our expected cost of goods sold. During the three month period ended December 31, 2011, corn prices fluctuated significantly and we expect continued volatility in corn prices for the rest of our fiscal year which could impact our cost of goods sold.

In the ordinary course of business, we entered into forward purchase contracts for our commodity purchases and sales. At December 31, 2011 we have forward corn purchase contracts for various delivery periods through May 2012 for a total commitment of approximately $17,606,000. Our outstanding corn derivatives are projected to settle by March 2012.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. This arrangement helps us to mitigate price volatility in the coal market. Our coal costs were down 20.1% during the three month period ended December 31, 2011 compared to the same period of 2010, primarily due incorporation of our alternative fuel burning capital project in May 2011.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were 1.8% for the three months ended December 31, 2011 compared to 3.5% in the same period of 2010. General and administrative expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced a decrease in actual general and administrative expenses of approximately $416,000 for the three month period ended December 31, 2011 as compared to the same period in 2010. This decrease was primarily due to lower consulting fees. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our actual operating expenses to remain steady throughout the remainder of the 2012 fiscal year.

Operating Income/(Loss)

Our income from operations for the three months ended December 31, 2011 was approximately 0.75% of our revenues compared to an operating income of 12.34% for the same period in 2010. The decrease in our operating income for the three month period ended December 31, 2011 was primarily due to a decrease in the gross margin between the price we receive for our ethanol and our cost of corn.

Other Income/Expense

Our other income for the three months ended December 31, 2011 was 3.6% of our revenues compared to other expense of (1.7%) of revenues for the same period in 2010. Our other income for the three month period ended December 31, 2011 consisted primarily of an alternative fuel tax credit of approximately $1,788,000 which was offset by interest expense. Our other expense for the three month period ended December 31, 2010 consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended December 31, 2011

Current Assets. Our accounts receivable were lower at December 31, 2011 compared to September 30, 2011 due to the majority of our receivables being sales of ethanol which was at a lower price per gallon at December 31, 2011 than at September 30, 2011. Our other receivables were also lower primarily due to having a lower amount due relating to the alternative fuel burning tax credit. The value of our inventory was slightly higher at December 31, 2011 compared to September 30, 2011 primarily because corn prices were higher at December 31, 2011. Our inventory is valued at the lesser of our cost associated with the our inventory or the market value of our inventory. When corn and ethanol prices increase, it results in a larger value being attributed to our inventory, even if the amount of ethanol and corn that we are holding in inventory is comparable. The amount we had in our restricted commodity derivatives margin account was slightly higher at December 31, 2011 compared to September 30, 2011 because we were not required to have cash to offset unrealized losses on our risk management positions at September 30, 2011 Our prepaid expenses were lower at December 31, 2011 compared to September 30, 2011 primarily due to the timing of a payment for maintenance performed during our shutdown in October 2011.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at December 31, 2011 compared to September 30, 2011 due to placing our water filtration project in service, the purchase of employee housing, and expenditures relating to our corn oil extraction capital project. The net value of our property, plant and equipment was slightly higher at December 31, 2011 compared to September 30, 2011 due to our capital expenditures for the period exceeding increases in our accumulated depreciation. The increase in our construction in progress at December 31, 2011 compared to September 30, 2011 was primarily due to expenditures relating to our corn oil extraction project.

Other Assets. Our other assets were lower at December 31, 2011 compared to September 30, 2011 due to earnest money being released relating to the Company's purchase of a residence for employee housing.

Current Liabilities. Our current liabilities were slightly higher at December 31, 2011 compared to September 30, 2011, primarily a net result of a significant increase in our liabilities for corn purchases offset by an additional principal payment on the current portion of our primary bank debt with First National Bank of Omaha (the "Bank"). Loss on firm purchase commitments is also lower at December 31, 2011 compared to September 30, 2011 primarily due to the recovery of previously accrued losses related to market price fluctuations for the period.

Long-term Liabilities. Our long-term liabilities were slightly lower at December 31, 2011 compared to September 30, 2011, primarily due to payments made on equipment financed with a capital lease.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. We also anticipate that the term debt maturing in April 2012 will be refinanced with the Bank. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

The following table shows cash flows for the three months ended December 31, 2011 and 2010:

	2011 (unaudited)	2010 (unaudited)
Net cash provided by operating activities	$8,419,757	$4,367,356
Net cash used in investing activities	(1,024,159)	(509,274)
Net cash used in financing activities	(4,225,362)	(815,331)
Net increase in cash	$3,170,236	$3,042,751

Cash and cash equivalents, end of period	$7,843,233	$9,803,566

Cash Flow from Operations

Cash provided by operating activities was $8,419,757 for the three months ended December 31, 2011 as compared to $4,367,356 cash provided by operating activities for the three months ended December 31, 2010. This increase was primarily due to increases in our accounts receivable and accounts payable balances which both directly relate to higher ethanol and corn prices. Our net income from operations for the three months ended December 31, 2011 was $1,620,750 as compared to net income of $3,283,722 for the same period in 2010.

Cash Flow From Investing Activities

We experienced an increase in cash used in investing activities for the three month period ended December 31, 2011 compared to the same period in 2010. Cash used in investing activities was $1,024,159 for the three months ended December 31, 2011 as compared to $509,274 for the same period in 2010. All of the cash used in investing activities in both 2011 and 2010 was for capital expenditures.

Cash Flow from Financing Activities

We had an increase in cash used for financing activities for the three month period ended December 31, 2011 as compared to the same period in 2010. Cash used for financing activities was $4,225,362 for the three months ended December 31, 2011 which included an additional principal payment of $3,300,000 made at the discretion of the Company. This cash flow is payment on our long-term debt.

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

Capital Expenditures

The Company currently has three capital projects in progress with approximately $704,000 incurred as of December 31, 2011. One of these projects is installation of new bin sweeps in the plant's corn silos. Completion of this project is dependent on corn inventory levels in the silos and we anticipate this project to be completed in the second or third quarter of fiscal 2012. Another capital project in process is construction of a maintenance storage building. We anticipate completion of this building in the second quarter of fiscal 2012. The third project is installation of a corn oil extraction system. We also anticipate completion of this project to occur in the second quarter of fiscal 2012. The projected total costs for these three projects is $2.5 million. During the three months ended December 31, 2011, the Company placed in service approximately $1.1 million for capital projects with the majority of these costs related to improvements to the plant's water filtration system.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $7,000,000 available with a maturity date of April 2012. There were no amounts drawn on this line-of-credit as of December 31, 2011. The Company has received a financing commitment letter from First National Bank of Omaha (the "Bank") to refinance both its short and long-term debt sources and expects to secure a revolving line-of-credit as part of its debt refinancing in April 2012.

Long-Term Debt Sources

Our primary long-term debt instruments with the Bank have a scheduled maturity date of April 2012. The Company has received a financing commitment letter from the Bank and expects to secure a new term note and a new long-term revolving note as part of its debt refinancing in April 2012.

The following table summarizes our debt instruments with the Bank.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	December 31, 2011 (Unaudited)	September 30, 2011 (Audited)	December 31, 2011 (Unaudited)	September 30, 2011 (Audited)	Quarterly Principal Payment Amount	Notes
Fixed Rate Note	$17.7	$18.3	6.00%	6.00%	$654,000	1, 2, 3
2007 Fixed Rate Note	3.3	6.8	6.00%	6.00%	$242,000	1, 2, 3
Long-Term Revolving Note	—	—	6.00%	6.00%		1, 2, 3, 4

Notes

1 - The scheduled maturity date is April 2012

2 - Estimated quarterly principal payment is based on principal balances and interest rates as of December 31, 2011.

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

Interest Rate Swap Agreements

In December 2005, we entered into an interest rate swap transaction that effectively fixed the interest rate at 8.08% on the outstanding principal of the Fixed Rate Note. In December 2007, we entered into a second interest rate swap transaction that effectively fixed the interest rate at 7.695% on the outstanding principal of the December 2007 Fixed Rate Note. The Company terminated the second swap agreement in December 2011. Upon termination of this swap agreement, approximately $3.3 million of the Company's debt is now subject to the interest rate terms as described in the debt table above.

Subordinated Debt

As part of our construction loan agreement, we entered into three separate subordinated debt agreements totaling $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8% at December 31, 2011 and September 30, 2011). Per the terms of the Mediated Settlement Agreement (the Agreement) the Company entered into in November 2010 with two parties holding subordinated debt agreements with the Company, interest on $4,000,000 of the subordinated debt continues to accrue subsequent to the date of the Agreement but is only due and payable if we fail to pass the Qualified Emissions Test as defined in the Agreement. The Company anticipates the Qualified Emissions Testing period to take place in the current fiscal year. Interest on the remaining $1,525,000 of subordinated debt is due and payable on a quarterly basis with a principal maturity date of April 16, 2012. The balance outstanding on all subordinated debt was $5,525,000 as of December 31, 2011 and September 30, 2011.

Letters of Credit

We issued two letters of credit in 2009 in conjunction with the issuance of certain grain warehouse and distilled spirits bonds. The letters of credit were issued in the amount of $500,000 and $250,000, respectively. The letters of credit are subject to a 2.0% quarterly commitment fee. The letters of credit remain outstanding at December 31, 2011

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

As of December 31, 2011 we are in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2012, but as of December 31, 2011 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory; and analysis of long-lived assets impairment.  An in-depth description of these can be found in our Annual Report on Form 10-KT for the nine-month transitional period ended September 30, 2011. Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended December 31, 2011.

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

As of December 31, 2011 we had approximately 2.7 million bushels of corn under fixed price contracts.  Some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $231,000 was recorded.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates from holding revolving lines of credit and subordinated debt which bear variable interest rates. The interest rate on a majority of our senior debt has effectively been set at a fixed rate with the use of underlying interest rate swap agreements. As of December 31, 2011, we did not have any amounts drawn on our revolving lines of credit that exposes us to interest rate risk. Our subordinated debt bears variable interest rates and we had $5,525,000 outstanding in variable rate subordinated debt as of December 31, 2011. We anticipate that a hypothetical 1% change in the interest rate on our subordinated debt, from the rate in effect on December 31, 2011, would cause an adverse change to our income in the amount of approximately $44,200.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2011, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Relating to Our Business

The Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expired on December 31, 2011 and its absence could negatively impact our profitability. The ethanol industry has historically been benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit expired on December 31, 2011. It is unclear exactly how the absence of this tax credit will affect the ethanol market but it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

The Secondary Tariff on Imported Ethanol was eliminated in December 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire in December 2011. Accordingly, it is possible that we could see an increase in ethanol produced in foreign countries being marketed in the Untied States which could negatively impact our profitability. The secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol imports from certain foreign countries. If market prices make importing ethanol to the United States profitable for foreign producers, we could see an influx of imported ethanol on the domestic ethanol market which could have a significant negative impact on domestic ethanol prices and our profitability.

Increases in the price of corn may reduce our profitability. Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have little control. Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant. This may make ethanol production unprofitable. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

The prices of ethanol and distillers grains may decline as a result of antidumping and antisubsidy investigations being conducted by foreign countries with respect to ethanol and distillers grains originating in the United Sates. An increasing amount of our industry's products are being exported. If producers and exporters of ethanol and distillers grains are subjected to trade barriers when selling products to foreign customers there may be a reduction in the price of these products in the United States. Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Statements of Operations for the three months ended December 31, 2011 and 2010, (iii) Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (iv) the Notes to Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 14, 2012	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2012	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)