Form 10-Q/A
period 2012-02-16
RED TRAIL ENERGY, LLC
filed 2012-02-17
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of February 14, 2012, there were 40,213,973 Class A Membership Units outstanding.

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Red Trail Energy, LLC (the “Company”) for the fiscal quarter ended December 31, 2011, is being filed for the purpose of amending and correcting the number of outstanding units listed on the cover page of the report. As of February 14, 2012, there were 40,213,973 Class A Membership Units outstanding. The remainder of the Company's Form 10-Q is unchanged and is not reproduced in this Amendment No. 1.  This report speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original reporting date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 16, 2012	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 16, 2012	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)