Form 10-Q
period 2012-03-31
RED TRAIL ENERGY, LLC
filed 2012-05-11
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were 40,213,973 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2012	September 30, 2011
	(Unaudited)
Current Assets
Cash and equivalents	$391,176	$4,672,997
Accounts receivable, primarily related party	4,859,476	6,304,409
Other receivables	102,844	1,520,697
Commodities derivative instruments, at fair value	1,350,000	—
Inventory	10,575,701	11,659,863
Prepaid expenses	99,597	160,105
Total current assets	17,378,794	24,318,071

Property, Plant and Equipment
Land	351,280	351,280
Land improvements	4,023,408	3,984,703
Buildings	5,459,632	5,317,814
Plant and equipment	76,230,669	80,731,194
Construction in progress	126,355	649,325
	86,191,344	91,034,316
Less accumulated depreciation	29,391,499	27,670,319
Net property, plant and equipment	56,799,845	63,363,997

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	725,660	725,660
Deposits	100,294	185,150
Total other assets	1,430,954	1,515,810

Total Assets	$75,609,593	$89,197,878

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2012	September 30, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$3,165,596	$7,225,527
Accrued expenses	3,572,260	2,710,116
Commodities derivative instruments, at fair value	—	21,062
Accrued loss on firm purchase commitments	677,000	444,000
Current maturities of long-term debt	2,178,829	30,831,502
Interest rate swaps, at fair value	195,959	827,887
Total current liabilities	9,789,644	42,060,094

Long-Term Liabilities
Notes payable	18,046,099	86,353
Contracts payable	275,000	275,000
Total long-term liabilities	18,321,099	361,353

Commitments and Contingencies	—	—

Members’ Equity	47,498,850	46,776,431

Total Liabilities and Members’ Equity	$75,609,593	$89,197,878

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$37,123,717	$31,953,093	$74,550,717	$62,706,054

Cost of Goods Sold
Cost of goods sold	36,812,127	30,954,449	73,142,435	56,819,838
Lower of cost or market inventory adjustment	39,893	—	180,647	—
Loss on firm purchase commitments	677,000	—	677,000	—
Total Cost of Goods Sold	37,529,020	30,954,449	74,000,082	56,819,838

Gross Profit (Loss)	(405,303)	998,644	550,635	5,886,216

General and Administrative Expenses	574,223	676,755	1,249,530	1,768,302

Operating Income (Loss)	(979,526)	321,889	(698,895)	4,117,914

Other Income (Expense)
Interest income	13,007	11,290	27,240	24,110
Other income	46,892	74,932	1,847,577	120,810
Interest expense	11,294	(557,368)	(463,505)	(1,128,369)
Total other income (expense), net	71,193	(471,146)	1,411,312	(983,449)

Net Income (Loss)	$(908,333)	$(149,257)	$712,417	$3,134,465

Weighted Average Units Outstanding
Basic	40,213,973	40,193,973	40,213,973	40,193,973

Diluted	40,293,973	40,193,973	40,293,973	40,193,973

Net Income (Loss) Per Unit
Basic	$(0.02)	$—	$0.02	$0.08

Diluted	$(0.02)	$—	$0.02	$0.08

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2012	March 31, 2011
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$712,417	$3,134,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,721,180	2,945,783
Change in fair value of derivative instruments	(1,369,271)	1,173,654
Equity based compensation	10,002	—
Lower of cost or market inventory adjustment	180,647	—
Loss on firm purchase commitments	677,000	—
Noncash patronage equity	—	(210,114)
Change in operating assets and liabilities:
Restricted cash	—	(859,864)
Accounts receivable	1,444,933	(1,822,473)
Other receivables	1,417,853	(134,199)
Inventory	903,515	(3,033,415)
Prepaid expenses	60,508	(10,836)
Other assets	84,856	—
Accounts payable	(1,321,257)	307,159
Accrued expenses	862,144	(193,627)
Accrued purchase commitment losses	(444,000)	—
Cash settlements on interest rate swap	(633,714)	(639,808)
Net cash provided by operating activities	4,306,813	656,725

Cash Flows from Investing Activities
Capital expenditures	(1,895,707)	(984,265)
Net cash used in investing activities	(1,895,707)	(984,265)

Cash Flows from Financing Activities
Debt repayments	(6,692,927)	(3,247,326)
Net cash used in financing activities	(6,692,927)	(3,247,326)

Net Decrease in Cash and Equivalents	(4,281,821)	(3,574,866)
Cash and Equivalents - Beginning of Period	4,672,997	6,760,815
Cash and Equivalents - End of Period	$391,176	$3,185,949

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	$833,033	$1,082,950
Noncash Investing and Financing Activities
Assets acquired under capital lease	$—	$470,241
Capital expenditures in accounts payable	$333,425	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the nine-month period ended September 30, 2011, contained in the Company's Annual Report on Form 10-K.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. There were 80,000 member unit equivalents outstanding during the periods presented.

2. DERIVATIVE INSTRUMENTS

Commodity Contracts

As part of its hedging strategy, the Company may enter into ethanol, soybean oil, and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales, corn oil sales, and corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol derivative fair market value gains or losses are included in the results of operations and are classified as revenue and corn derivative changes in fair market value are included in cost of goods sold.

As of:	March 31, 2012 (unaudited)				September 30, 2011
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	800	4,000,000	bushels	$1,350,000	10	50,000	bushels	$(21,062)
Total fair value				$1,350,000				$(21,062)
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

Interest Rate Contracts

The Company had approximately $17.0 million and $25.1 million of notional amount outstanding in interest rate swap agreements, as of March 31, 2012 and September 30, 2011, respectively, that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At March 31, 2012 and September 30, 2011, the fair value of the interest rate swaps totaled approximately $196,000 and $828,000, respectively, and are recorded as a liability on the balance sheets. These agreements are not designated as effective hedges for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense. The swaps matured in April 2012 and upon execution of amended and restated loan agreements with its primary lender on April 16, 2012, the Company no longer had any swap agreements in place.

The Company recorded net settlements of approximately $634,000 and $640,000 for the six months ended March 31, 2012 and 2011, respectively. See Note 4 for a description of these agreements.

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2012 and September 30, 2011:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2012 (unaudited)	Asset		Liability
Commodity derivative instruments, at fair value	$1,350,000		$—
Amounts due to derivative broker (included in accrued expenses)	—	—	574,936
Interest rate swaps, at fair value	—		195,959
Total derivatives not designated as hedging instruments for accounting purposes	$1,350,000		$770,895

Balance Sheet - as of September 30, 2011	Asset		Liability
Commodity derivative instruments, at fair value	$—		$21,062
Interest rate swaps, at fair value	—		827,887
Total derivatives not designated as hedging instruments for accounting purposes	$—		$848,949

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended March 31, 2012 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2011 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2012 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2011 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$2,235,125	$(2,258,864)	$2,069,317	$(2,471,446)
Ethanol derivative instruments	Revenue	—	—	—	(166,025)
Soybean oil derivative instruments	Revenue	1,506	—	1,506	—
Interest rate swaps	Interest Expense	(3,324)	(25,739)	(1,787)	(34,955)
Total		$2,233,307	$(2,284,603)	$2,069,036	$(2,672,426)

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of March 31, 2012 and September 30, 2011 were as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

As of	March 31, 2012 (unaudited)	September 30, 2011
Raw materials, including corn, chemicals and supplies	$6,884,226	$7,843,358
Work in process	1,183,604	1,276,576
Finished goods, including ethanol and distillers grains	1,264,613	1,480,899
Spare parts	1,243,258	1,059,030
Total inventory	$10,575,701	$11,659,863
Lower of cost or market adjustments for the three and six months ended March 31, 2012 and 2011 were as follows:

	For the three months ended March 31, 2012 (unaudited)	For the three months ended March 31, 2011(unaudited)	For the six months ended March 31, 2012(unaudited)	For the six months ended March 31, 2011(unaudited)
Loss on firm purchase commitments	$677,000	$—	$677,000	$—
Loss on lower of cost or market adjustment for inventory on hand	39,893	—	180,647	—
Total loss on lower of cost or market adjustments	$716,893	$—	$857,647	$—

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract price approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2012, the average price of corn purchased under fixed price contracts, that had not yet been delivered, was slightly higher than market price. Based on this information, the Company accrued an estimated loss on firm purchase commitments of $677,000 for the three months ended March 31, 2012. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $39,893 and $0 for the three months ended March 31, 2012 and 2011, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statement of operations.

4. BANK FINANCING

As of	March 31, 2012 (unaudited)	September 30, 2011
Notes payable under loan agreement to bank	$20,042,392	$25,116,771
Subordinated notes payable	—	5,525,000
Capital lease obligations (Note 6)	182,536	276,084
Total Long-Term Debt	20,224,928	30,917,855
Less amounts due within one year	2,178,829	30,831,502
Total Long-Term Debt Less Amounts Due Within One Year	$18,046,099	$86,353

Market value of interest rate swaps	$195,959	$827,887
Less amounts due within one year	195,959	827,887
Total Interest Rate Swaps Less Amounts Due Within One Year	$—	$—

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

Scheduled maturities for the twelve months ending March 31
	Interest rate swaps	Long-term debt	Totals

2013	$195,959	$2,178,829	$2,374,788
2014	—	2,003,707	2,003,707
2015	—	2,000,000	2,000,000
2016	—	2,000,000	2,000,000
2017	—	2,000,000	2,000,000
Thereafter	—	10,042,392	10,042,392
Total	$195,959	$20,224,928	$20,420,887

The scheduled maturities shown above are consistent with the repayment terms of amended and restated loan agreement executed by the Company on April 16, 2012.

As of March 31, 2012, the Company was in compliance with all of its debt covenants.

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

Interest Expense	For the three months ended March 31, 2012 (unaudited)	For the three months ended March 31, 2011 (unaudited)	For the six months ended March 31, 2012(unaudited)	For the six months ended March 31, 2011 (unaudited)
Interest expense on long-term debt	$(14,617)	$531,630	$461,719	$1,093,415
Interest Rate Swaps	3,323	25,738	1,786	34,954
Total interest expense	$(11,294)	$557,368	$463,505	$1,128,369

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and September 30, 2011, respectively.

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2012 (unaudited)	Fair Value as of March 31, 2012 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$1,350,000	$1,350,000	$1,350,000	$—	$—
Liabilities
Interest rate swaps	$195,959	$195,959	$—	$195,959	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2011	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$21,062	$21,062	$21,062	$—	$—
Interest rate swaps	827,887	827,887	—	827,887	—
Total	$848,949	$848,949	$21,062	$827,887	$—

The fair value of the corn, ethanol and soybean oil derivative instruments are based on quoted market prices in an active market. The fair value of the interest rate swap instruments are determined by using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. The analysis of the interest rate swaps reflect the contractual terms of the derivatives, including the period to maturity and uses observable market-based inputs and uses the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates derived from observable market interest rate curves.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at March 31, 2012 and September 30, 2011 approximated the carrying value of approximately $20.2 and $30.9 million, respectively. Fair value was estimated using estimated variable market interest rates as of March 31, 2012. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through June 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $155,000 and $374,000 for the three and six months ended March 31, 2012, respectively and $141,000 and $276,000 for the three and six months ended March 31, 2011, respectively. Equipment under capital leases consists of office equipment and plant equipment.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

Equipment under capital leases is as follows at:

As of	March 31, 2012 (unaudited)	September 30, 2011
Equipment	$483,217	$483,217
Less accumulated amortization	(16,032)	(5,839)
Net equipment under capital lease	$467,185	$477,378

At March 31, 2012, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

	Operating Leases	Capital Leases
2013	$466,020	$184,616
2014	104,460	3,354
2015	81,935	559
2016	—	—
Thereafter	—	—
Total minimum lease commitments	$652,415	188,529
Less amount representing interest		(5,993)
Present value of minimum lease commitments included in liabilities on the balance sheet		$182,536

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2012, the Company had various fixed price contracts for the purchase of approximately 3.6 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $23.3 million related to the 3.6 million bushels under contract.

Construction in progress

The Company had construction in progress of approximately $126,000 at March 31, 2012 relating to three capital projects: replacement of the plant's bin sweeps, construction of a maintenance cold storage building, and an upgrade of the plant's process computers. The Company anticipates that these projects will be completed during the third quarter of fiscal year 2012 for a total combined cost of approximately $350,000.

Real Estate Purchase Agreement

The Company entered into a purchase agreement for land adjacent to the plant site and had earnest money of $15,000 deposited towards that purchase at March 31, 2012. This additional land will allow the Company to expand its rail capacity and correspondingly ship and receive larger quantities of product. This purchase is scheduled to close in the third quarter of fiscal year 2012.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include Unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements are as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2012

			March 31, 2012 (unaudited)	September 30, 2011
Balance Sheet
Accounts receivable			$4,112,045	$5,392,559
Accounts payable			750,014	757,460

	For the three months ended March 31, 2012 (unaudited)	For the three months ended March 31, 2011 (unaudited)	For the six months ended March 31, 2012 (unaudited)	For the six months ended March 31, 2011 (unaudited)
Statement of Operations
Revenues	$30,791,203	$27,496,254	$64,434,861	$54,625,442
Cost of goods sold	524,298	659,979	1,228,026	1,567,663
General and administrative	30,333	29,173	56,578	29,173

Inventory Purchases	$8,122,404	$3,175,819	$14,856,088	$4,967,393

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the U.S. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol and distillers grains and by the cost at which it is able to purchase corn for operations. The price of ethanol is influenced by factors such as prices, supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

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

10. SUBSEQUENT EVENTS

On April 16, 2012, the Company executed amended and restated loan agreements with its primary lender, First National Bank of Omaha ("FNBO"). The purpose of the amended and restated loan agreements were to extend the maturity date of the Company's current credit facilities, to adjust the interest rates payable pursuant to the Company's various credit facilities with FNBO and to change the amounts available under the Company's revolving loans. The Company's debt obligations with FNBO are classified on the Company's March 31, 2012 balance sheet consistent with the repayment terms of the refinance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2012, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-KT for the nine-month period ended September 30, 2011.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

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

Overview

Red Trail Energy, LLC, a North Dakota limited liability company (the "Company," "Red Trail," or "we," "our," or "us"), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the "Plant"). Our revenues are derived from the sale and distribution of our ethanol and distillers grains primarily in the continental United States.  Corn is our largest cost component and our profitability is highly dependent on the spread between the price of corn and the price of ethanol.

On April 16, 2012, the Company executed amended and restated loan agreements with its primary lender, First National Bank of Omaha ("FNBO"). The purpose of the amended and restated loan agreements were to extend the maturity date of the

Company's current credit facilities, to adjust the interest rates payable pursuant to the Company's various credit facilities with FNBO and to change the amounts available under the Company's revolving loans. The Company's debt obligations with FNBO are classified on the Company's March 31, 2012 balance sheet consistent with the repayment terms of the refinance. For more information on our restructured credit agreements, please see the section below entitled "Capital Resources."

In the last week of March 2012, we completed the installation of our corn oil extraction equipment. We performed startup and testing of the corn oil extraction equipment and produced a small amount of corn oil on a test basis which was included in inventory as of March 31, 2012. Corn oil will be an additional revenue source for us and we anticipate making our first corn oil sales during our third fiscal quarter of 2012.

Effective November 8, 2010, we executed a Mediated Settlement Agreement (the "Agreement") with the firms that designed and built our ethanol plant in order to resolve certain issues related to the design of the plant, specifically related to the plant's fluidized bed combustor/boiler. The financial terms of the Agreement only were enforceable if and when the ethanol plant achieved certain emissions standards required by our environmental permits. We successfully completed the emissions testing and met the applicable standards during our quarter ended March 31, 2012.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our unaudited statements of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012 (Unaudited)		Three Months Ended March 31, 2011 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$37,123,717	100.00	$31,953,093	100.00
Cost of Goods Sold	37,529,020	101.09	30,954,449	96.87
Gross Profit (Loss)	(405,303)	(1.09)	998,644	3.13
General and Administrative Expenses	574,223	1.55	676,755	2.12
Operating Income (Loss)	(979,526)	(2.64)	321,889	1.01
Other Income (Expense)	71,193	0.19	(471,146)	(1.47)
Net Loss	$(908,333)	(2.45)	$(149,257)	(0.46)

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2012 and 2011.

	Three Months ended March 31, 2012 (unaudited)	Three Months ended March 31, 2011 (unaudited)
Production:
Ethanol sold (gallons)	14,308,806	11,374,611
Dried distillers grains sold (tons)	26,951	21,449
Modified distillers grains sold (tons)	28,499	20,713
Revenues:
Ethanol average price per gallon	$2.04	$2.31
Dried distillers grains average price per ton	189.97	169.78
Modified distillers grains average price per ton	96.24	90.72
Primary Inputs:
Corn ground (bushels)	5,274,723	4,073,559
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$5.87	$6.25
Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.081	$0.103
Denaturant cost per gallon of ethanol sold	0.050	0.047
Electricity cost per gallon of ethanol sold	0.055	0.055
Direct Labor cost per gallon of ethanol sold	0.040	0.044

Revenue

We experienced an increase in the gallons of ethanol sold in the three month period ended March 31, 2012 as compared to the same period in 2011. We sold 14,308,806 gallons of ethanol during the three month period ended March 31, 2012 compared to 11,374,611, for the same three month period ending in 2011. The primary reason for this increase was due to mechanical difficulties at the plant in 2011 which required us to operate at a lower production rate. These mechanical difficulties were corrected during our maintenance shutdown in April 2011. The average price at which we sold our ethanol was $2.04 and $2.31 for the three month periods ending March 31, 2012 and 2011, respectively.

We experienced a corresponding increase in the amount of distillers grains sold in the three month period ended March 31, 2012 as compared to the same period in 2011. We sold 26,951 and 21,449 tons of dried distillers grains during the three month periods ended March 31, 2012 and 2011, respectively. The average price per ton of dried distillers grains was $189.97 and $169.78 for the three month periods ending March 31, 2012 and 2011, respectively. We also sold 28,499 and 20,713 tons of modified distillers grains during the three month periods ended March 31, 2012 and 2011, respectively. The average price per ton of modified distillers grains was $96.24 and $90.72 for the three month periods ending March 31, 2012 and 2011, respectively.

We also experienced a 29.5% increase in the amount of corn ground during the three month period ending March 31, 2012 as compared to the same period in 2011. Our average price per bushel of corn ground, net of hedging, was $5.87 for the quarter ended March 31, 2012 compared to $6.25 for the quarter ended March 31, 2011.

For the three months ended March 31, 2012, we received approximately 79% of our revenue from the sale of fuel ethanol and approximately 21% of our revenue from the sale of distillers grains. Our revenue from ethanol increased during the three months ended March 31, 2012 compared to the same period in 2011, primarily as a result of increased gallons of ethanol sold. During the three months ended March 31, 2012, we experienced an increasing trend in the price we received for our ethanol. Higher ethanol prices have been met with historically high prices of corn which has placed pressure on our operating margins. If the price of ethanol and our revenues are outpaced by rising corn prices, management believes our operating margins will be pressured downward, which could significantly affect our liquidity.

Cost of Goods Sold

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 101.1% for the three months ended March 31, 2012 as compared to 96.9% for the same period in 2011. This increase in cost of goods sold as a percentage of revenues was primarily the result of the decrease in the price we receive for our ethanol for the three months ended March 31, 2012 as compared to the same period in 2011.

Corn Costs

Competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, and quality of local corn for the plant. The cost of corn is the highest cost input to the plant and further increases in corn costs could dramatically affect our expected cost of goods sold. During the three month period ended March 31, 2012, corn prices fluctuated significantly and we expect continued volatility in corn prices for the rest of our fiscal year which could impact our cost of goods sold.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases and sales. At March 31, 2012, we have forward corn purchase contracts for various delivery periods through December 2012 for a total commitment of approximately $23.3 million. Our outstanding corn derivatives are projected to settle by July 2012.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were up 14.5% during the three month period ended March 31, 2012 compared to the same period of 2011, primarily due to increased ethanol production.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were 1.6% for the three months ended March 31, 2012 compared to 2.1% in the same period of 2011. General and administrative expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced a decrease in actual general and administrative expenses of approximately $103,000 for the three month period ended March 31, 2012 as compared to the same period in 2011. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis going forward. However, because these expenses generally do not vary with the level of production at the plant, we expect our actual operating expenses to remain steady throughout the remainder of the 2012 fiscal year.

Operating Income/(Loss)

Our loss from operations for the three months ended March 31, 2012 was approximately 2.6% of our revenues compared to an operating loss of 1.0% for the same period in 2011. The decrease in our operating income for the three month period ended March 31, 2012 was primarily due to a lower average price received for ethanol per gallon sold during the 2012 period.

Other Income/Expense

Our other income for the three months ended March 31, 2012 was 0.2% of our revenues compared to other expense of 1.5% of revenues for the same period in 2011. Our other income for the three month period ended March 31, 2012 consisted primarily of an interest expense reversal related to the financial terms of the Mediated Settlement Agreement between us and the plant's design/builder being triggered in March 2012. Our other expense for the three month period ended March 31, 2011 consisted primarily of interest expense.

Results of Operations for the Six Months Ended March 31, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2012 and 2011:

	Six Months Ended March 31, 2012 (Unaudited)		Six Months Ended March 31, 2011 (Unaudited)

Statement of Operations Data	Amount	%	Amount	%
Revenues	$74,550,717	100.00	$62,706,054	100.00
Cost of Goods Sold	74,000,082	99.26	56,819,838	90.61
Gross Profit	550,635	0.74	5,886,216	9.39
General and Administrative Expenses	1,249,530	1.68	1,768,302	2.82
Operating Income (Loss)	(698,895)	(0.94)	4,117,914	6.57
Other Income (Expense)	1,411,312	1.89	(983,449)	(1.57)
Net Income	$712,417	0.95	$3,134,465	5.00

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2012 and 2011:

	Six Months ended March 31, 2012 (unaudited)	Six Months ended March 31, 2011 (unaudited)
Production:
Ethanol sold (gallons)	26,841,510	23,405,537
Dried distillers grains sold (tons)	54,179	49,938
Modified distillers grains sold (tons)	46,195	35,748
Revenues:
Ethanol average price/gallon (net of hedging)	$2.23	$2.23
Dried distillers grains price/ton	191.09	151.69
Modified distillers grains price/ton	96.13	82.19
Primary Input:
Corn ground (bushels)	9,917,976	8,479,241
Costs of Primary Input:
Corn avg price/bushel (net of hedging)	$6.19	$5.41
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.087	$0.097
Denaturant cost	0.048	0.046
Electricity cost	0.054	0.047
Direct Labor cost	0.045	0.045

Revenue

In the six month period ended March 31, 2012, ethanol sales comprised approximately 80% of our revenues and distillers grains sales comprised approximately 20% of our revenues. For the six month period ended March 31, 2011, ethanol sales comprised approximately 83% of our revenues and distillers grains sales comprised approximately 17% of our revenues. Our ethanol revenue as a percent of total revenues declined in 2012 primarily due to substantially more revenue we received from our sales of distillers grains.

The average ethanol sales price we received for the six month period ended March 31, 2012 was flat when compared to the same period in 2011. Management anticipates that ethanol prices will continue to be subject to influences from the prices of oil and gasoline along with the uncertainties surrounding several pieces of legislation which support the ethanol industry.

The price we received for our dried distillers grains increased by approximately 26% during the six month period ended March 31, 2012 compared to the same period of 2011. The price of dried distillers grains changes in proportion to the price of corn, which has increased in the six month period ended March 31, 2012. Accordingly, we anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.

Cost of Good Sold

Our costs of goods sold as a percentage of revenues were approximately 99% for the six month period ended March 31, 2012 compared to approximately 91% for the same period of 2011. Our cost of goods sold increased by approximately 30% in the six months ended March 31, 2012, compared to the six months ended March 31, 2011, and our revenue for the same period increased by approximately 19%. This increase in the cost of goods sold is primarily a result of an increase in the cost of corn processed at our facility combined with increased production for the comparable periods. The increase in our revenues is due primarily to an increase in the gallons of ethanol sold in the 2012 period combined with an increase of approximately 40% in revenue from sales of distillers grains.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were lower for the six month period ended March 31, 2012 than they were for the same period ended March 31, 2011. These percentages were approximately 1.7% and approximately 2.8% for the six months ended March 31, 2012 and 2011, respectively. We experienced a decrease in actual general and administrative expenses of approximately $519,000 for the six month period ended March 31, 2012 as compared to the same period in 2011. This decrease is primarily related to lower management fees paid in 2012. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis. However, because these expenses generally do not vary with the level of production at the plant, we expect our operating expenses to remain steady throughout the remainder of the 2012 fiscal year.

Operating Income (Loss)

Our loss from operations for the six months ended March 31, 2012 was approximately 0.9% of our revenues compared to income of approximately 6.6% of our revenues for the six months ended March 31, 2011. This decrease in our profitability is primarily due to our cost of goods sold as a percentage of revenues being higher for the six months ended March 31, 2012 compared to the six months ended March 31, 2011. During the same period we experienced approximately a 14% per bushel increase in our cost of corn (net of hedging).

Other Income/Expense

Other income for the six months ended March 31, 2012, was approximately 1.9% of our revenue and totaled approximately $1.4 million. Other expense for the six months ended March 31, 2011 totaled $983,449 and was approximately 1.6% of our revenues. The increase in net other income/expense is primarily due to recognition of approximately $1.7 million of income from the alternative fuel tax credit and a decrease in interest expense of approximately $665,000.

Changes in Financial Condition for the Six Months Ended March 31, 2012

Current Assets. Our accounts receivable were lower at March 31, 2012 compared to September 30, 2011 primarily due to the majority of our receivables being sales of ethanol which was at a lower price per gallon in 2012 compared to 2011. Our other receivables were also lower at March 31, 2012 compared to September 30, 2011, primarily due to expiration on December 31, 2011 of a refundable alternative fuel tax credit which we had previously been eligible to receive. The value of our inventory was slightly lower at March 31, 2012 compared to September 30, 2011 primarily because ethanol prices were lower at March 31, 2012. Our inventory is valued at the lesser of our cost associated with our inventory or the market value of our inventory. When corn and ethanol prices increase or decrease, it results in a larger or smaller value being attributed to our inventory, even if the amount of ethanol and corn that we are holding in inventory is comparable. The market value of our commodities derivatives account was higher at March 31, 2012 compared to September 30, 2011 because we had significantly more commodity options in place at March 31, 2012 than at September 30, 2011. Our prepaid expenses were lower at March 31, 2012 compared to September 30, 2011 primarily due to the timing of a payment for maintenance performed during our shutdown in October 2011.

Property, Plant and Equipment. The gross value of our property, plant and equipment was lower at March 31, 2012 compared to September 30, 2011 primarily due to an adjustment to the original cost basis of our coal fired system. This adjustment was pursuant to the terms of a Mediated Settlement Agreement entered into in November 2010 between us and the plant's design/builder with the financial terms of the agreement being triggered in March 2012. This adjustment was offset by capital expenditures related to placing our water filtration project in service, the purchase of employee housing, and placing our corn oil extraction system in service. The net value of our property, plant and equipment was lower at March 31, 2012 compared to September 30, 2011 primarily as a result of the adjustment to the basis of our coal fired system as discussed and also due to increases in our accumulated depreciation. The decrease in our construction in progress at March 31, 2012 compared to September 30, 2011 was primarily due to placing our water filtration system into service.

Other Assets. Our other assets were lower at March 31, 2012 compared to September 30, 2011 primarily due to earnest money being released relating to the Company's purchase of a residence for employee housing. This decrease was somewhat offset by a deposit made on possible lease financing for our corn oil extraction system.

Current Liabilities. Our current liabilities were significantly lower at March 31, 2012 compared to September 30, 2011, primarily due to our primary bank debt with First National Bank of Omaha ("FNBO") being classified as fully current at September 30, 2011 and classified as both current and long-term at March 31, 2012 due to the refinance closing in April 2012. Loss on firm purchase commitments was also higher at March 31, 2012 compared to September 30, 2011 due to certain contract prices entered into being higher than market prices as of March 31, 2012. Accounts payable was also significantly lower at March 31, 2012 compared to September 30, 2011, primarily due to resolution of the dispute between us and the plant's design/builder which included certain amounts originally held back by us and resolved per the terms of the November 2010 Mediated Settlement Agreement with the design/builder being triggered in March 2012.

Long-term Liabilities. Our long-term liabilities were significantly higher at March 31, 2012 compared to September 30, 2011, primarily due to our primary bank debt with FNBO being classified as a current liability as of September 30, 2011 and classified as both current and long-term at March 31, 2012 due to the refinance closing in April 2012.

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

The following table shows cash flows for the six months ended March 31, 2012 and 2011:

	2012 (unaudited)	2011 (unaudited)
Net cash provided by operating activities	$4,306,813	$656,725
Net cash used in investing activities	(1,895,707)	(984,265)
Net cash used in financing activities	(6,692,927)	(3,247,326)
Net decrease in cash	$(4,281,821)	$(3,574,866)

Cash and cash equivalents, end of period	$391,176	$3,185,949

Cash Flow from Operations

Cash provided by operating activities was $4,306,813 for the six months ended March 31, 2012 as compared to $656,725 cash provided by operating activities for the six months ended March 31, 2011. Our net income from operations for the six months ended March 31, 2012 was $712,417 as compared to net income of $3,134,465 for the same period in 2011. In addition to the difference in net income, we also had much lower depreciation expense in 2012 compared to 2011.

Cash Flow From Investing Activities

We experienced an increase in cash used in investing activities for the six month period ended March 31, 2012 compared to the same period in 2011. Cash used in investing activities was $1,895,707 for the six months ended March 31, 2012 as compared to $984,265 for the same period in 2011. All of the cash used in investing activities in both 2012 and 2011 was for capital expenditures.

Cash Flow from Financing Activities

We had an increase in cash used for financing activities for the six month period ended March 31, 2012 as compared to the same period in 2011. Cash used for financing activities was $6,692,927 for the six months ended March 31, 2012 which included an additional principal payment on the Company's bank debt of $3,300,000 made at the discretion of the Company. We also made a principal payment of $1,525,000 in 2012 on our subordinated debt.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent, we expect operations to generate adequate cash flows to maintain operations.

Capital Expenditures

The Company had three capital projects in progress with approximately $126,000 incurred as of March 31, 2012. One of these projects is installation of new bin sweeps in the plant's corn silos. Completion of this project is dependent on corn inventory levels in the silos and we expect this project to be completed in the third quarter of fiscal 2012. Another capital capital project is construction of a maintenance storage building. We anticipate completion of this building in the third quarter of fiscal 2012. The third project is an upgrade to our plant's process computer system. We also anticipate this project to be completed in the third quarter of fiscal 2012. The projected total costs for these three projects is $350,000. During the three months ended March 31, 2012, the Company placed in service approximately $1.6 million for capital projects with the majority of these costs related to installation of a corn oil extraction system.

Capital Resources

Short-Term Debt Sources

The Company had a revolving line-of-credit of $7,000,000 with no amounts drawn on this line-of-credit as of March 31, 2012. This revolving line-of-credit was refinanced in April 2012 at a reduced amount of $5,000,000 and matures in April 2013. The interest rate at refinance is 3.5% over the one-month LIBOR resulting in an initial interest rate of 3.75%, reset monthly.

Long-Term Debt Sources

Our primary debt instruments with FNBO included fixed and variable rate notes at March 31, 2012. These debt instruments were refinanced in April 2012 with only variable rate notes.

The following table summarizes our long-term debt instruments with FNBO.

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated
Term Note	March 31, 2012 (Unaudited)	September 30, 2011	March 31, 2012 (Unaudited)	September 30, 2011	Quarterly Principal Payment Amounts	Notes
Fixed Rate Note	$17.0	$18.3	6.00%	6.00%	$500,000	1, 2, 3
2007 Fixed Rate Note	3.0	6.8	6.00%	6.00%	Included above	1, 2, 3
Long-Term Revolving Note	—	—	6.00%	6.00%	$125,000	1, 2, 3, 4

Notes

1 - Refinanced in April 2012 with a new maturity date of April 2017.

2 - Range of estimated quarterly principal payments is based on terms of the refinance which occurred in April 2012.

3 - Interest rate at March 31, 2012 was 4.0% over the three-month LIBOR with a 6% minimum, reset quarterly. Interest rate at refinance was 3.5% over the three-month LIBOR resulting in an initial interest rate of 3.97%, reset quarterly.

4 - Funds withheld from the plant's design builder (approx $4,100,000) were applied to the Long-Term Revolving Note in March 2010 and correspondingly restricted by the Bank. These funds were released by the Bank in March 2012 pursuant to the Company meeting the requirements of the Required Emissions Test as defined in the Mediated Settlement Agreement with the design builder. At March 31, 2012, the Company had no outstanding balance and approximately $3,300,000 available on this note. Upon refinance, the total available was increased to $5,000,000, maturing in April 2017, with required quarterly reductions in total available/principal payments of $125,000.

Interest Rate Swap Agreements

In December 2005, we entered into an interest rate swap transaction that effectively fixed the interest rate at 8.08% on the outstanding principal of the Fixed Rate Note. In December 2007, we entered into a second interest rate swap transaction that effectively fixed the interest rate at 7.695% on the outstanding principal of the December 2007 Fixed Rate Note. The Company terminated the second swap agreement in December 2011. Upon termination of the swap agreement, approximately $3.0 million of the Company's debt was subject to the interest rate terms as described in the table above as of March 31, 2012.

Subordinated Debt

As part of our construction loan agreement, we entered into three separate subordinated debt agreements totaling $5,525,000 and received funds from these debt agreements during 2006. Interest is charged at a rate of 2.0% over the Variable Rate Note interest rate (a total of 8% at March 31, 2012 and September 30, 2011). Per the terms of the Mediated Settlement Agreement (the "Agreement") the Company entered into in November 2010 with two parties holding subordinated debt agreements with the Company, interest on $4,000,000 of the subordinated debt continued to accrue subsequent to the date of the Agreement but was only due and payable if we failed to pass the Qualified Emissions Test (the "Test") as defined in the Agreement. The Company met the requirements of the Test in March 2012 and correspondingly realized a reversal of accrued interest expense. This reversal is reflected within interest expense on our Statements of Operations for the period ending March 31, 2012. The Agreement also provided for various transactions between the Company and the two parties which resulted in satisfaction and release of the $4,000,000 of subordinated debt with the two parties. The remaining $1,525,000 of subordinated debt was also satisfied and released in March 2012. The balance outstanding on all subordinated debt was $0 and $5,525,000 as of March 31, 2012 and September 31, 2011.

Letters of Credit

We issued two letters of credit in 2009 in conjunction with the issuance of certain grain warehouse and distilled spirits bonds. The letters of credit were issued in the amount of $500,000 and $250,000, respectively. The letters of credit are subject to a 2.0% quarterly commitment fee. The letters of credit were outstanding at March 31, 2012. Both letters of credit were released in April 2012 and our current bond holder no longer requires the letters of credit as collateral for the referenced bonds.

Restrictive Covenants

We are subject to a number of covenants and restrictions in connection with our credit facilities, including:

•	Providing FNBO with current and accurate financial statements;

•	Maintaining certain financial ratios including minimum working capital and fixed charge coverage ratio;

•	Maintaining adequate insurance;

•	Making, or allowing to be made, any significant change in our business or tax structure; and

•	Limiting our ability to make distributions to members.

•	Maintain a threshold of capital expenditures

As of March 31, 2012 we are in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2012, but as of March 31, 2012 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-KT for the fiscal year ended September 30, 2011.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, ethanol and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles ("GAAP").

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol.

We enter into fixed price contracts for corn purchases on a regular basis.  It is our intent that, as we enter into these contracts, we will use various hedging instruments (puts, calls and futures) to maintain a near even market position.  For example, if we have 1 million bushels of corn under fixed price contracts we would generally expect to enter into a short hedge position to offset our price risk relative to those bushels we have under fixed price contracts.  Because our ethanol marketing company (RPMG) is selling substantially all of the gallons it markets on a spot basis we also include the corn bushel equivalent of the ethanol we have produced that is inventory but not yet priced as bushels that need to be hedged.

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

As of March 31, 2012 we had approximately 3.6 million bushels of corn under fixed price contracts.  Some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $677,000 was recorded.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt, from the refinance rate in effect on April 16, 2012, would cause an adverse change to our income in the amount of approximately $200,000.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2012, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

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

Risks Relating to Our Business

The Federal Volumetric Ethanol Excise Tax Credit ("VEETC") expired on December 31, 2011 and its absence could negatively impact our profitability. The ethanol industry has historically been benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit expired on December 31, 2011. It is unclear exactly how the absence of this tax credit will affect the ethanol market but it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

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

Increases in the price of corn may reduce our probitability. Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have little control. Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively impact our financial performance. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant. This may make ethanol production unprofitable. We may not be able to offset any increase in the price of corn by increasing the price of our products. If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

The prices of ethanol and distillers grains may decline as a result of antidumping and antisubsidy investigations being conducted by foreign countries with respect to ethanol and distillers grains originating in the United States. An increasing amount of our industry's products are being exported. If producers and exporters of ethanol and distillers grains are subjected to trade barriers when selling products to foreign customers there may be a reductions in the price of these products in the United States. Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibits
10.1	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated April 16, 2012.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2012 and September 30, 2011, (ii) Statements of Operations for the three and six months ended March 31, 2012 and 2011, (iii) Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 11, 2012	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2012	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)