Form 10-KT/A
period 2011-09-30
RED TRAIL ENERGY, LLC
filed 2012-07-06
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Annual Report on Form 10-KT ("Amendment No. 1") of Red Trail Energy, LLC (the "Company") for the transition period ended September 30, 2011, is being filed for the purpose of amending and restating Part IV, Item 15. Confidential Treatment has been requested for Exhibit 10.60, per comments received from the SEC the redactions have been revised.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, the complete text of the items amended by this Amendment No. 1 are set forth herein. The remainder of the Company’s Transition Report on Form 10-KT is unchanged and is not reproduced in this Amendment No. 1. This report speaks as of the original filing date of the Annual Report and has not been updated to reflect events occurring subsequent to the original reporting date. Accordingly, in conjunction with reading this Amendment No. 1, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filing.

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

RED TRAIL ENERGY, LLC

Date:	June 26, 2012	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 26, 2012	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 26, 2012	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	June 26, 2012	/s/ Kent Anderson
Kent Anderson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	June 26, 2012	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	June 26, 2012	/s/ Tim Meuchel
Tim Meuchel, Vice Chairman and Governor

Date:	June 26, 2012	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	June 26, 2012	/s/ Ron Aberle
Ron Aberle, Governor

Date:	June 26, 2012	/s/ Mike Appert
Mike Appert, Governor

Date:	June 26, 2012	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	June 26, 2012	/s/ William A. Price
William A. Price, Governor