Form 10-Q
period 2012-06-30
RED TRAIL ENERGY, LLC
filed 2012-08-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 40,213,973 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2012	September 30, 2011
	(Unaudited)
Current Assets
Cash and equivalents	$800	$4,672,997
Restricted cash	740,992	—
Accounts receivable, primarily related party	4,905,434	6,304,409
Other receivables	48,038	1,520,697
Commodities derivative instruments, at fair value	128,275	—
Inventory	8,707,991	11,659,863
Prepaid expenses	125,832	160,105
Total current assets	14,657,362	24,318,071

Property, Plant and Equipment
Land	833,131	351,280
Land improvements	4,033,830	3,984,703
Buildings	5,611,369	5,317,814
Plant and equipment	76,461,831	80,731,194
Construction in progress	31,652	649,325
	86,971,813	91,034,316
Less accumulated depreciation	30,068,893	27,670,319
Net property, plant and equipment	56,902,920	63,363,997

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	725,660	725,660
Deposits	114,825	185,150
Total other assets	1,445,485	1,515,810

Total Assets	$73,005,767	$89,197,878

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2012	September 30, 2011
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$999,855	$—
Accounts payable	3,512,536	7,225,527
Accrued expenses	4,509,454	2,710,116
Commodities derivative instruments, at fair value	751,250	21,062
Accrued loss on firm purchase commitments	132,000	444,000
Current maturities of long-term debt	2,131,863	30,831,502
Interest rate swaps, at fair value	—	827,887
Total current liabilities	12,036,958	42,060,094

Long-Term Liabilities
Notes payable	17,502,944	86,353
Contracts payable	275,000	275,000
Total long-term liabilities	17,777,944	361,353

Commitments and Contingencies	—	—

Members’ Equity	43,190,865	46,776,431

Total Liabilities and Members’ Equity	$73,005,767	$89,197,878

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$33,908,133	$35,142,332	$108,458,850	$97,848,386

Cost of Goods Sold
Cost of goods sold	37,475,142	34,572,112	111,294,577	91,391,950
Lower of cost or market inventory adjustment	63,000	259,000	243,647	259,000
Loss on firm purchase commitments	132,000	34,000	132,000	34,000
Total Cost of Goods Sold	37,670,142	34,865,112	111,670,224	91,684,950

Gross Profit (Loss)	(3,762,009)	277,220	(3,211,374)	6,163,436

General and Administrative Expenses	504,884	617,908	1,754,414	2,386,210

Operating Income (Loss)	(4,266,893)	(340,688)	(4,965,788)	3,777,226

Other Income (Expense)
Interest income	16,430	19,332	43,670	43,442
Other income	192,058	1,080,824	2,039,636	1,201,634
Interest expense	(232,879)	(545,593)	(696,385)	(1,673,962)
Total other income (expense), net	(24,391)	554,563	1,386,921	(428,886)

Net Income (Loss)	$(4,291,284)	$213,875	$(3,578,867)	$3,348,340

Weighted Average Units Outstanding
Basic	40,213,973	40,193,973	40,213,973	40,193,973

Diluted	40,293,973	40,193,973	40,293,973	40,193,973

Net Income (Loss) Per Unit
Basic	$(0.11)	$—	$(0.09)	$0.08

Diluted	$(0.11)	$—	$(0.09)	$0.08

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income (loss)	$(3,578,867)	$3,348,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,398,575	4,429,413
Change in fair value of derivative instruments	601,573	(179,161)
Equity-based compensation	(6,698)	—
Lower of cost or market inventory adjustment	243,647	259,000
Loss on firm purchase commitments	132,000	34,000
Noncash patronage equity	—	(210,114)
Change in operating assets and liabilities:
Restricted cash	(740,992)	533,412
Accounts receivable	1,398,975	(2,284,029)
Other receivables	1,472,659	(1,021,475)
Inventory	2,708,225	(5,775,621)
Prepaid expenses	34,273	(9,263)
Other assets	70,325	—
Accounts payable	(696,514)	(148,099)
Accrued expenses	1,799,338	2,907,617
Accrued purchase commitment losses	(444,000)	—
Cash settlements on interest rate swap	(827,547)	(946,080)
Net cash provided by operating activities	4,564,972	937,940

Cash Flows from Investing Activities
Capital expenditures	(2,953,975)	(1,135,828)
Net cash used in investing activities	(2,953,975)	(1,135,828)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	999,855	—
Debt repayments	(7,283,049)	(4,149,591)
Net cash used in financing activities	(6,283,194)	(4,149,591)

Net Decrease in Cash and Equivalents	(4,672,197)	(4,347,479)
Cash and Equivalents - Beginning of Period	4,672,997	6,760,815
Cash and Equivalents - End of Period	$800	$2,413,336

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	$1,252,430	$1,184,072
Noncash Investing and Financing Activities
Assets acquired under capital lease	$—	$470,241
Capital expenditures in accounts payable	$56,326	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2012

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the nine-month period ended September 30, 2011, contained in the Company's Annual Report on Form 10-KT.

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

As of:	June 30, 2012 (unaudited)				September 30, 2011
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	125	4,000,000	bushels	$128,275	10	50,000	bushels	$(21,062)
Corn options	225	1,125,000	bushels	$(751,250)
Total fair value				$(622,975)				$(21,062)
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2012

Interest Rate Contracts

The Company had approximately zero and $25.1 million of notional amount outstanding in interest rate swap agreements, as of June 30, 2012 and September 30, 2011, respectively, that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At June 30, 2012 and September 30, 2011, the fair value of the interest rate swaps totaled approximately zero and $828,000, respectively, and are recorded as a liability on the balance sheets. These agreements are not designated as effective hedges for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense. The swaps matured in April 2012 and upon execution of amended and restated loan agreements with its primary lender on April 16, 2012, the Company no longer had any swap agreements in place.

The Company recorded net settlements of approximately $828,000 and $946,000 for the nine months ended June 30, 2012 and 2011, respectively. See Note 4 for a description of these agreements.

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2012 and September 30, 2011:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2012 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$128,275	$751,250
Total derivatives not designated as hedging instruments for accounting purposes	$128,275	$751,250

Balance Sheet - as of September 30, 2011	Asset	Liability
Commodity derivative instruments, at fair value	$—	$21,062
Interest rate swaps, at fair value	—	827,887
Total derivatives not designated as hedging instruments for accounting purposes	$—	$848,949

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended June 30, 2012 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2011 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2012 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2011 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(1,729,656)	$690,998	$339,661	$(1,780,448)
Ethanol derivative instruments	Revenue	—	—	—	(166,025)
Soybean oil derivative instruments	Revenue	20,610	—	22,116	—
Interest rate swaps	Interest Expense	2,126	(36,320)	340	(71,275)
Total		$(1,706,920)	$654,678	$362,117	$(2,017,748)

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2012

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of June 30, 2012 and September 30, 2011 were as follows:

As of	June 30, 2012 (unaudited)	September 30, 2011
Raw materials, including corn, chemicals and supplies	$4,671,521	$7,843,358
Work in process	1,098,716	1,276,576
Finished goods, including ethanol and distillers grains	1,651,528	1,480,899
Spare parts	1,286,226	1,059,030
Total inventory	$8,707,991	$11,659,863
Lower of cost or market adjustments for the three and nine months ended June 30, 2012 and 2011 were as follows:

	For the three months ended June 30, 2012 (unaudited)	For the three months ended June 30, 2011(unaudited)	For the nine months ended June 30, 2012(unaudited)	For the nine months ended June 30, 2011(unaudited)
Loss on firm purchase commitments	$132,000	$34,000	$132,000	$34,000
Loss on lower of cost or market adjustment for inventory on hand	63,000	259,000	243,647	259,000
Total loss on lower of cost or market adjustments	$195,000	$293,000	$375,647	$293,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract price approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2012, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was slightly higher than market price. Based on this information, the Company accrued an estimated loss on firm purchase commitments of $132,000 for the three months ended June 30, 2012. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $63,000 and $259,000 for the three months ended June 30, 2012 and 2011, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2012

4. BANK FINANCING

As of	June 30, 2012 (unaudited)	September 30, 2011
Notes payable under loan agreement to bank	$19,500,000	$25,116,771
Subordinated notes payable	—	5,525,000
Capital lease obligations (Note 6)	134,807	276,084
Total Long-Term Debt	19,634,807	30,917,855
Less amounts due within one year	2,131,863	30,831,502
Total Long-Term Debt Less Amounts Due Within One Year	$17,502,944	$86,353

Market value of interest rate swaps	$—	$827,887
Less amounts due within one year	—	827,887
Total Interest Rate Swaps Less Amounts Due Within One Year	$—	$—

On April 16, 2012, the Company executed amended and restated loan agreements with its primary lender, First National Bank of Omaha ("FNBO"). The purposes of the amended and restated loan agreements were to extend the maturity date of the Company's current credit facilities, to adjust the interest rates payable pursuant to the Company's various credit facilities with FNBO and to change the amounts available under the Company's revolving loans. The loan agreements all provide for a variable interest rate as of June 30, 2012 with the term loan interest rate at 3.97% and long-term revolver interest rate at 3.97% and the operating line-of-credit interest rate at 3.75%. Repayment terms on the $20,000,000 term loan are $500,000 per quarter and $125,000 per quarter reduction in the total amount available from the initial $5,000,000 long-term revolver. Both of these loans mature on April 16, 2017. The $5,000,000 operating line-of-credit has a maturity date of April 16, 2013. At June 30, 2012, the Company had no amounts drawn on the long-term revolver and no amounts on the operating line of credit.

Scheduled debt maturities for the twelve months ending June 30
Totals

2013	$2,131,863
2014	2,002,944
2015	2,000,000
2016	2,000,000
2017	11,500,000
Thereafter	—
Total	$19,634,807

As of June 30, 2012, the Company was in compliance with its debt covenants with the exception of the Fixed Charge Coverage Ratio (FCCR) covenant. The Company received a waiver from its senior lender for this covenant violation for the quarter ended June 30, 2012. The Company is currently negotiating with its senior lender a loan amendment specific to the debt covenants and anticipates that it will be in compliance with the amended debt covenants upon execution of the loan amendment. The Company expects the loan amendment to be finalized in the fourth quarter of the current fiscal year.

Interest Rate Swap Agreements

The Company does not have any interest rate swap agreements in place pursuant to the terms of the refinance with its senior lender in April 2012.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2012

Interest Expense	For the three months ended June 30, 2012 (unaudited)	For the three months ended June 30, 2011 (unaudited)	For the nine months ended June 30, 2012(unaudited)	For the nine months ended June 30, 2011 (unaudited)
Interest expense on long-term debt	$235,005	$509,273	$696,045	$1,602,688
Interest rate swaps	(2,126)	36,320	340	71,274
Total interest expense	$232,879	$545,593	$696,385	$1,673,962

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2012 (unaudited)	Fair Value as of June 30, 2012 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$622,975	$622,975	$622,975	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2011	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$21,062	$21,062	$21,062	$—	$—
Interest rate swaps	827,887	827,887	—	827,887	—
Total	$848,949	$848,949	$21,062	$827,887	$—

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at June 30, 2012 and September 30, 2011 approximated the carrying value of approximately $19.6 million and $30.9 million, respectively. Fair value was estimated using estimated variable market interest rates as of June 30, 2012. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through June 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $153,000 and $528,000 for the three and nine months ended June 30, 2012, respectively and $141,000 and $417,000 for the three and nine months ended June 30, 2011, respectively. Equipment under capital

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2012

leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	June 30, 2012 (unaudited)	September 30, 2011
Equipment	$483,217	$483,217
Less accumulated amortization	(21,172)	(5,839)
Net equipment under capital lease	$462,045	$477,378

At June 30, 2012, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

	Operating Leases	Capital Leases
2013	$394,830	$135,181
2014	152,275	3,075
2015	59,805	—
2016	—	—
Thereafter	—	—
Total minimum lease commitments	$606,910	138,256
Less amount representing interest		(3,449)
Present value of minimum lease commitments included in liabilities on the balance sheet		$134,807

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2012, the Company had various fixed price contracts for the purchase of approximately 2.5 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $14.3 million related to the 2.5 million bushels under contract.

Construction in progress

The Company had construction in progress of $31,652 at June 30, 2012 relating to two capital projects: replacement of the plant's bin sweeps and additional corn storage. The Company anticipates that the bin sweep project will be completed during the fourth quarter of the current fiscal year. The costs related to additional corn storage are primarily research and development costs as the Company has not committed to this project until a full analysis of the project cost has been completed.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include Unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements are as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2012

			June 30, 2012 (unaudited)	September 30, 2011
Balance Sheet
Accounts receivable			$4,143,601	$5,392,559
Accounts payable			790,366	757,460

	For the three months ended June 30, 2012 (unaudited)	For the three months ended June 30, 2011 (unaudited)	For the nine months ended June 30, 2012 (unaudited)	For the nine months ended June 30, 2011 (unaudited)
Statement of Operations
Revenues	$27,905,983	$30,241,823	$92,340,844	$84,867,265
Cost of goods sold	807,656	925,311	2,035,682	2,492,974
General and administrative	28,111	12,483	84,689	41,656

Inventory Purchases	$4,276,342	$1,696,336	$20,132,430	$6,663,729

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

The Company anticipates that the results of operations during the remainder of fiscal 2012 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and drought conditions currently being experienced by much of the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2012, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-KT for the nine-month period ended September 30, 2011.

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

Immediately prior to the beginning of our third quarter of 2012, we started operating our corn oil extraction equipment. This equipment allows us to separate some of the corn oil contained in our distillers grains which we can market separately. Corn oil represents an additional revenue source for our operations. While management anticipates that extracting corn oil will reduce the total tons of distillers grains we produce, management anticipates that the increase in revenue that we expect from corn oil will more than offset the distillers grains revenue reductions.

In June 2012, following eighteen months of investigation, the Chinese dropped their anti-dumping complaint with respect to distiller grains produced in the United States. While the United States ethanol industry did not expect the Chinese to adopt a significant tariff on distillers grains due to China's rising demand for animal feed, the uncertainty that resulted from the antidumping investigation may have reduced distillers grains exports to China. Management anticipates that due to the termination of the anti-dumping investigation, distillers grains exports to China will increase, especially due to recent increases in corn prices. Rising distillers grains demand from China may lead to higher market prices for distillers grains in the United States.

The United States is experiencing drought conditions in many of the corn producing states which has created uncertainty regarding the amount of corn that will be harvested in the fall of 2012. This uncertainty, along with strong export demand for corn, has resulted in significantly higher corn prices following the end of our second quarter. These higher corn prices have not been completely offset by higher ethanol prices which has led to tighter operating margins for many ethanol producers.

The Company rescheduled its regularly scheduled fall maintenance shutdown from October 2012 to July 2012 due primarily to repairs to the plant that needed to be made. All necessary repairs were completed in July and the plant recommenced operations in early August.

On April 16, 2012, we executed amended and restated loan agreements with our primary lender, First National Bank of Omaha ("FNBO"). The purpose of the amended and restated loan agreements were to extend the maturity date of our current credit facilities, to adjust the interest rates payable pursuant to our various credit facilities with FNBO and to change the amounts available under our revolving loans. Our debt obligations with FNBO are classified on the Company's June 30, 2012 balance sheet consistent with the repayment terms of the refinance. For more information on our restructured credit agreements, please see the section below entitled "Capital Resources."

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our unaudited statements of operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012 (Unaudited)		Three Months Ended June 30, 2011 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$33,908,133	100.00	$35,142,332	100.00
Cost of Goods Sold	37,670,142	111.09	34,865,112	99.21
Gross Profit (Loss)	(3,762,009)	(11.09)	277,220	0.79
General and Administrative Expenses	504,884	1.49	617,908	1.76
Operating Income (Loss)	(4,266,893)	(12.58)	(340,688)	(0.97)
Other Income (Expense)	(24,391)	(0.07)	554,563	1.58
Net Income (Loss)	$(4,291,284)	(12.65)	$213,875	0.62

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2012 and 2011.

	Three Months ended June 30, 2012 (unaudited)	Three Months ended June 30, 2011 (unaudited)
Production:
Ethanol sold (gallons)	13,126,226	11,700,138
Dried distillers grains sold (tons)	24,928	25,120
Modified distillers grains sold (tons)	20,074	12,618
Corn oil sold (pounds)	1,083,040	—
Revenues:
Ethanol average price per gallon	$2.03	$2.52
Dried distillers grains average price per ton	198.09	181.02
Modified distillers grains average price per ton	100.99	91.60
Corn oil average price per pound	0.29	—
Primary Inputs:
Corn ground (bushels)	4,832,306	4,245,685
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.68	$6.88
Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.089	$0.096
Denaturant cost per gallon of ethanol sold	0.055	0.057
Electricity cost per gallon of ethanol sold	0.058	0.055
Direct labor cost per gallon of ethanol sold	0.044	0.045

Revenue

We experienced a significant increase in the gallons of ethanol we sold in the three month period ended June 30, 2012 as compared to the same period in 2011. The primary reason for this increase was the plant operating at a higher production rate in 2012 when compared to 2011, with the lower 2011 production rate being due to mechanical difficulties at the plant. These mechanical difficulties were corrected during our maintenance shutdown in the third quarter of 2011. The average price at which we sold our ethanol was $2.03 and $2.52 for the three month periods ending June 30, 2012 and 2011, respectively. Management attributes this decrease in ethanol prices with lower gasoline demand and relatively higher ethanol supplies which put downward pressure on ethanol prices during the 2012 period.

We experienced an increase in the total tons of of distillers grains we sold in the three month period ended June 30, 2012 as compared to the same period in 2011. We sold more of our distillers grains in the modified form during the 2012 period compared to the same period of 2011 due to market conditions that favored the sale of modified distillers grains. We sold 20,074 and 12,618 tons of modified distillers grains during the three month periods ended June 30, 2012 and 2011, respectively. The average price per ton of modified distillers grains was $100.99 and $91.60 for the three month periods ending June 30, 2012 and 2011, respectively. We sold 24,928 and 25,120 tons of dried distillers grains during the three month periods ended June 30, 2012 and 2011, respectively. The average price per ton of dried distillers grains was $198.09 and $181.02 for the three month periods ending June 30, 2012 and 2011, respectively. Management attributes this increase in distillers grains prices with higher corn prices which has positively impacted the demand for and prices of distillers grains.

Due to our increased ethanol and distillers grains production, we had a 13.8% increase in the amount of corn ground during the three month period ending June 30, 2012 as compared to the same period in 2011. Our average price per bushel of corn ground, net of hedging, was $6.68 for the quarter ended June 30, 2012 compared to $6.88 for the quarter ended June 30, 2011. Management attributes this decrease in our corn prices with favorable corn contracts we had in place in 2012 compared to 2011. Management anticipates that corn prices will remain volatile as a result of uncertainty regarding the size and quality of the corn crop that will be harvested in the fall of 2012.

For the three months ended June 30, 2012, we received approximately 79% of our revenue from the sale of fuel ethanol and approximately 21% of our revenue from the sale of distillers grains. Our revenue from ethanol decreased during the three months ended June 30, 2012 compared to the same period in 2011 because the average price we received per gallon of ethanol was lower in 2012. The effect of these lower ethanol prices was decreased due to our increased total gallons of ethanol sold during our third quarter of 2012. During the three months ended June 30, 2012, we experienced an increasing trend in the price we received for our ethanol as ethanol prices started to catch up with increases in corn prices. Higher ethanol prices have been met with historically high prices of corn which has placed pressure on our operating margins. However, starting in July 2012, we have experienced increasing ethanol prices which have resulted in improved margins in the ethanol industry. If the price of ethanol and our revenues are outpaced by rising corn prices, management believes our operating margins will be pressured downward, which could significantly affect our liquidity and may require us to suspend operations.

Cost of Goods Sold

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 111.1% for the three months ended June 30, 2012 as compared to 99.2% for the same period in 2011. This increase in cost of goods sold as a percentage of revenues was primarily the result of the decrease in the price we receive for our ethanol for the three months ended June 30, 2012 as compared to the same period in 2011 along with an increase in our cost of goods sold due to our increased corn consumption during the 2012 period.

Corn Costs

Competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, and quality of local corn for the plant. The cost of corn is the highest cost input to the plant and further increases in corn costs could dramatically affect our expected cost of goods sold. During the three month period ended June 30, 2012, corn prices fluctuated significantly and we expect continued volatility in corn prices for the rest of our fiscal year which could impact our cost of goods sold.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases and sales. At June 30, 2012, we have forward corn purchase contracts for various delivery periods through December 2012 for a total commitment of approximately $14.3 million. Our outstanding corn derivatives are projected to settle by December 2012.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were down 2% during the three month period ended June 30, 2012 compared to the same period of 2011, primarily due to decreased coal usage related to implementation of our flue gas recirculation project. This project was originally placed in service in May 2011. The reduction in coal costs for the period ending June 30, 2012 was partially offset by increased ethanol production compared to the same period of 2011.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were 1.5% for the three months ended June 30, 2012 compared to 1.8% in the same period of 2011. General and administrative expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced a decrease in actual general and administrative expenses of approximately $113,000 for the three month period ended June 30, 2012 as compared to the same period in 2011. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis going forward. However, because these expenses generally do not vary with the level of production at the plant, we expect our actual operating expenses to remain steady throughout the remainder of the 2012 fiscal year.

Operating Income/(Loss)

Our loss from operations for the three months ended June 30, 2012 was approximately 12.6% of our revenues compared to an operating loss of approximately 1.0% for the same period in 2011. The increase in our operating loss for the three month period ended June 30, 2012 was primarily due to a lower average price received for ethanol per gallon sold during the 2012 period.

Other Income/Expense

Our other loss for the three months ended June 30, 2012 was 0.1% of our total revenues compared to other income of 1.6% of revenues for the same period in 2011. Our other income for the three month period ended June 30, 2012 consisted primarily of revenue generated from sales of fly ash. We had other income during the 2011 period related to the federal Alternative Fuel Credit that we received in 2011 related to our use of alternative fuel as a fuel source for our operations. Our other expense for the three month period ended June 30, 2012 consisted primarily of interest expense.

Results of Operations for the Nine Months Ended June 30, 2012 and 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2012 and 2011:

	Nine Months Ended June 30, 2012 (Unaudited)		Nine Months Ended June 30, 2011 (Unaudited)

Statement of Operations Data	Amount	%	Amount	%
Revenues	$108,458,850	100.00	$97,848,386	100.00
Cost of Goods Sold	111,670,224	102.96	91,684,950	93.70
Gross Profit (Loss)	(3,211,374)	(2.96)	6,163,436	6.30
General and Administrative Expenses	1,754,414	1.62	2,386,210	2.44
Operating Income (Loss)	(4,965,788)	(4.58)	3,777,226	3.86
Other Income (Expense)	1,386,921	1.28	(428,886)	(0.44)
Net Income (Loss)	$(3,578,867)	(3.30)	$3,348,340	3.42

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2012 and 2011:

	Nine Months ended June 30, 2012 (unaudited)	Nine Months ended June 30, 2011 (unaudited)
Production:
Ethanol sold (gallons)	39,967,736	35,105,675
Dried distillers grains sold (tons)	79,107	75,058
Modified distillers grains sold (tons)	66,269	48,366
Corn oil sold (pounds)	1,083,040	—
Revenues:
Ethanol average price/gallon (net of hedging)	$2.16	$2.33
Dried distillers grains price/ton	193.3	161.51
Modified distillers grains price/ton	97.60	84.64
Corn oil price/pound	0.29	—
Primary Input:
Corn ground (bushels)	14,750,282	12,724,926
Costs of Primary Input:
Corn avg price/bushel (net of hedging)	$6.37	$5.34
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.089	$0.097
Denaturant cost	0.054	0.049
Electricity cost	0.058	0.050
Direct labor cost	0.044	0.045
Revenue

In the nine month period ended June 30, 2012, ethanol sales comprised approximately 80% of our revenues and distillers grains sales comprised approximately 20% of our revenues. For the nine month period ended June 30, 2011, ethanol sales comprised approximately 83% of our revenues and distillers grains sales comprised approximately 17% of our revenues. Our ethanol revenue as a percent of total revenues declined in 2012 primarily due to substantially more revenue we received from our sales of distillers grains due to higher corn prices which positively impacted distillers grains demand and prices.

The average ethanol sales price we received for the nine month period ended June 30, 2012 decreased 7% when compared to the same period in 2011. Management anticipates that ethanol prices will continue to be subject to influences from the prices of oil and gasoline along with the uncertainties surrounding several pieces of legislation which support the ethanol industry.

The price we received for our dried distillers grains increased by approximately 20% during the nine month period ended June 30, 2012 compared to the same period of 2011. The price of dried distillers grains changes in proportion to the price of corn, which has increased in the nine month period ended June 30, 2012. Accordingly, we anticipate that the market price of distillers grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal.

Cost of Good Sold

Our costs of goods sold as a percentage of revenues were approximately 103% for the nine month period ended June 30, 2012 compared to approximately 94% for the same period of 2011. Our cost of goods sold increased by approximately 22% in the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011, and our revenue for the same period increased by approximately 11%. This increase in the cost of goods sold is primarily a result of an increase in the cost of corn processed at our facility combined with increased production for the comparable periods. The increase in our revenues is due primarily to an increase in the gallons of ethanol sold in the 2012 period combined with an increase of approximately 34% in revenue from sales of distillers grains.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were lower for the nine month period ended June 30, 2012 than they were for the same period ended June 30, 2011. These percentages were approximately 1.6% and approximately 2.4% for the nine months ended June 30, 2012 and 2011, respectively. We experienced a decrease in actual general and administrative expenses of approximately $632,000 for the nine month period ended June 30, 2012 as compared to the same period in 2011. This decrease is primarily related to lower management fees paid in 2012.

Operating Income (Loss)

Our loss from operations for the nine months ended June 30, 2012 was approximately 4.6% of our revenues compared to income of approximately 3.9% of our revenues for the nine months ended June 30, 2011. This decrease in our profitability is primarily due to our cost of goods sold as a percentage of revenues being higher for the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011. During the same period we experienced approximately a 19% per bushel increase in our cost of corn, net of hedging.

Other Income/Expense

Other income for the nine months ended June 30, 2012, was approximately 1.3% of our revenue and totaled approximately $1.4 million. Other expense for the nine months ended June 30, 2011 totaled approximately $429,000 and was approximately 0.4% of our revenues. The increase in net other income/expense is primarily due to recognition of approximately $1.7 million of income from the alternative fuel tax credit and a decrease in interest expense of approximately $665,000 due to the mediated settlement.

Changes in Financial Condition for the Nine Months Ended June 30, 2012

Current Assets. Our cash and equivalents was lower at June 30, 2012 compared to September 30, 2011 due to our decreased net income and cash we used for our operations during our 2012 fiscal year. Our accounts receivable were lower at June 30, 2012 compared to September 30, 2011 primarily due to the majority of our receivables being sales of ethanol which was at a lower price per gallon in 2012 compared to 2011. Our other receivables were also lower at June 30, 2012 compared to September 30, 2011, primarily due to expiration on December 31, 2011 of a refundable alternative fuel tax credit which we had previously been eligible to receive. The value of our inventory was lower at June 30, 2012 compared to September 30, 2011 primarily due to a reduction in our raw materials inventory at June 30, 2012 due to timing factors and the effect of lower corn prices on the value of our inventory. Further, we had less bushels of corn in inventory as of June 30, 2012 because we were emptying some of our corn storage in order to replace our corn bin sweeps. Our inventory is valued at the lesser of our cost associated with our inventory or the market value of our inventory. When corn and ethanol prices increase or decrease, it results in a larger or smaller value being attributed to our inventory, even if the amount of ethanol and corn that we are holding in inventory is comparable. The market value of our commodities derivatives account was higher at June 30, 2012 compared to September 30, 2011 because we had significantly more commodity derivatives in place at June 30, 2012 than at September 30, 2011. Our prepaid expenses were lower at June 30, 2012 compared to September 30, 2011 primarily due to the timing of a payment for maintenance performed during our shutdown in October 2011.

Property, Plant and Equipment. The gross value of our property, plant and equipment was lower at June 30, 2012 compared to September 30, 2011 primarily due to an adjustment to the original cost basis of our coal fired system. This adjustment was pursuant to the terms of a Mediated Settlement Agreement entered into in November 2010 between us and the plant's design/builder with the financial terms of the agreement being triggered in March 2012. This adjustment was offset by capital expenditures related to placing our water filtration project in service, the purchase of employee housing, placing our corn oil extraction system in service, the purchase of land, and updating our process server. The net value of our property, plant and equipment was lower at June 30, 2012 compared to September 30, 2011 primarily as a result of the adjustment to the basis of our coal fired system as discussed above and also due to increases in our accumulated depreciation. The decrease in our construction in progress at June 30, 2012 compared to September 30, 2011 was primarily due to placing our water filtration system into service.

Other Assets. Our other assets were lower at June 30, 2012 compared to September 30, 2011 primarily due to earnest money being released relating to the Company's purchase of a residence for employee housing. This decrease was somewhat offset by a deposit made on possible lease financing for our corn oil extraction system. This lease deposit was refunded in July 2012 as we were not able to secure financing at terms comparable to terms offered with our current credit facilities.

Current Liabilities. Our current liabilities were significantly lower at June 30, 2012 compared to September 30, 2011, primarily due to our primary bank debt with First National Bank of Omaha ("FNBO") being classified as fully current at September 30, 2011 and classified as both current and long-term at June 30, 2012 due to the refinance closing in April 2012. We had a larger liability at June 30, 2012 compared to September 30, 2011 related to our derivative instruments due to larger unrealized losses on our derivatives. Our loss on firm purchase commitments was lower at June 30, 2012 compared to September 30, 2011 because of favorable contracts we had in place which were for prices less than market value at June 30, 2012. Accounts payable was also significantly lower at June 30, 2012 compared to September 30, 2011, primarily due to resolution of the dispute between us and the plant's design/builder which included certain amounts originally held back by us and resolved per the terms of the November 2010 Mediated Settlement Agreement with the design/builder being triggered in March 2012. Our accrued expenses were lower at June 30, 2012 compared to September 30, 2011 due to timing issues related to when we process corn settlements.

Long-term Liabilities. Our long-term liabilities were higher at June 30, 2012 compared to September 30, 2011, primarily due to our primary bank debt with FNBO being classified as a current liability as of September 30, 2011 and classified as both current and long-term at June 30, 2012 due to the refinance closing in April 2012. This change was offset by payments we made on our long-term debt during our 2012 fiscal year.

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

The following table shows cash flows for the nine months ended June 30, 2012 and 2011:

	2012 (unaudited)	2011 (unaudited)
Net cash provided by operating activities	$4,564,972	$937,940
Net cash used in investing activities	(2,953,975)	(1,135,828)
Net cash used in financing activities	(6,283,194)	(4,149,591)
Net decrease in cash	$(4,672,197)	$(4,347,479)
Cash and cash equivalents, end of period	$800	$2,413,336

Cash Flow from Operations

Our cash provided by operations was higher during our first nine months of 2012 compared to the same period of 2011 due to changes in our accounts receivable, other receivables, inventory and accrued expenses which benefitted our cash flow during the 2012 period. This effect was offset by our net loss during the 2012 period compared to net income during the 2011 period.

Cash Flow From Investing Activities

We used more cash for investing activities during the nine month period ended June 30, 2012 compared to the same period in 2011 due primarily to our installation of corn oil extraction equipment during the 2012 period. During the nine month period ended June 30, 2011, we primarily used cash for investing activities related to capital expenditures we made to institute our alternative fuel burning project.

Cash Flow from Financing Activities

We used more cash for financing activities during the nine month period ended June 30, 2012 as compared to the same period in 2011 due to increased payments we made on our long-term debt during the 2012 period. We made an additional principal payment on our bank debt of $3,300,000 during the 2012 period. We also made a principal payment of $1,525,000 in 2012 on our subordinated debt.

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

Capital Expenditures

The Company had two capital projects in progress with approximately $32,000 included in construction in progress as of June 30, 2012. One of these projects is installation of new bin sweeps in the plant's corn silos. This project is expected to be completed in our fourth quarter of fiscal 2012. We also have incurred some preliminary research and development costs related to additional corn storage during the three months ended June 30, 2012. During the three months ended June 30, 2012, the Company placed in service approximately $542,000 in capital projects with the majority of these costs related to an upgrade of our process computer system and construction of a maintenance storage building. We also had a cost adjustment related to our corn oil separation equipment which was realized in our quarter ended June 30, 2012.

Capital Resources

Short-Term Debt Sources

The Company had a revolving line-of-credit of $5,000,000 with no amounts drawn on this line-of-credit as of June 30, 2012. This revolving line-of-credit was refinanced in April 2012 at a reduced amount of $5,000,000 and matures in April 2013. The interest rate after the refinance is 3.5% over the one-month LIBOR resulting in an initial interest rate of 3.75%, reset monthly.

Long-Term Debt Sources

As a result of our debt refinancing with FNBO in April 2012, all of our debt instruments as of June 30, 2012 were variable rate promissory notes. Prior to the refinance, we had both fixed and variable rate notes.

The following table summarizes our long-term debt instruments with FNBO.

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated
Term Note	June 30, 2012 (Unaudited)	September 30, 2011	June 30, 2012 (Unaudited)	September 30, 2011	Quarterly Principal Payment Amounts	Notes
Fixed Rate Note	$—	$18.3	NA	6.00%	$500,000	1, 2, 3
2007 Fixed Rate Note	—	6.8	NA	6.00%	Included above	1, 2, 3
Variable Rate Note	19.5	—	3.97%	NA	$500,000	1, 2, 3
Long-Term Revolving Note	—	—	3.97%	6.00%	$125,000	1, 2, 3, 4

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
4 - Funds withheld from the plant's design builder (approx $4,100,000) were applied to the Long-Term Revolving Note in March 2010 and correspondingly restricted by the Bank. These funds were released by the Bank in March 2012 pursuant to the Company meeting the requirements of the Required Emissions Test as defined in the Mediated Settlement Agreement with the design builder. At June 30, 2012, the Company had no outstanding balance and approximately $5 million available on this note, maturing in April 2017, with required quarterly reductions in total available/principal payments of $125,000.

Subordinated Debt

As part of our original construction loan agreement, we entered into three separate subordinated debt agreements totaling $5,525,000 and received funds from these debt agreements during 2006. These agreements were all satisfied and released in March 2012. The balance outstanding on all subordinated debt was $0 and $5,525,000 as of June 30, 2012 and September 30, 2011.

Letters of Credit

We issued two letters of credit in 2009 in conjunction with the issuance of certain grain warehouse and distilled spirits bonds. The letters of credit were issued in the amount of $500,000 and $250,000, respectively. The letters of credit were not outstanding at June 30, 2012 since both letters of credit were released in April 2012 and our current bond holder no longer requires the letters of credit as collateral for the referenced bonds.

Restrictive Covenants

We are subject to a number of covenants and restrictions in connection with our credit facilities, including:

•	Providing FNBO with current and accurate financial statements;

•	Maintaining certain financial ratios including minimum working capital and fixed charge coverage ratio;

•	Maintaining adequate insurance;

•	Making, or allowing to be made, any significant change in our business or tax structure;

•	Limiting our ability to make distributions to members; and

•	Maintain a threshold of capital expenditures.

As of June 30, 2012 we are in compliance with our loan covenants with the exception of our Fixed Charge Coverage Ratio (FCCR) covenant. The Company received a waiver from its senior lender for this covenant violation for the quarter ended June 30, 2012. The Company is currently negotiating with its senior lender a loan amendment specific to the debt covenants and anticipates that it will be in compliance with the amended debt covenants upon execution of the loan amendment. The Company expects the loan amendment to be finalized in the the fourth quarter of the current fiscal year.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2012, but as of June 30, 2012 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-KT for the fiscal year ended September 30, 2011.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2012.

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

As of June 30, 2012 we had approximately 2.5 million bushels of corn under fixed price contracts.  Some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $132,000 was recorded.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of June 30, 2012, would cause an adverse change to our income in the amount of approximately $195,000.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2012, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The price of ethanol may decline as a result of antidumping and antisubsidy investigations being conducted by foreign countries with respect to ethanol originating in the United States. An increasing amount of our industry's products are being exported. If producers and exporters of ethanol are subjected to trade barriers when selling products to foreign customers there may be a reductions in the price of these products in the United States. Declines in the price we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) Statements of Operations for the three and nine months ended June 30, 2012 and 2011, (iii) Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 14, 2012	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2012	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)