Form 10-K
period 2012-09-30
RED TRAIL ENERGY, LLC
filed 2012-12-21
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to ______________

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
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2012 was $33,734,203.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 21, 2012, there were 40,148,160 Class A Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	The reduction or elimination of the renewable fuels use requirement in the Federal Renewable Fuels Standard;
•	An unfavorable spread between the market price of our products and our feedstock costs;
•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;
•	Availability and costs of our raw materials, particularly corn and coal;
•	Changes in or lack of availability of credit;
•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;
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

• legislation mandating the use of ethanol or other oxygenate additives; or
• environmental laws and regulations that apply to our plant operations and their enforcement.
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

AVAILABLE INFORMATION

Information about us is also available at our website at www.redtrailenergyllc.com, under "SEC Compliance," which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I

Change in Fiscal Year End

On January 1, 2011, our board of governors approved the change in our fiscal year end from December 31 to September 30, effective January 1, 2011. As a result of this change, this Annual Report on Form 10-K includes financial information for the nine-month transition period from January 1, 2011 to September 30, 2011 (the "Transition Period"). References in this Annual

Report on Form 10-K to fiscal year 2012 or fiscal 2012 refer to the period from October 1, 2011 until September 30, 2012. References to the Transition Period refer to the nine-month period from January 1, 2011 to September 30, 2011. References to fiscal year 2010 or fiscal 2010 refer to the period from January 1, 2010 through December 31, 2010.

ITEM 1.    BUSINESS

Business Development

Red Trail Energy, LLC was formed as a North Dakota limited liability company in July of 2003, for the purpose of constructing, owning and operating a fuel-grade ethanol plant (the "Plant") near Richardton, North Dakota in western North Dakota. References to "we," "us," "our" and the "Company" refer to Red Trail Energy, LLC. We have been in production since January 2007.

In the last week of March 2012, we completed installation of our corn oil extraction equipment which allows us to separate some of the corn oil that is contained in our distillers grains and market the corn oil separately from the distillers grains. While management anticipates that extracting corn oil will reduce the total tons of distillers grains we produce, management anticipates that the increase in revenue that we expect from corn oil will more than offset the distillers grains revenue reductions.

Effective November 8, 2010, we executed a Mediated Settlement Agreement with the firms that designed and built our ethanol plant in order to resolve certain issues related to the design of the plant, specifically related to the plant's fluidized bed combustor/boiler. The financial terms of the Mediated Settlement Agreement were only enforceable if and when the ethanol plant achieved certain emissions standards required by our environmental permits. We successfully completed the emissions testing and met the applicable standards during our quarter ended March 31, 2012.

On April 16, 2012, we executed amended and restated loan agreements with our primary lender, First National Bank of Omaha ("FNBO"). The purposes of amending and restating our loan agreements were to extend the maturity date of our current credit facilities, to adjust the interest rates payable pursuant to our various credit facilities with FNBO and to change the amounts available under our revolving loans. For more information on our restructured credit agreements, please see the section below entitled "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

Effective November 1, 2012, we entered into the First Amendment of First Amended and Restated Construction Loan Agreement with FNBO. Pursuant to the loan amendment, FNBO increased the amount that we are allowed to borrow on our Revolving Credit Loan from $5 million to $12 million until the date when our Revolving Credit Loan terminates on April 16, 2013. Further, FNBO changed the manner in which our fixed charge coverage ratio is calculated for our quarters ended December 31, 2012 and March 31, 2013. FNBO also waived our non-compliance with our fixed charge coverage ratio as of June 30, 2012 and September 30, 2012.

On August 27, 2012, we executed the Member Amended and Restated Ethanol Marketing Agreement with our ethanol marketer, RPMG, Inc. ("RPMG"). The terms of the new ethanol marketing agreement became effective on October 1, 2012. Prior to October 1, 2012, we continued to market ethanol through RPMG pursuant to our prior ethanol marketing agreement. We are an equity owner of Renewable Products Marketing Group, LLC, the parent entity of RPMG, so our marketing fees are based on RPMG's cost to market our ethanol. Further, as an owner, we share in the profits and losses generated by RPMG when it markets products for other producers who are not owners. Our new ethanol marketing agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG.

RPMG is our exclusive ethanol marketer. The term of our new ethanol marketing agreement is perpetual, until it is terminated according to the terms of the agreement. The primary reasons the ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, if there is a breach of the agreement which is not cured, or if we give advance notice to RPMG that we would like to terminate the agreement. Notwithstanding our right to terminate the ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination, we agreed to accept an assignment of certain railcar leases which RPMG has secured to service us. If the ethanol marketing agreement is terminated, it would trigger a redemption of our ownership interest in RPMG.

Financial Information

Please refer to "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "ITEM 8. Financial Statements and Supplementary Data" for our financial statements and supplementary data.

Principal Products

The principal products that we produce are ethanol, distillers grains and corn oil. We did not commence production of corn oil until the end of our second fiscal quarter of 2012. Therefore, our corn oil revenue during our 2012 fiscal year is not indicative of what we expect for an entire year. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years, including the Transition Period in 2011.

Product	Fiscal Year 2012	Transition Period 2011	Fiscal Year 2010
Ethanol	79%	84%	84%
Distillers Grains	20%	16%	16%
Corn Oil	1%	—%	—%

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

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein animal feed supplement primarily marketed to the dairy and beef industry. We produce two forms of distillers grains: Distillers Dried Grains with Solubles ("DDGS") and Modified Distillers Grains with Solubles ("MDGS"). MDGS is processed corn mash that has been dried to approximately 50% moisture. MDGS has a shelf life of approximately seven days and is often sold to nearby markets. DDGS is processed corn mash that has been dried to approximately 10% moisture. It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.

Corn Oil

In March 2012, we commenced operating our corn oil extraction equipment. The corn oil that we are capable of producing is not food grade corn-oil and it cannot be used for human consumption. The primary uses of the corn oil that we produce are for animal feed, industrial uses and biodiesel production.

Principal Product Markets

As described below in "Distribution Methods," we market and distribute all of our products through professional third party marketers, with the exception of our MDGS which we market internally. Our marketers make all decisions with regard to where our products are marketed. Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. Currently, the United States exports a significant amount of distillers grains to Mexico, Canada and China.

We expect our product marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

The Plant is located near Richardton, North Dakota in Stark County, in the western section of North Dakota. We selected the Richardton site because of its location to existing coal supplies and accessibility to road and rail transportation. Our plant is served by the Burlington Northern and Santa Fe Railway Company.

We sell and market the ethanol, distillers grains and corn oil produced at the plant through normal and established markets, including local, regional and national markets. We have marketing agreements with RPMG, Inc. ("RPMG") to sell our ethanol and corn oil. Whether or not ethanol and corn oil produced by our plant is sold in local markets will depend on decisions made by RPMG. Local ethanol markets are limited and are evaluated on a case-by-case basis. We also have a marketing agreement with CHS, Inc. ("CHS") for our DDGS. We market and sell our MDGS internally, primarily by truck delivery in our local market.

Ethanol

We have a marketing agreement with RPMG for the purposes of marketing and distributing all of the ethanol we produce at the Plant.  RPMG markets a total of approximately one billion gallons of ethanol on an annual basis.  Currently we own 7.69% of the outstanding capital stock of RPMG.  Our ownership interest will fluctuate as other ethanol plants that utilize RPMG's marketing services may become owners of RPMG or decide to change marketers.  Our ownership interest in RPMG entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer ("CEO").  Our marketing agreement with RPMG will be in effect as long as we continue to be a member in RPMG.

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

Corn Oil

In March 2012, we executed a Corn Oil Marketing Agreement with RPMG to sell all of the corn oil that we produce. We pay RPMG a commission based on each pound of corn oil that RPMG sells on our behalf. The initial term of the Corn Oil Marketing Agreement is one year and the agreement automatically renews for additional one year terms unless either party gives notice that it will not extend the agreement past the current term.

New Products and Services

We started producing corn oil separate from our distillers grains during our 2012 fiscal year. We do not anticipate introducing any new products or services during our 2013 fiscal year.

Sources and Availability of Raw Materials

Corn

Our plant used approximately 18 million bushels of corn in 2012, or approximately 49,000 bushels per day, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During 2012, we were able to secure sufficient grain to operate the plant and do not anticipate any problems securing enough corn during 2013.   Almost all of our corn is supplied from farmers and local elevators in North Dakota and South Dakota. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there was an extended drought or other production problem.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

Corn prices depend on several other factors as well, including world supply and demand and the price of other commodities.  United States production of corn can be volatile as a result of a number of factors, including weather, current and anticipated stocks, domestic and export prices and supports and the government's current and anticipated agricultural policy.  The price of corn was volatile during our 2012 fiscal year and we anticipate that it will continue to be volatile in the future.  We anticipate that increases in the price of corn, which are not offset by corresponding increases in the prices we receive from sale of our products, will have a negative impact on our financial performance.

Coal

Coal is also an important input to our manufacturing process. During our fiscal year ended September 30, 2012, we used approximately 70,000 tons of coal.  Our plant was originally designed to run on lignite coal, however, we experienced problems running on lignite during start up which caused us to change to sub-bituminous Powder River Basin ("PRB") coal.

We purchase the coal needed to power our ethanol plant from a supplier under a contract which specifies quantity and price. This arrangement helps us to mitigate price volatility in the coal market. The contract with our coal supplier was renewed on December 16, 2011. Our new coal contract is scheduled to expire on December 31, 2012. Management anticipates that it will be able to enter into a new coal supply contract prior to the expiration of the current coal supply contract. We believe we could obtain alternative sources of PRB coal if necessary, though we could suffer delays in delivery and higher prices that could hurt our business and reduce our profits. We believe there is sufficient supply of coal from the PRB coal regions in Wyoming and Montana to meet our demand for PRB coal.

Electricity

The production of ethanol uses significant amounts of electricity. We entered into a contract with Roughrider Electric Cooperative to provide our needed electrical energy.   The term of the contract is up for renewal in August 2013.

Water

To meet the plant's water requirements, we have entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons per year.  The plant anticipates receiving adequate water supplies during 2013.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM to use certain ethanol production technology necessary to operate the Plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and build the Plant.

Seasonality of Sales

We experience some seasonality of demand for our ethanol, distillers grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distillers grains demand during the summer months due to natural depletion in the size of cattle feed lots and during times when cattle are turned out to pasture. Finally, corn oil is used for biodiesel production which typically decreases in the winter months due to decreased biodiesel demand. This leads to decreased corn oil demand during the winter months.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the Plant. Our primary sources of working capital are income from our operations as well as our revolving lines of credit with FNBO. During our fiscal year ended September 30, 2012 we used a portion of our working capital for capital expenditures related to installation of our water filtration equipment, the purchase of employee housing and land, placing our corn oil extraction system in service, updating our process server and installing new bin sweeps. We do not have any material capital improvements scheduled for our 2013 fiscal year and management believes that our current sources of working capital are sufficient to sustain our operations during our 2013 fiscal year.

Dependence on a Few Major Customers

As discussed above, we rely on RPMG and CHS for the sale and distribution of all of our ethanol, corn oil and DDGS. Accordingly, we are highly dependent on RPMG and CHS for the successful marketing of most of our products. We anticipate that we would be able to secure alternate marketers should RPMG or CHS fail, however, a loss of either of our marketers could significantly harm our financial performance.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we have. Larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. Following the significant growth in the ethanol industry during 2005 and

2006, the ethanol industry has grown at a much slower pace. As of December 10, 2012 the Renewable Fuels Association estimates that there are 211 ethanol production facilities in the United States with capacity to produce approximately 14.7 billion gallons of ethanol annually. The RFA also estimates that approximately 10% of the ethanol production capacity in the United States is currently idled. The ethanol industry is continuing to experience consolidation where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,720	—	12%
POET Biorefining	1,629	—	11%
Valero Renewable Fuels	1,130	—	8%
Green Plains Renewable Energy	730	—	5%

Updated: December 10, 2012

Ethanol is a commodity product where competition in the industry is predominantly based on price. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, we have experienced increased competition from oil companies who have started purchasing ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate the Plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. The drought that occurred during the summer of 2012 led to some areas of the United States with very poor corn crops and other areas with plentiful corn crops. Ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized decreased corn crops.

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011, along with higher ethanol prices during 2012. This increased competition from ethanol imports may have negatively impacted demand for ethanol produced in the United States which management believes led to lower operating margins in 2012.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The primary federal policy that supports the ethanol industry is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons per year of renewable fuels by 2022. However, the RFS requirement for corn-based ethanol, such as the ethanol we produce, is capped at 15 billion gallons per year starting in 2015. For 2012, the RFS for corn-based ethanol was approximately 13.2 billion gallons per year. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol. The RFS for 2013 for corn-based ethanol is 13.8 billion gallons per year.

Many in the ethanol industry believe that it will not be possible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in June 2012, the EPA issued its final approval for sales of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

In August 2012, governors from six states filed formal requests with the EPA to waive the requirements of the RFS. The waiver request was denied by the EPA on November 16, 2012 so the RFS remains in effect. However, management anticipates that the groups supporting the waiver will increase their efforts to have Congress repeal the RFS since the waiver request failed. While management does not anticipate that efforts to repeal the RFS will be successful due to the composition of the Congress, it is possible that the RFS could be adjusted by Congress in the future which could negatively impact the ethanol industry.

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. The blenders' credit expired on December 31, 2011 and was not renewed. The blenders' credit provided a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. The VEETC may have resulted in fuel blenders using more ethanol that was required pursuant to the RFS which may have increased demand for ethanol. Management believes that despite the expiration of VEETC, ethanol demand will be maintained provided the ethanol use requirement of the RFS continues. However, fuel blenders may only use enough ethanol to meet the RFS requirement, as opposed to blending additional ethanol that is not required by the RFS, without this federal tax incentive.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the Plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration ("OSHA"). OSHA regulations may change such that the costs of operating the Plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the Plant. During our 2012 fiscal year, we incurred costs and expenses of approximately $1,188,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In the past, United States ethanol production was benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Due to higher ethanol prices and the elimination of the tariff, ethanol imports have increased significantly during our 2012 fiscal year. These ethanol imports have increased the supply of ethanol in the United States which has negatively impacted ethanol prices. Further, these ethanol imports have come at a time when ethanol demand has been lower which has magnified the negative impact of these ethanol imports.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis. Many in the ethanol industry believe that the lifecycle greenhouse gas analysis used by California unfairly impacts corn based ethanol. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional. This ruling halted implementation of the California LCFS for a period of time. However, in April 2012, a federal appeals court reviewing the case decided to allow California to continue to implement the LCFS until the federal court of appeals could decide the case. Oral arguments regarding the constitutionality of the California LCFS were presented to the federal appeals court on October 16, 2012 and a decision is expected in the near future. The California LCFS may prevent us from selling our ethanol in California. California represents a significant ethanol demand market. If we are unable to sell our ethanol in California, it may negatively impact our ability to profitably operate the Plant.

Employees

As of September 30, 2012, we had 39 full-time employees. We typically have 42 full-time employees and we anticipate that we will have approximately 42 full-time employees during the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for our 2012 fiscal year, the Transition Period of 2011, and our 2010 fiscal year were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our marketers. Our marketers may decide to sell our products in countries other than the United States. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

Our profitability is dependent on a positive spread between the price we receive for our products and the raw material costs required to produce our products. Practically all of our revenue is derived from the sale of our ethanol, distillers grains and corn oil. Our primary raw material costs are corn costs and energy costs. Our profitability depends on a positive spread between the market price of the ethanol, distillers grains and corn oil we produce and the raw material costs related to these products. While ethanol, distillers grains and corn oil prices typically change in relation to corn prices, this correlation may not always exist. In the event the prices of our products decrease at a time when our raw material costs are increasing, we may not be able to profitably operate the Plant. In the event the spread between the price we receive for our products and the raw material costs associated with producing those products is negative for an extended period of time, we may fail which could negatively impact the value of our units.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a credit facility with FNBO, our primary lender. Our credit agreements with FNBO include various financial loan covenants. We executed a loan amendment with our primary lender which specifically addressed our compliance with one of our loan covenants, the fixed charge coverage ratio covenant, for quarters ending June 30 and September 30, 2012 and future quarters. Management projections indicate that we will be in compliance with our amended financial loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, FNBO could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn and ethanol through the use of hedging instruments.  However, our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn prices increase. Further, using cash for margin calls to support our hedge positions can have an impact on the cash we have available for our operations which could negatively impact our liquidity during times when corn prices fall significantly. The effects of our hedging activities may negatively impact our ability to profitably operate which could reduce the value of our units.

Changes and advances in ethanol production technology could require us to incur costs to update the Plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in the Plant less desirable or obsolete.  These advances could allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause the Plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to the Ethanol Industry

Excess ethanol supply in the market has put negative pressure on the price of ethanol which could lead to continued tight operating margins and may impact our ability to operate profitably. The ethanol industry has been contending with higher ethanol stocks throughout 2012. Ethanol production increased significantly prior to the expiration of the VEETC blenders' credit on December 31, 2011. This led to an increase in the amount of ethanol stocks in the United States. In addition, the expiration of the secondary tariff on imported ethanol along with higher ethanol prices led to an increase in ethanol imports which may have increased ethanol stocks in 2012. These higher ethanol stocks have been met with weaker ethanol demand due to lower gasoline demand during 2012. This weaker gasoline demand was the result of higher gasoline prices. Since ethanol is almost exclusively blended with gasoline, when gasoline demand falls ethanol demand typically falls proportionately. If we continue to experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles.  Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 134 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry has reached this blend wall.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol are a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Recently, the EPA approved the use of E15 for standard vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15.  Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.  This could reduce or eliminate the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn.  The

Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  This has encouraged innovation and has led to several companies who are in the process of building commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Risks Related to Regulation and Governmental Action

If the ethanol use requirement of the Federal Renewable Fuels Standard ("RFS") is reduced or eliminated, it may negatively impact our profitability. The RFS requires that an increasing amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol we produce, can be used to meet a portion of the RFS requirement. In August 2012, governors from six states petitioned the EPA for a waiver of the RFS requirement. While the EPA denied the waiver request on November 16, 2012, management anticipates that opponents of the RFS will continue their efforts to repeal the RFS, either through lawsuits or actions by Congress. If ethanol's opponents are successful in reducing or eliminating the RFS, it may lead to a significant decrease in ethanol demand which could negatively impact our profitability and the value of our units.

The Federal Volumetric Ethanol Excise Tax Credit ("VEETC") expired on December 31, 2011 and its absence could negatively impact our profitability. The ethanol industry has historically been benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit expired on December 31, 2011. Management believes that without the blenders' credit, fuel blenders will stop blending more ethanol than is required by the RFS as these fuel blenders have done in the past. This decrease in what is called discretionary blending may lead to decreased ethanol demand which could negatively impact our profitability and the value of our units.

The Secondary Tariff on Imported Ethanol expired on December 31, 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. This secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol produced in certain foreign countries. Following the expiration of this tariff, the price of ethanol in the United States increased significantly, due in part to higher corn prices. This made the United States a favorable market for foreign ethanol producers to export ethanol, especially in areas of the United States which are served by international shipping ports. Ethanol imports increased significantly during 2012. This increase in ethanol imports resulted in lower demand for domestically produced ethanol. Management believes that the increase in ethanol imports may have resulted in less favorable operating margins during 2012 which negatively impacted our operations. These ethanol imports may continue which could decrease our ability to profitably operate the Plant and may reduce the value of our units.

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require the Plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases; which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the California LCFS was delayed by a court ruling that the law is unconstitutional, the effect of this ruling was appealed by the State of California. The federal appeals court which is reviewing the California LCFS has allowed enforcement to continue until the court of appeals decides the case. Any decrease in ethanol demand as a result of the California LCFS regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the Plant.

ITEM 2. PROPERTIES

The Plant is located just east of the city limits of Richardton, North Dakota, and just north and east of the entrance/exit ramps to Interstate I-94. The Plant complex is situated inside a footprint of approximately 25 acres of land which is part of an approximately 135 acre parcel.  We acquired ownership of the land in 2004 and 2005. Included in the immediate campus area of the Plant are perimeter roads, buildings, tanks and equipment. An administrative building and parking area are located approximately 400 feet from the Plant complex.  During our 2012 fiscal year, we purchased an additional approximately 110 acres of land that is adjacent to our current property. During 2008 we purchased an additional 10 acre parcel of land that is adjacent to our current property.  Our coal unloading facility and storage site was built on this property.

The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.  The Plant was placed in service in January 2007 and is in excellent condition and is capable of functioning at 100 percent of its 50 million gallon name-plate production capacity.

All of our tangible and intangible property, real and personal, serves as the collateral for our senior credit facility with FNBO. Our senior credit facility is discussed in more detail under "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS - Capital Resources."

ITEM 3.    LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our membership units.  We have engaged Alerus to create a Qualified Matching Service ("QMS") in order to facilitate trading of our units.  The QMS consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  Please see the table below for information on the prices of units transferred in transactions completed via the QMS.  We do not become involved in any purchase or sale negotiations arising from the QMS and we take no position as to whether the average price or the price of any particular sale is an accurate measure of the value of our units.  As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause the Company to be deemed a publicly traded partnership.

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

As of December 21, 2012, there were 932 holders of record of our Class A units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated. The 2011 period is comprised of the nine-month Transition Period from January 1, 2011 to September 30, 2011.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2011 1st	$0.50	$0.50	$0.50	10,000
2011 2nd	$0.62	$0.65	$0.65	74,000
2011 3rd	$—	$—	$—	—
2012 1st	$—	$—	$—	—
2012 2nd	$0.55	$0.65	$0.63	137,372
2012 3rd	$0.54	$0.65	$0.56	133,813
2012 4th	$0.50	$0.58	$0.52	210,000

DISTRIBUTIONS

We did not make any distributions to our members during our 2012 fiscal year or the Transition Period ended September 30, 2011. Distributions are payable at the discretion of our Board, subject to the provisions of the North Dakota Limited Liability Company Act and our Member Control Agreement. Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow. These loan covenants and restrictions are described in greater detail under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." A unit holder's distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.

EQUITY COMPENSATION PLANS

The equity compensation plan details provided below are as of September 30, 2012.

Plan Category	Number of Units to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Units Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Members	—	$—	—
Equity Compensation Plans Not Approved By Members	80,000	$—	—
Total	80,000	$—	—

In July 2011, the Company entered into an equity grant agreement with our Chief Financial Officer. Pursuant to the equity grant agreement, we agreed to grant our Chief Financial Officer 100,000 membership units which vest over a period of five years. Pursuant the agreement, 20,000 membership units vested on October 1, 2011 and an additional 20,000 membership units will vest on October 1st of each year thereafter until 2015. Unvested membership units are subject to forfeiture based on the terms of the equity grant agreement.

ISSUER PURCHASES OF EQUITY SECURITIES

During our fourth quarter of our 2012 fiscal year, we made the following repurchases of our membership units.

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
July 2012	35,813	$0.61	—	—
August 2012	—	—	—	—
September 2012	—	—	—	—
Total	35,813	$0.61	—	—

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of December 31, 2010, 2009 and 2008 and the selected income statement data and other financial data for the years ended December 31, 2009 and 2008 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2012 and the Transition Period ended September 30, 2011 and the selected statement of operations data and other financial data for the fiscal year ended September 30, 2012, the Transition Period ended September 30, 2011 and the fiscal year ended December 31, 2010 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	Fiscal Year Ended	Nine-Month Transition Period Ended	Fiscal Year Ended December 31
Statement of Operations Data:	September 30, 2012	September 30, 2011	2010	2009	2008
Revenues	$131,458,769	$112,290,222	$109,895,184	$93,836,661	$131,903,514

Cost of Goods Sold	136,013,928	108,137,084	95,946,218	87,850,869	131,025,238

Gross Profit (Loss)	(4,555,159)	4,153,138	13,948,966	5,985,792	878,276

General and Administrative	2,224,351	1,972,679	3,116,212	2,812,891	2,857,091

Operating Income (Loss)	(6,779,510)	2,180,459	10,832,754	3,172,901	(1,978,815)

Other Income (Expense)	2,081,535	1,671,836	(1,803,982)	(2,812,241)	(3,387,757)

Net Income (Loss)	$(4,697,975)	$3,852,295	$9,028,772	$360,660	$(5,366,572)

Weighted Average Units Outstanding - Basic	40,204,971	40,193,973	40,193,973	40,191,494	40,176,974

Weighted Average Units Outstanding - Diluted	40,217,471	40,213,973	40,193,973	40,191,494	40,176,974

Net Income (Loss) Per Unit - Basic and Diluted	$(0.12)	$0.10	$0.22	$0.01	$(0.13)

	Fiscal Year Ended	Nine-Month Transition Period Ended	Fiscal Year Ended December 31
Balance Sheet Data:	September 30, 2012	September 30, 2011	2010	2009	2008
Current Assets	$17,716,814	$24,318,071	$22,292,500	$25,384,612	$16,423,730

Net Property and Equipment	55,372,225	63,363,997	66,544,644	71,415,582	78,010,042

Total Assets	75,748,166	89,197,878	89,924,953	97,677,401	95,802,453

Current Liabilities	12,184,043	42,060,094	20,451,155	18,634,421	61,968,448

Long-Term Liabilities	21,527,164	361,353	26,569,662	45,167,616	275,000

Members' Equity	42,036,959	46,776,431	42,904,136	33,875,364	33,559,005

Book Value Per Unit	$1.05	$1.17	$1.07	$0.84	$0.84

Dividends Declared Per Unit	$—	$—	$—	$—	$—
* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Fiscal Year End

On January 1, 2011, our board of governors approved the change in our fiscal year end from December 31 to September 30, effective January 1, 2011. As a result of this change, this Annual Report on Form 10-K includes financial information for the nine-month transition period from January 1, 2011 to September 30, 2011 (the "Transition Period"). References in this Annual Report on Form 10-K to fiscal year 2012 or fiscal 2012 refer to the period from October 1, 2011 until September 30, 2012. References to the Transition Period refer to the nine-month period from January 1, 2011 to September 30, 2011. References to fiscal year 2010 or fiscal 2010 refer to the period from January 1, 2010 through December 31, 2010.

Results of Operations for the Fiscal Year Ended September 30, 2012 and Transition Period Ended September 30, 2011

The following table shows the results of our operations and the approximate percentage of revenues, costs of sales, operating expenses and other items to total revenues in our statements of operations for the fiscal year ended September 30, 2012 and the Transition Period ended September 30, 2011:

	Fiscal Year Ended September 30, 2012		Transition Period Ended September 30, 2011

Statement of Operations Data	Amount	%	Amount	%
Revenues	$131,458,769	100.00	$112,290,222	100.00
Cost of Goods Sold	136,013,928	103.47	108,137,084	96.30
Gross Profit (Loss)	(4,555,159)	(3.47)	4,153,138	3.70
General and Administrative Expenses	2,224,351	1.69	1,972,679	1.76
Operating Income (Loss)	(6,779,510)	(5.16)	2,180,459	1.94
Other Income	2,081,535	1.58	1,671,836	1.49
Net Income (Loss)	$(4,697,975)	(3.58)	$3,852,295	3.43

The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal year ended September 30, 2012 and the Transition Period ended September 30, 2011:

	Fiscal Year Ended September 30, 2012	Transition Period Ended September 30, 2011
Production:
Ethanol sold (gallons)	47,340,485	37,327,103
Dried distillers grains sold (tons)	95,953	81,046
Modified distillers grains sold (tons)	71,729	40,329
Corn oil sold (pounds)	2,180,690	—
Revenues:
Ethanol average price/gallon (net of hedging)	$2.18	$2.52
Dried distillers grains price/ton	$205.88	$176.72
Modified distillers grains price/ton	$99.82	$91.46
Corn oil price/pound	$0.33	$—
Primary Input:
Corn ground (bushels)	17,672,456	13,285,113
Costs of Primary Input:
Corn avg price/bushel (net of hedging)	$6.57	$6.76
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.087	$0.093
Denaturant cost	$0.050	$0.053
Electricity cost	$0.051	$0.047
Direct labor cost	$0.048	$0.048

Revenue

In our fiscal year ended September 30, 2012, ethanol sales comprised approximately 79% of our revenues, distillers grains sales comprised approximately 20% of our revenues and corn oil sales comprised approximately 1% of our revenues. For the Transition Period ended September 30, 2011, ethanol sales comprised approximately 84% of our revenues and distillers grains sales comprised approximately 16% of our revenues. We had no corn oil sales during the 2011 period. Our ethanol revenue as a percent of total revenues declined in 2012 primarily due to substantially more revenue we received from our sales of distillers grains due to higher corn prices which positively impacted distillers grains demand and prices. We also experienced lower average ethanol prices during the 2012 period which decreased the percentage of our total revenue attributed to ethanol sales.

The average ethanol sales price we received for the fiscal year ended September 30, 2012 decreased by approximately 13% when compared to the Transition Period in 2011. Management attributes this decrease in ethanol prices with excess ethanol supply during the 2012 period which led to higher ethanol stocks. Many fuel blenders purchased a significant amount of excess ethanol during the fourth quarter of 2011 in order to receive the VEETC blenders' credit before it expired on December 31, 2011. Further, management attributes this decrease in ethanol prices to lower ethanol demand which resulted from lower gasoline demand during 2012. Since ethanol is primarily blended with gasoline for sale in the United States, when domestic gasoline demand decreases, so does demand for ethanol. Management anticipates that ethanol prices will continue to be subject to influences from the prices of oil and gasoline along with the uncertainties surrounding the ethanol use requirement in the RFS.

The price we received for our dried distillers grains increased by approximately 16% during the fiscal year ended September 30, 2012 compared to our 2011 Transition Period. The price we received for our modified distillers grains increased by approximately 9% during our fiscal year ended September 30, 2012 compared to our 2011 Transition Period. The price of distillers grains typically changes in proportion to the market price of corn. For the fiscal year ended September 30, 2012, this increase was not proportionate as our average price of corn when compared to our 2011 Transition Period actually decreased. This was primarily due to strong demand for distillers grains. Management anticipates continued high distillers grains prices during our 2013 fiscal year in correlation to anticipated high corn prices and tight corn supplies. Any significant shift in corn supplies or demand will likely impact the price we receive for our distillers grains.

We had corn oil revenue during our 2012 fiscal year which supplemented our revenue. We commenced operating our corn oil extraction equipment at the end of our second fiscal quarter of 2012, so our corn oil sales during the 2012 period are not representative of what we expect for an entire 12 months period.

We sold more gallons of ethanol and more tons of distillers grains during our 2012 fiscal year compared to our 2011 Transition Period, primarily due to the fact that the 2012 period included an entire 12 months of operations while the 2011 Transition Period only included 9 months of operations.

Cost of Good Sold

Our cost of goods sold was higher for our fiscal year ended September 30, 2012 compared to our 2011 Transition Period primarily because we had an entire 12 months of operations during the 2012 period compared to 9 months of operations for the 2011Transition Period. We ground approximately 33% more bushels of corn during the 2012 period compared to the 2011 period. Offsetting this increase in our corn consumption, was a decrease of approximately 3% in the average price we paid per bushel of corn, net of our hedging instruments, during our 2012 fiscal year compared to our 2011 Transition Period. Management anticipates that higher corn prices will continue due to lower corn carryover during the last two crop years and a lower than anticipated corn harvest during the fall of 2012. Management anticipates that the market will continue to ration corn through higher prices. Management anticipates that due to our location, we will not have difficulty securing all of the corn that we need during our 2013 fiscal year to operate the Plant. However, management anticipates continued volatility in corn prices during our 2013 fiscal year.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were lower for our fiscal year ended September 30, 2012 than they were for our Transition Period ended September 30, 2011. These percentages were approximately 1.7% and approximately 1.8% for our fiscal year ended September 30, 2012 and our Transition Period ended September 30, 2011, respectively. Our general and administrative expenses were higher during the 2012 period due to the fact that it included an entire 12 months of operations compared to the 9 months of operations included in our 2011 Transition Period. The relative decrease, on a percentage basis, of our general and administrative expenses during the 2012 period compared to the 2011 Transition Period was due to decreased management fees due to expiration of our management agreement with Greenway Consulting.

Other Income/Expense

Our interest income was higher during our 2012 fiscal year due to the fact that it included an entire 12 months of operations compared to 9 months during the 2011 Transition Period. Our other income was lower during our 2012 fiscal year compared to our 2011Transition Period primarily due to expiration in December 2011 of an alternative fuel tax credit. We had less interest expense during our 2012 fiscal year compared to our 2011 Transition Period due to a combination of having less debt outstanding and lower interest rates during the 2012 period compared to the 2011 period.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2012 and Transition Period Ended September 30, 2011

Current Assets. Our cash and equivalents were lower at September 30, 2012 compared to September 30, 2011 due to our decreased net income and cash we used for our operations during our 2012 fiscal year. Our accounts receivable were lower at September 30, 2012 compared to September 30, 2011 primarily due to the majority of our receivables being sales of ethanol which was at a lower price per gallon in 2012 compared to 2011 along with the timing of the end of our fiscal years in 2012 compared to 2011. Our other receivables were also lower at September 30, 2012 compared to September 30, 2011, primarily due to expiration on December 31, 2011 of a refundable alternative fuel tax credit which we had previously been eligible to receive. The value of our inventory was higher at September 30, 2012 compared to September 30, 2011 primarily due to both ethanol and DDGS inventory levels being higher at September 30, 2012. Our prepaid expenses were lower at September 30, 2012 compared to September 30, 2011 primarily due to the timing of a payment for maintenance performed during our shutdown in October 2011.

Property, Plant and Equipment. The gross value of our property, plant and equipment was lower at September 30, 2012 compared to September 30, 2011 primarily due to an adjustment to the original cost basis of our coal fired system. This adjustment was pursuant to the terms of a Mediated Settlement Agreement entered into in November 2010 between us and the Plant's design/builder with the financial terms of the agreement being triggered in March 2012. This adjustment was offset by capital expenditures related to placing our water filtration project in service, the purchase of employee housing, placing our corn oil extraction system in service, the purchase of land, updating our process server and installing new bin sweeps during our 2012 fiscal year. The net value of our property, plant and equipment was lower at September 30, 2012 compared to September 30, 2011 primarily as a result of the adjustment to the basis of our coal fired system as discussed above and also due to depreciation.

Other Assets. Our other assets were higher at September 30, 2012 compared to September 30, 2011 primarily due to an increase in our cooperative patronage equity associated with our electricity provider at September 30, 2012 compared to September

30, 2011. Our deposits were lower at September 30, 2012 compared to September 30, 2011 due to earnest money being released relating to the Company's purchase of a residence for employee housing.

Current Liabilities. Our current liabilities were significantly lower at September 30, 2012 compared to September 30, 2011, primarily due to our primary bank debt with FNBO being classified as fully current at September 30, 2011 and classified as both current and long-term at September 30, 2012 due to the refinance closing in April 2012. Our accounts payable was significantly lower at September 30, 2012 compared to September 30, 2011 primarily due to a decrease in construction retention payable. This decrease was related to resolution in March 2012 of the mediated settlement agreement with the plant's design builder. Our accrued expenses were higher at September 30, 2012 compared to September 30, 2011 due to timing issues related to when we process corn settlements. We had no unrealized losses on our derivative instrument positions at September 30, 2012 compared to an unrealized loss of approximately $21,000 at September 30, 2011. Our loss on firm purchase commitments was lower at September 30, 2012 compared to September 30, 2011 because of favorable corn contracts we had in place which were for prices less than market value at September 30, 2012. Following our refinancing, we no longer have any interest rate swaps so we had no current liability related to our interest rate swaps at September 30, 2012.

Long-term Liabilities. Our long-term liabilities were higher at September 30, 2012 compared to September 30, 2011, primarily due to our primary bank debt with FNBO being classified as a current liability as of September 30, 2011 and classified as both current and long-term at September 30, 2012 due to the refinance closing in April 2012. This change was offset by payments we made on our long-term debt during our 2012 fiscal year. We had a long-term liability of $275,000 at both September 30, 2012 and September 30, 2011 related to repayment of a grant from the State of North Dakota. No timeline has been established for the repayment of this grant.

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

Revenue

In the Transition Period ended September 30, 2011 ethanol sales comprised approximately 84% of our revenues and distillers grains sales comprised approximately 16% of our revenues. For the fiscal year ended December 31, 2010, ethanol sales comprised approximately 83% of our revenues and distillers grains sales comprised approximately 17% of our revenue. Our ethanol revenues were higher as a percentage of our revenues for our Transition Period ended September 30, 2011 compared to the fiscal year ended December 31, 2010 primarily as a result of an increase in the sales price of our ethanol.

The average ethanol sales price we received for the Transition Period ended September 30, 2011 was approximately 46% higher than our average ethanol sales price for the fiscal year ended December 31, 2010. The price we received for our dried distillers grains increased by approximately 64% during the Transition Period ended September 30, 2011 compared to the fiscal year ended December 31, 2010. The price of modified distillers grains increased by approximately 57% during the Transition Period ended September 30, 2011 compared to the fiscal year ended December 31, 2010. The price of distillers grains typically changes in proportion to the price of corn, which increased in the Transition Period ended September 30, 2011.

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

Other Income/Expense

The increase we experienced in other income was primarily due to recognition of the alternative fuel tax credit of approximately $3,200,000 during the 2011 period which we were not eligible to receive in 2010. The decrease in other expense during the 2011 period was primarily due to a decrease in interest expense of approximately $1,600,000 due to principal reductions of our outstanding long-term debt.

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

Patronage Equity

The Company receives, from certain vendors organized as cooperatives, patronage dividends, which are based on several criteria, including the vendor's overall profitability and the Company's purchases from the vendor. Patronage equity typically represents the Company's share of the vendor's undistributed current earnings which will be paid in either cash or equity interests to the Company at a future date. Investments in cooperatives are stated at cost, plus unredeemed patronage refunds received in the form of capital stock and are included in Other Assets on the Company's balance sheet.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash from our operations and amounts that we can draw on our lines of credit with our primary lender, FNBO. Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

The following table shows cash flows for the fiscal year ended ended September 30, 2012 and Transition Period ended September 30, 2011:

	2012	2011
Net cash used in operating activities	$(198,828)	$(835,836)
Net cash used in investing activities	(3,233,449)	(797,378)
Net cash used in financing activities	(1,239,720)	(3,497,355)
Net decrease in cash	$(4,671,997)	$(5,130,569)
Cash and cash equivalents, end of period	$1,000	$4,672,997

Cash Flow from Operations

Our cash used in operations was lower during our fiscal year ended 2012 compared to the Transition Period ended September 30, 2011 due to changes in our accounts receivable, other receivables, inventory and accrued expenses which benefited our cash flow during the 2012 period. This effect was offset by our net loss during the 2012 period compared to net income during the 2011 period.

Cash Flow From Investing Activities

We used more cash for investing activities during the fiscal year ended September 30, 2012 compared to the Transition Period ended September 30, 2011 due primarily to our installation of the water filtration project, the purchase of employee housing and land, placing our corn oil extraction system in service, updating our process server and installing new bin sweeps. During the Transition Period ended September 30, 2011, we primarily used cash for investing activities related to capital expenditures we made to institute our alternative fuel burning project.

Cash Flow from Financing Activities

We used less cash for financing activities during the fiscal year ended September 30, 2012 as compared to the Transition Period ended September 30, 2011 primarily due to increased borrowings on our lines-of-credit during the 2012 period and an increase in our disbursements in excess of our bank balances which are paid from our lines-of-credit. These receipts were offset by payments we made on our long-term debt during the 2012 period. In addition to our scheduled amortizing bank debt payments, we made an additional principal payment on our bank debt of $3,300,000 during the 2012 period and also made a principal payment of $1,525,000 in 2012 on our subordinated debt.

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

Cash Flow from Financing Activities

We had a decrease in cash used for financing activities for the Transition Period ended September 30, 2011 as compared to the fiscal year ended December 31, 2010. Cash used for financing activities was $3,497,355 for the Transition Period ended September 30, 2011. This cash flow is related to payments on our long term debt.

Capital Resources

Effective November 1, 2012, we entered into the First Amendment of First Amended and Restated Construction Loan Agreement with our primary lender, FNBO. Pursuant to the loan amendment, FNBO increased the amount that we are allowed to borrow on our Revolving Credit Loan from $5 million to $12 million until the date when our Revolving Credit Loan terminates on April 16, 2013. Further, FNBO changed the manner in which our fixed charge coverage ratio is calculated for our quarters ended December 31, 2012 and March 31, 2013. FNBO also waived our non-compliance with our fixed charge coverage ratio as of June 30, 2012 and September 30, 2012.

Short-Term Debt Sources

The Company had a revolving line-of-credit of $5 million with $242,000 drawn on this line-of-credit as of September 30, 2012. Effective November 1, 2012, the amount of this revolving line-of-credit increases to $12 million (see Note 14 - Subsequent Events). The variable interest rate on this revolving line-of-credit is 3.5% over the one-month LIBOR, reset monthly. As of September 30, 2012, the variable interest rate in effect on this revolving line-of-credit is 3.74%.

Long-Term Debt Sources

As a result of our debt refinancing with FNBO in April 2012, all of our debt instruments as of September 30, 2012 were variable rate promissory notes. Prior to the refinance, we had both fixed and variable rate notes.

The following table summarizes our long-term debt instruments with FNBO.

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated
Term Note	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	Quarterly Principal Payment Amounts	Notes
Fixed Rate Note	$—	$18.3	—	6.00%	$500,000	1, 2, 3
2007 Fixed Rate Note	—	6.8	—	6.00%	Included above	1, 2, 3
Variable Rate Note	19.00	—	3.93%	—	$500,000	2, 4
Long-Term Revolving Note	4.75	—	3.93%	6.00%	$125,000	1, 2, 3, 4

Notes
1 - Refinanced in April 2012 with a new maturity date of April 2017.
2 - Range of estimated quarterly principal payments is based on terms of the refinance which occurred in April 2012.
3 - Interest rate at September 30, 2011 was 4.0% over the three-month LIBOR with a 6% minimum, reset quarterly.
4 - Interest rate at September 30, 2012 was 3.5% over the three-month LIBOR, reset quarterly.

Subordinated Debt

As part of our original construction loan agreement, we entered into three separate subordinated debt agreements totaling $5,525,000 and received funds from these debt agreements during 2006. These agreements were all satisfied and released in March 2012. The balance outstanding on all subordinated debt was $0 and $5,525,000 as of September 30, 2012 and September 30, 2011, respectively.

Letters of Credit

We issued two letters of credit in 2009 in conjunction with the issuance of certain grain warehouse and distilled spirits bonds. The letters of credit were issued in the amount of $500,000 and $250,000, respectively. The letters of credit were not outstanding at September 30, 2012 since both letters of credit were released in April 2012 and our current bond holder no longer requires the letters of credit as collateral for the referenced bonds.

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

As of September 30, 2012 we were in compliance with our loan covenants with the exception of our Fixed Charge Coverage Ratio covenant. However, in our November 1, 2012 Loan Amendment, FNBO waived our prior non-compliance with our Fixed Charge Coverage Ratio covenant. See Note 14 - Subsequent Events.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2012:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *	$27,072,254	$3,396,707	$6,498,312	$17,177,235	$—
Corn Purchases **	25,851,888	25,851,888	—	—	—
Water purchases	1,484,000	424,000	848,000	212,000	—
Operating lease obligations	464,741	290,730	174,011	—	—
Capital leases	89,483	87,247	2,236	—	—
Total	$54,962,366	$30,050,572	$7,522,559	$17,389,235	$—
* - We used the variable interest rates in effect as of September 30, 2012 (see Note 5 to our audited financial statements)
** - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2012 for basis contracts that had not yet been fixed.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the Plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2012, but as of September 30, 2012 we have not received any instructions from the Industrial Commission.

Off-Balance Sheet Arrangements

We occasionally enter into operating lease obligations which would be considered off-balance sheet financing as the lease payments are expensed over the term of the operating lease and no liability is recorded on the balance sheet. These operating lease obligations are presented in the contractual obligation table above and are not a material component of our total contractual obligations and commitments.

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

As of September 30, 2012 we had approximately 2,646,000 bushels of corn under fixed price contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates from holding term debt and revolving lines of credit which bear variable interest rates. As of September 30, 2012, we had $23,992,000 outstanding on variable interest debt which accrued a weighted average interest a rate of 3.93% per year. We anticipate that a hypothetical 1% change in the interest rate on our variable rate debt, from the rate in effect on September 30, 2012, would cause an adverse change to our income in the amount of approximately $240,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

We have audited the accompanying balance sheet of Red Trail Energy, LLC as of September 30, 2012 and the related statements of operations, changes in members' equity, and cash flows for the twelve-month period ended September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Trail Energy, LLC as of September 30, 2012, and the results of their operations and their cash flows for the twelve-month period ended September 30, 2012 in conformity with U.S. generally accepted accounting principles.

Fargo North Dakota
December 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

We have audited the accompanying balance sheets of Red Trail Energy, LLC as of September 30, 2011 and December 31, 2010, and the related statements of operations, changes in members' equity, and cash flows for the nine months ended September 30, 2011 and the twelve-month period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Trail Energy, LLC as of September 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for the nine months ended September 30, 2011 and the twelve-month period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co. PLLP

Minneapolis, Minnesota
December 13, 2011

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2012	September 30, 2011

Current Assets
Cash and equivalents	$1,000	$4,672,997
Restricted cash	6,904	—
Accounts receivable, primarily related party	3,750,301	6,304,409
Other receivables	40,069	1,520,697
Commodities derivative instruments, at fair value	180,110	—
Inventory	13,650,907	11,659,863
Prepaid expenses	87,523	160,105
Total current assets	17,716,814	24,318,071

Property, Plant and Equipment
Land	833,131	351,280
Land improvements	4,127,372	3,984,703
Buildings	5,634,430	5,317,814
Plant and equipment	76,696,675	80,731,194
Construction in progress	25,885	649,325
	87,317,493	91,034,316
Less accumulated depreciation	31,945,268	27,670,319
Net property, plant and equipment	55,372,225	63,363,997

Other Assets
Debt issuance costs, net of amortization	70,751	—
Investment in RPMG	605,000	605,000
Patronage equity	1,943,226	725,660
Deposits	40,150	185,150
Total other assets	2,659,127	1,515,810

Total Assets	$75,748,166	$89,197,878

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2012	September 30, 2011

Current Liabilities
Disbursements in excess of bank balances	$1,728,931	$—
Accounts payable	1,354,988	7,225,527
Accrued expenses	6,273,695	2,710,116
Commodities derivative instruments, at fair value	—	21,062
Accrued loss on firm purchase commitments	—	444,000
Short-term borrowings	242,000	—
Current maturities of long-term debt	2,584,429	30,831,502
Interest rate swaps, at fair value	—	827,887
Total current liabilities	12,184,043	42,060,094

Long-Term Liabilities
Notes payable	21,252,164	86,353
Contracts payable	275,000	275,000
Total long-term liabilities	21,527,164	361,353

Commitments and Contingencies

Members’ Equity	42,036,959	46,776,431

Total Liabilities and Members’ Equity	$75,748,166	$89,197,878

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Twelve-Month	Nine Month	Twelve-Month
	Period Ended	Transition Period Ended	Period Ended
	September 30, 2012	September 30, 2011	December 31, 2010

Revenues, primarily related party	$131,458,769	$112,290,222	$109,895,184

Cost of Goods Sold
Cost of goods sold	135,554,928	107,243,084	95,946,218
Lower of cost or market inventory adjustment	327,000	450,000	—
Loss on firm purchase commitments	132,000	444,000	—
Total Cost of Goods Sold	136,013,928	108,137,084	95,946,218

Gross Profit (Loss)	(4,555,159)	4,153,138	13,948,966

General and Administrative Expenses	2,224,351	1,972,679	3,116,212

Operating Income (Loss)	(6,779,510)	2,180,459	10,832,754

Other Income (Expense)
Interest income	55,647	43,259	37,297
Other income	2,960,920	3,225,574	1,358,731
Interest expense	(935,032)	(1,596,997)	(3,200,010)
Total other income (expense), net	2,081,535	1,671,836	(1,803,982)

Net Income (Loss)	$(4,697,975)	$3,852,295	$9,028,772

Weighted Average Units Outstanding
Basic	40,204,971	40,193,973	40,193,973

Diluted	40,217,471	40,213,973	40,193,973

Net Income (Loss) Per Unit
Basic	$(0.12)	$0.10	$0.22

Diluted	$(0.12)	$0.10	$0.22

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Twelve-Month Period Ended September 30, 2012
Nine-Month Transition Period Ended September 30, 2011
Twelve Month Period ended December 31, 2010

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Units	Amount	Total Member Equity

Balance - December 31, 2009	40,193,973	$37,810,408	$56,825	$(3,786,729)	180,000	$(205,140)	$33,875,364
Net Income	—	—	—	9,028,772	—	—	9,028,772

Balance - December 31, 2010	40,193,973	37,810,408	56,825	5,242,043	180,000	(205,140)	42,904,136
Unit-based compensation	—	—	20,000	—	—	—	20,000
Net Income	—	—	—	3,852,295	—	—	3,852,295

Balance - September 30, 2011	40,193,973	37,810,408	76,825	9,094,338	180,000	(205,140)	46,776,431
Unit-based compensation	20,000	—	(12,800)	—	(20,000)	22,800	10,000
Units repurchased	(35,813)	—	(29,800)	—	35,813	(21,697)	(51,497)
Net Income (Loss)	—	—	—	(4,697,975)	—	—	(4,697,975)

Balance - September 30, 2012	40,178,160	$37,810,408	$34,225	$4,396,363	195,813	$(204,037)	$42,036,959

(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Twelve-Month	Nine Month Transition	Twelve-Month
	Period Ended	Period Ended	Period Ended
	September 30, 2012	September 30, 2011	December 31, 2010

Cash Flows from Operating Activities
Net income (loss)	$(4,697,975)	$3,852,295	9,028,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,304,071	4,448,266	5,874,232
Loss on disposal of fixed assets	490	—	68,446
Change in fair value of derivative instruments	(201,173)	102,825	(18,829)
Equity-based compensation	10,000	20,000	—
Lower of cost or market inventory adjustment	327,000	450,000	—
Loss on firm purchase commitments	132,000	444,000	—
Noncash patronage equity	(1,217,566)	(282,851)	(250,602)
Change in operating assets and liabilities:
Restricted cash - commodities derivatives account including settlements	(6,904)	578,359	888,654
Accounts receivable	2,554,108	(1,806,308)	(1,996,525)
Other receivables	1,480,628	(1,386,498)	—
Inventory	(2,450,044)	(5,713,339)	596,507
Prepaid expenses and deposits	72,582	(222,766)	153,150
Accounts payable and accrued expenses	765,842	(388,220)	105,089
Accrued purchase commitment losses	(444,000)	—	—
Cash settlements on interest rate swap	(827,887)	(931,599)	(1,362,623)
Net cash provided by (used in) operating activities	(198,828)	(835,836)	13,086,271

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	—	134,845
Capital expenditures	(3,233,449)	(797,378)	(1,206,585)
Net cash used in investing activities	(3,233,449)	(797,378)	(1,071,740)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	1,728,931	—	—
Restricted cash	—	750,000	—
Unit repurchases	(51,497)	—	—
Loan fees	(77,891)	—	—
Net advances on revolving lines-of-credit	4,992,000	—	—
Debt repayments	(7,831,263)	(4,247,355)	(15,425,056)
Net cash used in financing activities	(1,239,720)	(3,497,355)	(15,425,056)

Net Increase (Decrease) in Cash and Equivalents	(4,671,997)	(5,130,569)	(3,410,525)
Cash and Equivalents - Beginning of Period	4,672,997	9,803,566	13,214,091
Cash and Equivalents - End of Period	$1,000	$4,672,997	9,803,566

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	$1,493,420	$1,410,604	2,739,854
Noncash Investing and Financing Activities
Assets acquired under capital lease	$—	$470,241	—
Capital expenditures in accounts payable	$—	$53,448	—

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, valuation of derivatives, inventory, and purchase commitments; the analysis of long-lived assets impairment and other contingencies. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates fair value.

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

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of approximately $1,500 and $30,000 at September 30, 2012 and 2011, respectively.

The Company had a receivable in the amount of approximately $1,500,000 at September 30, 2011 related to the alternative fuel tax credit which was newly issued in 2011. The amount was included in other receivables at September 30, 2011 on the Company’s balance sheet. The alternative fuel tax credit expired on December 31, 2011 so there is no receivable related to this credit as of September 30, 2012.

Inventory

Corn is the primary raw material and, along with other raw materials and supplies, is stated at the lower of cost or market on a first-in, first-out (FIFO) basis.  Work in process and finished goods, which consists of ethanol and distillers grains produced, is stated at the lower of average cost or market.  Spare parts inventory is valued at lower of cost or market on a FIFO basis.

Patronage Equity

The Company receives, from certain vendors organized as cooperatives, patronage dividends, which are based on several criteria, including the vendor's overall profitability and the Company's purchases from the vendor. Patronage equity typically represents

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

the Company's share of the vendor's undistributed current earnings which will be paid in either cash or equity interests to the Company at a future date. Investments in cooperatives are stated at cost, plus unredeemed patronage refunds received in the form of capital stock and are included in Other Assets on the Company's balance sheet.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years
Land improvements	15	30
Buildings	10	40
Plant and equipment	7	40

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2012 and 2011 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

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

The Company has evaluated whether it has any significant tax uncertainties that would require recognition or disclosure. Primarily due to its partnership tax status, the Company does not have any significant tax uncertainties that would require recognition or disclosure.

Net Income (Loss) Per Unit

Net income (loss) per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2012.

2. CONCENTRATIONS

Coal

Coal is an important input to our manufacturing process. During the fiscal year ended September 30, 2012, we used approximately 70,000 tons of coal. We have entered into a one year agreement with Westmoreland Coal Sales Company (“Westmoreland”) to supply PRB coal through December 2012 and the Company does not anticipate any problems negotiating a renewal of this contract. The Company's intentions are to renew this supply agreement with its current coal supplier. We believe there is sufficient supply of coal from the PRB coal regions in Wyoming and Montana to meet our demand for PRB coal. In addition to coal, we could use natural gas as a fuel source if our coal supply is significantly interrupted. Because we are already operating on coal, we do not expect to need natural gas unless coal interruptions impact our operations.

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol. RPMG purchases 100% of the ethanol produced at our Plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 69% and 80% of the Company's outstanding trade receivables balance at September 30, 2012 and 2011, respectively. Approximately 79%, 84%, and

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

84% of revenues are comprised of sales to RPMG for the year ended September 30, 2012, the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

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

As of:	September 30, 2012				September 30, 2011
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	400	2,000,000	bushels	$173,750	—	—	—	$—
Soybean oil futures	10	600,000	pounds	$6,360	—	—	—	$—
Corn futures	—	—	—	$—	10	50,000	bushels	$(21,062)
Total fair value				$180,110				$(21,062)
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

Interest Rate Contracts

The Company had zero and approximately $25.1 million of notional amount outstanding in interest rate swap agreements, as of September 30, 2012 and 2011, respectively, that exchange variable interest rates (one-month LIBOR and three-month LIBOR) for fixed interest rates over the terms of the agreements. At September 30 2012 and 2011, the fair value of the interest rate swaps totaled zero and approximately $828,000, respectively, and are recorded as a liability on the balance sheets. These agreements are not designated as effective hedges for accounting purposes and the change in fair market value and associated net settlements are recorded in interest expense. The swaps matured in April 2012 and upon execution of amended and restated loan agreements with its primary lender on April 16, 2012, the Company no longer had any swap agreements in place.

The Company recorded net settlements of approximately $828,000 and $932,000 for the twelve months ended September 30, 2012 and nine-month transitional period ended September 30, 2011, respectively.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2012 and 2011:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2012	Asset	Liability
Commodity derivative instruments, at fair value	$180,110	$—
Total derivatives not designated as hedging instruments for accounting purposes	$180,110	$—

Balance Sheet - as of September 30, 2011	Asset	Liability
Commodity derivative instruments, at fair value	$—	$21,062
Interest rate swaps, at fair value	—	827,887
Total derivatives not designated as hedging instruments for accounting purposes	$—	$848,949

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2012	Amount of gain (loss) recognized in income during the nine months ended September 30, 2011	Amount of gain (loss) recognized in income during the year ended December 31, 2010
Corn derivative instruments	Cost of Goods Sold	$(481,703)	$(1,086,381)	$(1,826,268)
Ethanol derivative instruments	Revenue	—	—	1,830,306
Soybean oil derivative instruments	Revenue	28,476	—	—
Interest rate swaps	Interest Expense	2,126	(53,562)	(707,859)
Total		$(451,101)	$(1,139,943)	$(703,821)

4. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of September 30, 2012 and 2011 were as follows:

As of	September 30, 2012	September 30, 2011
Raw materials, including corn, chemicals and supplies	$7,455,660	$7,843,358
Work in process	1,231,096	1,276,576
Finished goods, including ethanol and distillers grains	3,704,046	1,480,899
Spare parts	1,260,105	1,059,030
Total inventory	$13,650,907	$11,659,863

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

Lower of cost or market adjustments for the year ended September 30, 2012, the nine months ended September 30, 2011 and the year ended December 31, 2010 were as follows:

	For the year ended September 30, 2012	For the nine months ended September 30, 2011	For the year ended December 31, 2010
Loss on firm purchase commitments	$132,000	$444,000	$—
Loss on lower of cost or market adjustment for inventory on hand	327,000	450,000	—
Total loss on lower of cost or market adjustments	$459,000	$894,000	$—

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract price approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices.

As of September 30, 2012, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was close to approximated market price. Based on this information, the Company did not accrue an estimated loss on firm purchase commitments for the twelve months ended September 30, 2012. Losses of $444,000 and $0 were accrued for the nine month period ended September 30, 2011 and year ended December 31, 2010, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $327,000, $450,000 and $0 for the year ended September 30, 2012, the nine month period ended September 30, 2011 and the year ended December 31, 2010, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

5. BANK FINANCING

As of	September 30, 2012	September 30, 2011
Long-term notes payable under loan agreement to bank	$23,750,000	$25,116,771
Subordinated notes payable	—	5,525,000
Capital lease obligations (Note 7)	86,593	276,084
Total Long-Term Debt	23,836,593	30,917,855
Less amounts due within one year	2,584,429	30,831,502
Total Long-Term Debt Less Amounts Due Within One Year	$21,252,164	$86,353

Market value of interest rate swaps	$—	$827,887
Less amounts due within one year	—	827,887
Total Interest Rate Swaps Less Amounts Due Within One Year	$—	$—

On April 16, 2012, the Company executed amended and restated loan agreements with its primary lender, First National Bank of Omaha ("FNBO"). The purposes of the amended and restated loan agreements were to extend the maturity date of the Company's current credit facilities, to adjust the interest rates payable pursuant to the Company's various credit facilities with FNBO and to change the amounts available under the Company's revolving loans. The loan agreements all provide for a variable interest rate as of September 30, 2012 with the term loan interest rate at 3.93% and long-term revolver interest rate at 3.93% and the operating

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

line-of-credit interest rate at 3.74%. Repayment terms on the $20,000,000 term loan are $500,000 per quarter and $125,000 per quarter reduction in the total amount available from the initial $5,000,000 long-term revolver. Both of these loans mature on April 16, 2017. The $5,000,000 operating line-of-credit has a maturity date of April 16, 2013. At September 30, 2012, the Company had $4,750,000 drawn on the long-term revolver and $242,000 drawn on the operating line of credit.

Scheduled debt maturities for the twelve months ending September 30
Totals

2013	$2,584,429
2014	2,502,164
2015	2,500,000
2016	2,500,000
2017	2,500,000
Thereafter	11,250,000
Total	$23,836,593

As of September 30, 2012, the Company was in compliance with its debt covenants with the exception of the Fixed Charge Coverage Ratio (FCCR) covenant. The Company executed a loan amendment effective November 1, 2012 which waived this FCCR covenant violation. See Note 14 - Subsequent Events.

Interest Rate Swap Agreements

The Company does not have any interest rate swap agreements in place pursuant to the terms of the refinance with its senior lender in April 2012.

Interest Expense	For the year ended September 30, 2012	For the nine months ended September 30, 2011	For the year ended December 31, 2010
Interest expense on long-term debt	$934,692	$1,543,435	$2,492,149
Change in fair value of interest rate swaps	(827,547)	(878,037)	(654,762)
Net settlements on interest rate swaps	$827,887	$931,599	$1,362,623
Total interest expense	$935,032	$1,596,997	$3,200,010

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and 2011, respectively.

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2012	Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$180,110	$180,110	$180,110	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2011	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$21,062	$21,062	$21,062	$—	$—
Interest rate swaps	827,887	827,887	—	827,887	—
Total	$848,949	$848,949	$21,062	$827,887	$—

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

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at September 30, 2012 and 2011 approximated the carrying value of approximately $23.8 million and $30.9 million, respectively. Fair value was estimated using estimated variable market interest rates as of September 30, 2012. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

7. LEASES

The Company leases equipment under operating and capital leases through June 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $670,000 for the year ended September 30, 2012, $445,000 for the nine month period ended September 30, 2011 and $546,000 for the year ended December 31, 2010. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

As of	September 30, 2012	September 30, 2011
Equipment	$483,217	$483,217
Less accumulated amortization	(26,460)	(5,839)
Net equipment under capital lease	$456,757	$477,378

At September 30, 2012, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending September 30:

	Operating Leases	Capital Leases
2013	$290,730	$87,247
2014	144,306	2,236
2015	29,705	—
2016	—	—
Thereafter	—	—
Total minimum lease commitments	$464,741	89,483
Less amount representing interest		(2,890)
Present value of minimum lease commitments included in liabilities on the balance sheet		$86,593

8. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2012 and 2011 there were 40,178,160 and 40,193,973 units issued and outstanding, respectively. The Company held a total of 195,813 and 180,000 treasury units as of September 30, 2012 and 2011, respectively.

Total units authorized are 40,373,973 as of September 30, 2012 and 2011.

9. GRANTS

In 2006, the Company entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. The Company received $275,000 from this grant during 2006 with this amount currently shown in the liability section of the Company's Balance Sheet as Contracts Payable. Because the Company has not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, it expects to have to repay the grant and is awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin in fiscal 2013.

The Company has entered into an agreement with Job Service North Dakota for a new jobs training program. This program provides incentives to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training. The Company is eligible to receive up to approximately $270,000 over ten years. The Company received and earned approximately $41,000, $29,000 and $36,000 for the year ended September 30, 2012, the nine month period ended September 30, 2011 and the year ended December 31, 2010, respectively.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2012, the Company had various fixed price contracts for the purchase of approximately 2.6 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $16.1 million related to the 2.6 million bushels under contract. The Company also enters into fixed basis contracts with the actual price set by the supplier at a future date. Using current market prices, if these basis contracts were fixed at September 30, 2012, the Company would have commitments of approximately $9.7 million.

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $75,000 and $56,000 to the 401k plan for the year ended September 30, 2012 and the nine month period ended September 30, 2011, respectively.

Prior to January 1, 2011, the Company matched employee contributions up to 3% of employee's gross income to a simple IRA retirement plan. The Company contributed approximately $57,000 to the IRA plan for the year ended December 31, 2010.

12. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include Unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements are as follows:

		September 30, 2012	September 30, 2011
Balance Sheet
Accounts receivable		$2,853,704	$5,392,559
Accounts payable		839,059	757,460

	For the twelve months ended September 30, 2012	For the nine months ended September 30, 2011	For the twelve months ended December 31, 2010
Statement of Operations
Revenues	$110,252,547	$96,730,967	$92,533,888
Cost of goods sold	2,432,609	2,057,245	3,317,920
General and administrative	103,371	60,804	114,614

Inventory Purchases	$23,809,605	$7,984,774	$6,112,139

13. INCOME TAXES

As of September 30, 2012, the book basis of assets exceeded the estimated tax basis of assets by approximately $28.3 million and as of September 30, 2011, the book basis of assets exceeded the estimated tax basis of assets by approximately $31.4 million. As of September 30, 2012, there was no difference between the book basis of liabilities and the estimated tax basis of liabilities. As of September 30, 2011, the book basis of liabilities exceeded the estimated tax basis of liabilities by approximately $1.3 million.

14. SUBSEQUENT EVENTS

Effective November 1, 2012, the Company entered into a Loan Amendment with its primary lender, First National Bank of Omaha ("FNBO"). Pursuant to the Loan Amendment, FNBO increased the amount the Company was allowed to borrow on its Revolving

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2012
AND THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2011

Credit Loan from $5 million to $12 million until the date when the Revolving Credit Loan terminates on April 16, 2013. Further, FNBO changed the manner in which our fixed charge coverage ratio is calculated for our quarters ended December 31, 2012 and March 31, 2013. FNBO also waived the Company's non-compliance with the fixed charge coverage ratio covenant as of June 30, 2012 and September 30, 2012.

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Year Ended September 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$37,427,000	$37,123,717	$33,908,133	$22,999,919
Gross profit (loss)	955,938	(405,303)	(3,762,009)	(1,343,785)
Operating income (loss)	280,631	(979,526)	(4,266,893)	(1,813,722)
Net income (loss)	1,620,750	(908,333)	(4,291,284)	(1,119,108)
Net income per unit-basic and diluted	0.04	(0.02)	(0.11)	(0.03)

Nine-Month Transition Period Ended September 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,953,093	$35,142,332	$45,194,797	N/A
Gross profit	998,644	277,220	2,877,274	N/A
Operating income (loss)	321,889	(340,688)	2,199,258	N/A
Net income (loss)	(149,257)	213,875	3,787,677	N/A
Net income per unit-basic and diluted	—	0.01	0.09	N/A

Year ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$28,886,891	$22,518,058	$27,737,274	$30,752,961
Gross profit	3,707,899	579,134	4,774,362	4,887,571
Operating income (loss)	3,067,744	(7,038)	3,976,025	3,796,023
Net income (loss)	2,984,492	(773,587)	3,534,146	3,283,721
Net income (loss) per unit-basic and diluted	0.07	(0.02)	0.08	0.08

The above quarterly financial data is unaudited, but in the opinion of management, all material adjustments necessary for a fair presentation of the selected data for these periods presented have been included.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2012, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management's Annual Report on Internal Control Over Financial Reporting.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment.

Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2013 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2012 fiscal year end. This proxy statement is referred to in this report as the "2013 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 28 of this report.

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
Filed as Exhibit 10.28 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.22	Contract dated April 26, 2006, by and between the North Dakota Industrial Commission and Red Trail Energy, LLC.	Filed as Exhibit 10.29 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.23	Subordination Agreement, dated May 16, 2006, among the State of North Dakota, by and through its Industrial Commission, First National Bank and Red Trail Energy, LLC.	Filed as Exhibit 10.30 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.24	Firm Gas Service Extension Agreement, dated June 7, 2006, by and between Montana-Dakota Utilities Co. and Red Trail Energy, LLC.	Filed as Exhibit 10.31 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.25	First Amendment to Construction Loan Agreement dated August 16, 2006 by and between Red Trail Energy, LLC and First National Bank of Omaha.	Filed as Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.26	Security Agreement and Deposit Account Control Agreement effective August 16, 2006 by and among First National Bank of Omaha and Red Trail Energy, LLC.	Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.27	Equity Grant Agreement dated September 8, 2006 by and between Red Trail Energy, LLC and Mickey Miller.	Filed as Exhibit 10.35 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.28	Option to Purchase 200,000 Class A Membership Units of Red Trail Energy, LLC by Red Trail Energy, LLC from North Dakota Development Fund and Stark County dated December 11, 2006.	Filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.29	Audit Committee Charter adopted April 9, 2007.	Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.30	Senior Financial Officer Code of Conduct adopted March 28, 2007.	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.31	Long Term Revolving Note for $10,000,000, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033) and incorporated by reference herein.
10.32	Variable Rate Note for $17,065,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033).
10.33	Fixed Rate Note for $27,605,870, dated April 16, 2007 between Red Trail Energy, LLC, as Borrower, and First National Bank of Omaha, as Bank.	Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (000-52033) and incorporated by reference herein.
10.34	$3,500,000 Revolving Promissory Note given by the Company to First National Bank of Omaha dated July 18, 2007.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (000-52033) and incorporated by reference herein.
10.35	Second Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated July 18, 2007.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (000-52033) and incorporated by reference herein.
10.36	Third Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated November 15, 2007.	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.37	Fourth Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated December 11, 2007.	Filed as Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.38	Interest Rate Swap Agreement by and between the Company and First National Bank of Omaha dated December 11, 2007.	Filed as Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.39	Member Ethanol Fuel Marketing agreement by and between Red Trail Energy, LLC and RPMG, Inc dated January 1, 2008.	Filed as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.40	Contribution Agreement by and between Red Trail Energy, LLC and Renewable Products Marketing Group, LLC dated January 1, 2008.	Filed as Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.41	Coal Sales Order by and between Red Trail Energy, LLC and Westmoreland Coal Sales Company dated December 5, 2007.	Filed as Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.42	Distillers Grain Marketing Agreement by and between Red Trail Energy, LLC and CHS, Inc dated March 10, 2008.	Filed as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.43	Assignment and Assumption Agreement dated April 1, 2008, by and between Commodity Specialist Company and Red Trail Energy, LLC.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (000-52033) and incorporated by reference herein.
10.44	$3,500,000 Revolving Promissory Note given by the Company to First National Bank of Omaha dated July 19, 2008.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (000-52033) and incorporated by reference herein.
10.45	Fifth Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated July 19, 2008.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (000-52033) and incorporated by reference herein.
10.46	Employment Agreement dated August 8, 2008 by and between Red Trail Energy, LLC and Mark Klimpel.	Filed as exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2008 (000-52033) and incorporated by reference herein.

10.47	Amended and Restated Member Control Agreement of Red Trail Energy, LLC.		Filed as exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 1, 2009 (000-52033) and incorporated by reference herein.
10.48	Sixth Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha effective date April 16, 2009.		Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 2, 2009 (000-52033) and incorporated by reference herein.
10.49	Coal Sales Order by and between Red Trail Energy, LLC and Westmoreland Coal Sales Company dated November 5, 2009.		Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (000-52033) and incorporated by reference herein.
10.50	Amended and Restated Management Agreement made and entered into as of September 10, 2009 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC.		Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (000-52033) and incorporated by reference herein.
10.51	Seventh Amendment to Construction Loan Agreement by and between the Company and First National Bank of Omaha dated March 1, 2010.		Filed as Exhibit 10.51 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (000-52033) and incorporated by reference herein.
10.52	Employment Agreement between Red Trail Energy, LLC and Gerald Bachmeier dated July 8, 2010.		Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (000-52033) and incorporated by reference herein.
10.53	Mediated Settlement Agreement between Red Trail Energy, LLC, Fagen, Inc. and Fagen Engineering, LLC, and ICM, Inc. dated November 8, 2010. +		Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2010 (000-52033) and incorporated by reference herein.
10.54	Eight Amendment to Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated November 15, 2010.		Filed as Exhibit 10.54 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.55	Revolving Promissory Note between First National Bank of Omaha and Red Trail Energy, LLC dated November 15, 2010.		Filed as Exhibit 10.55 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.56	Letter Agreement between Greenway Consulting, LLC and Red Trail Energy, LLC dated January 13, 2011.		Filed as Exhibit 10.56 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.57	Ninth Amendment to Construction Loan Agreement dated June 1, 2011 by and between Red Trail Energy, LLC and First National Bank of Omaha.		Filed as Exhibit 99.1 to our Current Report on Form 8-K dated June 1, 2011 (000-52033) and incorporated by reference herein.
10.58	First Amended and Restated Revolving Promissory Note dated June 1, 2011 by and between Red Trail Energy, LLC and First National Bank of Omaha.		Filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 1, 2011 (000-52033) and incorporated by reference herein.
10.59	Equity Grant Agreement between Kent Anderson and Red Trail Energy, LLC dated July 1, 2011.		Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended June 30, 2011 (000-52033) and incorporated by reference herein.
10.60	Corn Oil Separation System Agreement between Solution Recovery Services, LLC and Red Trail Energy, LLC dated October 6, 2011. +		Filed as Exhibit 10.60 to our Current Report on Form 10-K for the transition period ended September 30, 2011 (000-52033) and incorporated by reference herein.
10.61	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated April 16, 2012.		Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended March 31, 2012 (000-52033) and incorporated by reference herein.
10.62	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated August 27, 2012. +	X
10.63	Member Corn Oil Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated March 21, 2012. +	X

10.64	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated October 31, 2012.	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Red Trail Energy, LLC's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2012 and 2011, (ii) Statements of Operations for the fiscal year ended September 30, 2012, transition period ended September 30, 2011 and fiscal year ended December 31, 2010, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal year ended September 30, 2012, transition period ended September 30, 2011 and fiscal year ended December 31, 2010, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
(X) Filed herewith.
(**) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 21, 2012	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 21, 2012	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 21, 2012	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 21, 2012	/s/ Kent Anderson
Kent Anderson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 21, 2012	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 21, 2012	/s/ Tim Meuchel
Tim Meuchel, Vice Chairman and Governor

Date:	December 21, 2012	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 21, 2012	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 21, 2012	/s/ Mike Appert
Mike Appert, Governor

Date:	December 21, 2012	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 21, 2012	/s/ William A. Price
William A. Price, Governor