Form 10-Q
period 2012-12-31
RED TRAIL ENERGY, LLC
filed 2013-02-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2012

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

As of February 14, 2013, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2012	September 30, 2012
	(Unaudited)
Current Assets
Cash and equivalents	$1,000	$1,000
Restricted cash	302,276	6,904
Accounts receivable, primarily related party	4,175,317	3,750,301
Other receivables	55,960	40,069
Commodities derivative instruments, at fair value	—	180,110
Inventory	19,718,174	13,650,907
Prepaid expenses	220,606	87,523
Total current assets	24,473,333	17,716,814

Property, Plant and Equipment
Land	836,428	833,131
Land improvements	4,127,372	4,127,372
Buildings	5,492,612	5,634,430
Plant and equipment	76,740,390	76,696,675
Construction in progress	28,113	25,885
	87,224,915	87,317,493
Less accumulated depreciation	32,941,381	31,945,268
Net property, plant and equipment	54,283,534	55,372,225

Other Assets
Debt issuance costs, net of amortization	76,411	70,751
Investment in RPMG	605,000	605,000
Patronage equity	2,030,726	1,943,226
Deposits	40,150	40,150
Total other assets	2,752,287	2,659,127

Total Assets	$81,509,154	$75,748,166

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2012	September 30, 2012
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$2,311,374	$1,728,931
Accounts payable	3,030,462	1,354,988
Accrued expenses	9,105,609	6,273,695
Commodities derivative instruments, at fair value	54,650	—
Accrued loss on firm purchase commitments	636,000	—
Short-term borrowings	1,068,000	242,000
Current maturities of long-term debt	2,536,042	2,584,429
Total current liabilities	18,742,137	12,184,043

Long-Term Liabilities
Notes payable	20,626,367	21,252,164
Contracts payable	275,000	275,000
Total long-term liabilities	20,901,367	21,527,164

Commitments and Contingencies (Note 7)	—	—

Members’ Equity	41,865,650	42,036,959

Total Liabilities and Members’ Equity	$81,509,154	$75,748,166

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$42,258,878	$37,427,000

Cost of Goods Sold
Cost of goods sold	40,826,626	36,330,308
Lower of cost or market inventory adjustment	249,000	140,754
Loss on firm purchase commitments	636,000	—
Total Cost of Goods Sold	41,711,626	36,471,062

Gross Profit	547,252	955,938

General and Administrative Expenses	526,247	675,307

Operating Income	21,005	280,631

Other Income (Expense)
Interest income	9,262	14,233
Other income	37,415	1,800,685
Interest expense	(238,991)	(474,799)
Total other income (expense), net	(192,314)	1,340,119

Net Income (Loss)	$(171,309)	$1,620,750

Weighted Average Units Outstanding
Basic	40,163,160	40,213,973

Diluted	40,168,160	40,218,973

Net Income Per Unit
Basic	$—	$0.04

Diluted	$—	$0.04

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income (loss)	$(171,309)	$1,620,750
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,007,987	862,003
Change in fair value of derivative instruments	234,760	(26,025)
Equity-based compensation	—	5,000
Lower of cost or market inventory adjustment	249,000	140,754
Gain on disposal of fixed assets	(20,796)	—
Loss on firm purchase commitments	636,000	—
Noncash patronage equity	(87,500)	—
Change in operating assets and liabilities:
Restricted cash	(295,372)	—
Accounts receivable	(425,016)	1,395,488
Other receivables	(15,891)	178,640
Inventory	(6,316,267)	(466,365)
Prepaid expenses	(133,083)	66,834
Other assets	—	145,000
Accounts payable	1,675,474	3,400,945
Accrued expenses	2,831,914	1,519,351
Cash settlements on interest rate swap	—	(422,618)
Net cash (used in) provided by operating activities	(830,099)	8,419,757

Cash Flows from Investing Activities
Proceeds from disposal of fixed asset	160,250	—
Capital expenditures	(54,485)	(1,024,159)
Net cash provided by (used in) investing activities	105,765	(1,024,159)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	582,443	—
Loan fees	(9,925)	—
Net advances on short-term borrowings	826,000	—
Debt repayments	(674,184)	(4,225,362)
Net cash provided by (used in) financing activities	724,334	(4,225,362)

Net Increase in Cash and Equivalents	—	3,170,236
Cash and Equivalents - Beginning of Period	1,000	4,672,997
Cash and Equivalents - End of Period	$1,000	$7,843,233

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	$240,940	$416,164
Noncash Investing and Financing Activities
Assets acquired under capital lease	$—	$—
Capital expenditures in accounts payable	$—	$—
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the twelve-month period ended September 30, 2012, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2013.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

As of:	December 31, 2012 (unaudited)				September 30, 2012
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	110	550,000	bushels	$(54,650)	—	—	bushels	$—
Corn options	—	—	bushels	$—	400	2,000,000	bushels	$173,750
Soybean oil futures	—	—	pounds	$—	10	600,000	pounds	$6,360
Total fair value				$(54,650)				$180,110
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

Interest Rate Contracts

Prior to refinancing its term debt in April 2012, the Company had interest rate swap agreements that exchanged variable interest rates for fixed rates over the term of the agreements. As of December 31, 2012, the Company no longer had any interest rate swap contracts in place.

The Company recorded net settlements on interest rate swap agreements of approximately zero and $423,000 for the three months ended December 31, 2012 and 2011, respectively.

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2012 and September 30, 2012:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2012 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value		$54,650
Total derivatives not designated as hedging instruments for accounting purposes	$—	$54,650

Balance Sheet - as of September 30, 2012	Asset	Liability
Commodity derivative instruments, at fair value	$180,110	$—
Total derivatives not designated as hedging instruments for accounting purposes	$180,110	$—

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended December 31, 2012 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2011 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$302,528	$(165,808)
Soybean oil derivative instruments	Revenue	3,084	—
Interest rate swaps	Interest Expense	—	1,537
Total		$305,612	$(164,271)

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of December 31, 2012 and September 30, 2012 were as follows:

As of	December 31, 2012 (unaudited)	September 30, 2012
Raw materials, including corn, chemicals and supplies	$13,747,003	$7,455,660
Work in process	1,186,369	1,231,096
Finished goods, including ethanol and distillers grains	3,385,920	3,704,046
Spare parts	1,398,882	1,260,105
Total inventory	$19,718,174	$13,650,907
Lower of cost or market adjustments for the three months ended December 31, 2012 and 2011 were as follows:

	For the three months ended December 31, 2012 (unaudited)	For the three months ended December 31, 2011(unaudited)
Loss on firm purchase commitments	$636,000	$—
Loss on lower of cost or market adjustment for inventory on hand	249,000	140,754
Total loss on lower of cost or market adjustments	$885,000	$140,754

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract price approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2012, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was slightly higher than market price. Based on this information, the Company accrued an estimated loss on firm purchase commitments of $636,000 for the three months ended December 31, 2012. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $249,000 and $140,754 for the three months ended December 31, 2012 and 2011, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

4. BANK FINANCING

As of	December 31, 2012 (unaudited)	September 30, 2012
Notes payable under loan agreement to bank	$23,125,000	$23,750,000
Capital lease obligations (Note 6)	37,409	86,593
Total Long-Term Notes Payable	23,162,409	23,836,593
Less amounts due within one year	2,536,042	2,584,429
Total Long-Term Notes Payable Less Amounts Due Within One Year	$20,626,367	$21,252,164

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

The Company's notes payable consist of a term loan and a long-term revolver (LTR). As of December 31, 2012, the variable interest rate on both the term loan and the LTR was 3.82% . Both of these loans mature on April 16, 2017.

The Company also has a $12,000,000 operating line-of-credit that matures on April 16, 2013. At December 31, 2012, the Company had $1,068,000 drawn on this line-of-credit leaving a balance of $10,932,000 available. The variable interest rate was 3.72%.

Scheduled debt maturities for the twelve months ending December 31
Totals
2013	$2,536,042
2014	2,501,367
2015	2,500,000
2016	2,500,000
2017	13,125,000
Thereafter	—
Total	$23,162,409

As of December 31, 2012, the Company was in compliance with all of its debt covenants.

Interest Rate Swap Agreements

The Company does not have any interest rate swap agreements in place at December 31, 2012 pursuant to the terms of the refinance with its senior lender in April 2012.

Interest Expense	For the three months ended December 31, 2012 (unaudited)	For the three months ended December 31, 2011 (unaudited)
Interest expense on term debt	$238,991	$476,336
Interest rate swaps	—	(1,537)
Total interest expense	$238,991	$474,799

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2012 (unaudited)	Fair Value as of December 31, 2012 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$54,650	$54,650	$54,650	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2012	Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$180,110	$180,110	$180,110	$—	$—

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

The fair value of the corn, ethanol and soybean oil derivative instruments are based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at December 31, 2012 and September 30, 2012 approximated the carrying value of approximately $23.2 million and $23.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of December 31, 2012. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through June 2015. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $138,000 and $219,000 for the three months ended December 31, 2012 and 2011, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	December 31, 2012 (unaudited)	September 30, 2012
Equipment	$483,217	$483,217
Less accumulated amortization	(31,812)	(26,460)
Net equipment under capital lease	$451,405	$456,757

At December 31, 2012, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending December 31:

	Operating Leases	Capital Leases
2013	$214,522	$36,590
2014	125,442	1,398
2015	10,500	—
Thereafter	—	—
Total minimum lease commitments	$350,464	37,988
Less amount representing interest		(579)
Present value of minimum lease commitments included in liabilities on the balance sheet		$37,409

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2012, the Company had various fixed price contracts for the purchase of approximately 2.3 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $16.2 million related to the 2.3 million bushels under contract.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2012

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include Unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements are as follows:

	December 31, 2012 (unaudited)	September 30, 2012
Balance Sheet
Accounts receivable	$3,288,107	$2,853,704
Accounts payable	2,397,407	839,059

	For the three months ended December 31, 2012 (unaudited)	For the three months ended December 31, 2011 (unaudited)
Statement of Operations
Revenues	$33,531,926	$33,643,658
Cost of goods sold	747,603	703,728
General and administrative	34,687	26,245

Inventory Purchases	$6,432,118	$6,733,684

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

The Company anticipates that the results of operations during the remainder of fiscal 2013 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and drought conditions currently being experienced by much of the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2012, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements and notes and the information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Overview

Red Trail Energy, LLC, a North Dakota limited liability company (the "Company," "Red Trail," or "we," "our," or "us"), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the "Plant"). Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil primarily in the continental United States.  Corn is our largest cost component and our profitability is highly dependent on the spread between the price of corn and the price of ethanol.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our unaudited statements of operations for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31, 2012 (Unaudited)		Three Months Ended December 31, 2011 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$42,258,878	100.00	$37,427,000	100.00
Cost of Goods Sold	41,711,626	98.71	36,471,062	97.45
Gross Profit	547,252	1.29	955,938	2.55
General and Administrative Expenses	526,247	1.25	675,307	1.80
Operating Income	21,005	0.05	280,631	0.75
Other Income (Expense)	(192,314)	(0.46)	1,340,119	3.58
Net Income (Loss)	$(171,309)	(0.41)	$1,620,750	4.33

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2012 and 2011.

	Three Months ended December 31, 2012 (unaudited)	Three Months ended December 31, 2011 (unaudited)
Production:
Ethanol sold (gallons)	13,925,421	12,532,704
Dried distillers grains sold (tons)	28,068	27,228
Modified distillers grains sold (tons)	24,496	17,696
Corn oil sold (pounds)	2,205,800	—
Revenues:
Ethanol average price per gallon	$2.21	$2.43
Dried distillers grains average price per ton	262.18	192.20
Modified distillers grains average price per ton	124.35	95.95
Corn oil average price per pound	0.33	—
Primary Inputs:
Corn ground (bushels)	5,216,972	4,643,253
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.69	$6.56
Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.086	$0.093
Denaturant cost per gallon of ethanol sold	0.052	0.046
Electricity cost per gallon of ethanol sold	0.049	0.054
Direct labor cost per gallon of ethanol sold	0.044	0.050

Revenue

We experienced a significant increase in the gallons of ethanol we sold in the three month period ended December 31, 2012 as compared to the same period in 2011. The primary reason for this increase was the regularly scheduled fall maintenance shutdown in 2012 was moved from October to July. In 2011 the maintenance shutdown was in October. The average price at which we sold our ethanol was $2.21 and $2.43 for the three month periods ending December 31, 2012 and 2011, respectively. Management attributes this decrease in ethanol prices with lower gasoline demand and relatively higher ethanol supplies which put downward pressure on ethanol prices during the 2012 period.

We experienced an increase in the total tons of of distillers grains we sold in the three month period ended December 31, 2012 as compared to the same period in 2011 primarily due to increased production. We also sold more of our distillers grains in the modified form during the 2012 period compared to the same period of 2011 again due to increased production. We sold 24,496 and 17,696 tons of modified distillers grains during the three month periods ended December 31, 2012 and 2011, respectively. The average price per ton of modified distillers grains was $124.35 and $95.95 for the three month periods ending December 31, 2012 and 2011, respectively. We sold 28,068 and 27,228 tons of dried distillers grains during the three month periods ended December 31, 2012 and 2011, respectively. The average price per ton of dried distillers grains was $262.18 and $192.20 for the three month periods ending December 31, 2012 and 2011, respectively. Management attributes this increase in distillers grains prices with higher corn prices.

Due to our increased ethanol and distillers grains production, we had a 12.4% increase in the amount of corn ground during the three month period ending December 31, 2012 as compared to the same period in 2011. Our average price per bushel of corn ground, net of hedging, was $6.69 for the quarter ended December 31, 2012 compared to $6.56 for the quarter ended December 31, 2011. Management attributes this increase in our corn prices as being reflective of overall increases in commodity prices in 2012. Management anticipates that corn prices will remain volatile throughout our 2013 fiscal year primarily due to drought conditions which existed in much of the country's corn producing areas in 2012.

For the three months ended December 31, 2012, we received approximately 73% of our revenue from the sale of fuel ethanol, approximately 25% of our revenue from the sale of distillers grains, and approximately 2% of our revenue from the sale of corn oil. Our revenue from ethanol increased during the three months ended December 31, 2012 compared to the same period in 2011 primarily due to more gallons of ethanol being produced. The impact of this increased ethanol production was offset somewhat by the average price we received per gallon being lower in 2012. During the three months ended December 31, 2012, we experienced a decreasing trend in the price we received for our ethanol as ethanol prices lost ground in relation to corn prices. If the price of ethanol and our revenues are outpaced by rising corn prices, management believes our operating margins will be pressured downward.

Cost of Goods Sold

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 98.7% for the three months ended December 31, 2012 as compared to 97.4% for the same period in 2011. This increase in cost of goods sold as a percentage of revenues was primarily the result of the decrease in the price we receive for our ethanol for the three months ended December 31, 2012 as compared to the same period in 2011 along with an increase in our cost of goods sold due to our increased corn consumption during the 2012 period.

Corn Costs

Competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, and quality of local corn for the plant. The cost of corn is the highest cost input to the plant and further increases in corn costs could dramatically affect our expected cost of goods sold. During the three month period ended December 31, 2012, corn prices fluctuated significantly and we expect continued volatility in corn prices for the rest of our fiscal year which could impact our cost of goods sold.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases and sales. At December 31, 2012, we have forward corn purchase contracts for various delivery periods through May 2013 for a total commitment of approximately $16.2 million. Our outstanding corn derivatives are projected to settle by March 2013.

Coal Costs

Our coal costs increased approximately 40% during the three month period ended December 31, 2012 compared to the same period of 2011. This increase was primarily due to increased coal usage related to increased ethanol production and also related to a coal inventory adjustment that was recorded in 2012. We continue to see a benefit in our coal usage from implementation of our flue gas recirculation project which was originally placed in service in May 2011.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues were 1.2% for the three months ended December 31, 2012 compared to 1.8% in the same period of 2011. General and administrative expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced a decrease in actual general and administrative expenses of approximately $149,000 for the three month period ended December 31, 2012 as compared to the same period in 2011. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis going forward. However, because these expenses generally do not vary with the level of production at the plant, we expect our actual operating expenses to remain steady throughout the remainder of the 2013 fiscal year.

Operating Income/(Loss)

Our income from operations for the three months ended December 31, 2012 was approximately 0.05% of our revenues compared to 0.75% for the same period in 2011. The decrease in our operating gain for the three month period ended December 31, 2012 was primarily due to a lower average price received for ethanol per gallon sold during the 2012 period combined with slightly higher prices per bushel of corn in 2012.

Other Income/Expense

Our other expense for the three months ended December 31, 2012 was 0.5% of our total revenues compared to other income of 3.6% of revenues for the same period in 2011. Our other income for the three month period ended December 31, 2012 consisted primarily of a gain on disposal of fixed assets. We had other income during the 2011 period related to the federal Alternative Fuel Credit that we received in 2011 related to our use of alternative fuel as a fuel source for our operations. This tax credit expired as of December 31, 2011. Other expense for three month period ended December 31, 2012 and 2011 consisted primarily of interest expense.

Changes in Financial Condition for the Three Months Ended December 31, 2012

Current Assets. Our trade accounts receivable were slightly higher at December 31, 2012 compared to September 30, 2012 primarily due to the timing of cash payments received from our ethanol sales. The value of our inventory was significantly higher at December 31, 2012 compared to September 30, 2012 primarily due to an increase in the number of bushels in our corn inventory. The market value of our commodities derivatives account was lower at December 31, 2012 compared to September 30, 2012 because we had significantly fewer commodity derivatives in place at December 31, 2012 than at September 30, 2012. Our prepaid expenses were higher at December 31, 2012 compared to September 30, 2012 primarily due to the timing of a payment for prepaid insurance which was made in November 2012.

Property, Plant and Equipment. The gross value of our property, plant and equipment was lower at December 31, 2012 compared to September 30, 2012 primarily due to the sale of a residence that had been used for employee housing. This decrease was offset somewhat by capital expenditures related to replacing a computer server in our administrative office and upgrading our accounting software. The net value of our property, plant and equipment was lower at December 31, 2012 compared to September 30, 2012 primarily as a result of increases in our accumulated depreciation.

Other Assets. Our other assets were higher at December 31, 2012 compared to September 30, 2012 primarily due to an increase in our patronage equity in our electricity provider which is a cooperative. Other assets also increased due to additional loan fees related to a loan amendment entered into effective November 2012. This increase was offset somewhat by increases in our accumulated amortization related to our loan fees.

Current Liabilities. Our current liabilities were significantly higher at December 31, 2012 compared to September 30, 2012, primarily due to increased payables related to our corn inventory purchases. We also had a loss on firm purchase commitments of $636,000 accrued at December 31, 2012 compared to no loss on firm purchase commitments accrued at September 30, 2012. This estimated loss was accrued due to fixed price corn purchase contracts we had in place which were for prices higher than market value at December 31, 2012. Our short-term borrowings were also higher at December 31, 2012 compared to September 30, 2012 due to increased borrowings on our operating line-of-credit.

Long-term Liabilities. Our long-term liabilities were lower at December 31, 2012 compared to September 30, 2012, due to payment of our scheduled quarterly loan payment in December 2012.

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

The following table shows cash flows for the three months ended December 31, 2012 and 2011:

	2012 (unaudited)	2011 (unaudited)
Net cash (used in) provided by operating activities	$(830,099)	$8,419,757
Net cash provided by (used in) investing activities	105,765	(1,024,159)
Net cash provided by (used in) financing activities	724,334	(4,225,362)
Net increase in cash	$—	$3,170,236
Cash and cash equivalents, end of period	$1,000	$7,843,233

Cash Flow from Operations

Our cash provided by operations was significantly lower during our first three months of 2012 compared to the same period of 2011 primarily due to increased cash used for corn inventory purchases. Our cash from operations was also negatively affected in 2012 as we generated a net loss for the three months ended December 31, 2012 versus net income for the three months ended December 31, 2011.

Cash Flow From Investing Activities

We used less cash for investing activities during the three month period ended December 31, 2012 compared to the same period in 2011 due primarily to significantly lower capital expenditures in 2012. We also received cash from investing activities in 2012 related to the sale of a residence which had been used for employee housing.

Cash Flow from Financing Activities

We used less cash for financing activities during the three month period ended December 31, 2012 as compared to the same period in 2011 due to increased payments we made on our long-term debt during the 2011 period.

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

Capital Expenditures

The Company had approximately $28,000 in construction in progress as of December 31, 2012. During the three months ended December 31, 2012, the Company placed in service approximately $54,000 in capital projects with the majority of these costs related to the installation of a new accounting server and upgrade to our accounting software.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $12,000,000 with $1,068,000 drawn on this line-of-credit as of December 31, 2012. This revolving line-of-credit matures in April 2013. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.72% as of December 31, 2012.

Long-Term Debt Sources

As of December 31, 2012, our long-term debt consisted of a term loan and a long-term revolving line-of-credit.    The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate
Term Note	December 31, 2012 (Unaudited)	September 30, 2012	December 31, 2012 (Unaudited)	September 30, 2012	Quarterly Principal Payment Amounts	Notes
Term Note	$18.5	$19.00	3.82%	3.93%	$500,000	1,2
Long-Term Revolving Note	4.6	4.75	3.82%	3.93%	$125,000	1,2,3

Notes
1 - Maturity date of April 2017.
2 - Variable interest rate at 3.5% over the three-month LIBOR, reset quarterly.
3 - Quarterly payments are equal to required quarterly reductions in total available/principal payments of $125,000. Amount available and drawn on this note as of December 31, 2012 was $4,625,000.

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

As of December 31, 2012 we are in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2013, but as of December 31, 2012 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended December 31, 2012.

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

As of December 31, 2012 we had approximately 2.3 million bushels of corn under fixed price contracts.  Some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $636,000 was recorded.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of December 31, 2012, would cause an adverse change to our income in the amount of approximately $231,000.

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of December 31, 2012, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2012 and September 30, 2012, (ii) Statements of Operations for the three months ended December 31, 2012 and 2011, (iii) Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 14, 2013	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2013	/s/ Kent Anderson
Kent Anderson
Chief Financial Officer
(Principal Financial and Accounting Officer)