Form 10-Q
period 2013-03-31
RED TRAIL ENERGY, LLC
filed 2013-05-13
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2013	September 30, 2012
	(Unaudited)
Current Assets
Cash and equivalents	$1,000	$1,000
Restricted cash	1,499,253	6,904
Accounts receivable, primarily related party	5,095,513	3,750,301
Other receivables	109,979	40,069
Commodities derivative instruments, at fair value	—	180,110
Inventory	22,091,400	13,650,907
Prepaid expenses	162,299	87,523
Total current assets	28,959,444	17,716,814

Property, Plant and Equipment
Land	836,428	833,131
Land improvements	4,127,372	4,127,372
Buildings	5,492,612	5,634,430
Plant and equipment	76,748,278	76,696,675
Construction in progress	106,997	25,885
	87,311,687	87,317,493
Less accumulated depreciation	33,944,616	31,945,268
Net property, plant and equipment	53,367,071	55,372,225

Other Assets
Debt issuance costs, net of amortization	73,088	70,751
Investment in RPMG	605,000	605,000
Patronage equity	2,030,726	1,943,226
Deposits	40,000	40,150
Total other assets	2,748,814	2,659,127

Total Assets	$85,075,329	$75,748,166

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2013	September 30, 2012
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$5,053,174	$1,728,931
Accounts payable	1,944,333	1,354,988
Accrued expenses	4,917,121	6,273,695
Commodities derivative instruments, at fair value	188,125	—
Accrued loss on firm purchase commitments (see note 7)	455,000	—
Short-term borrowings	6,082,000	242,000
Current maturities of long-term debt	2,503,404	2,584,429
Total current liabilities	21,143,157	12,184,043

Long-Term Liabilities
Notes payable	20,000,553	21,252,164
Contracts payable	275,000	275,000
Total long-term liabilities	20,275,553	21,527,164

Members’ Equity	43,656,619	42,036,959

Total Liabilities and Members’ Equity	$85,075,329	$75,748,166

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$37,514,330	$37,123,717	$79,773,208	$74,550,717

Cost of Goods Sold
Cost of goods sold	34,421,127	36,812,127	75,247,752	73,142,435
Lower of cost or market inventory adjustment	92,500	39,893	341,500	180,647
Loss on firm purchase commitments	455,000	677,000	1,091,000	677,000
Total Cost of Goods Sold	34,968,627	37,529,020	76,680,252	74,000,082

Gross Profit (Loss)	2,545,703	(405,303)	3,092,956	550,635

General and Administrative Expenses	538,568	574,223	1,064,815	1,249,530

Operating Income (Loss)	2,007,135	(979,526)	2,028,141	(698,895)

Other Income (Expense)
Interest income	20,795	13,007	30,057	27,240
Other income	13,390	46,892	50,805	1,847,577
Interest expense	(250,352)	11,294	(489,343)	(463,505)
Total other income (expense), net	(216,167)	71,193	(408,481)	1,411,312

Net Income (Loss)	$1,790,968	$(908,333)	$1,619,660	$712,417

Weighted Average Units Outstanding
Basic	40,148,160	40,213,973	40,155,742	40,213,973

Diluted	40,148,160	40,293,973	40,158,270	40,293,973

Net Income (Loss) Per Unit
Basic	$0.04	$—	$0.04	$0.02

Diluted	$0.04	$—	$0.04	$0.02

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$1,619,660	$712,417
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,017,509	1,721,180
Change in fair value of derivative instruments	368,235	(1,369,271)
Equity-based compensation	—	10,002
Lower of cost or market inventory adjustment	341,500	180,647
Gain on disposal of fixed assets	(18,788)	—
Loss on firm purchase commitments	1,091,000	677,000
Noncash patronage equity	(87,500)	—
Change in operating assets and liabilities:
Restricted cash	(1,492,350)	—
Accounts receivable	(1,345,212)	1,444,933
Other receivables	(69,910)	1,417,853
Inventory	(9,417,992)	903,515
Prepaid expenses	(74,776)	60,508
Other assets	150	84,856
Accounts payable	589,345	(1,321,257)
Accrued expenses	(1,356,574)	862,144
Accrued purchase commitment losses	—	(444,000)
Cash settlements on interest rate swap	—	(633,714)
Net cash (used in) provided by operating activities	(7,835,703)	4,306,813

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	160,950	—
Capital expenditures	(145,533)	(1,895,707)
Net cash provided by (used in) investing activities	15,417	(1,895,707)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	3,324,243	—
Loan fees	(11,321)	—
Net advances on short-term borrowings	5,840,000	—
Debt repayments	(1,332,636)	(6,692,927)
Net cash provided by (used in) financing activities	7,820,286	(6,692,927)

Net Decrease in Cash and Equivalents	—	(4,281,821)
Cash and Equivalents - Beginning of Period	1,000	4,672,997
Cash and Equivalents - End of Period	$1,000	$391,176

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements in 2012	$240,940	$833,033
Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$—	$333,425

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2012, contained in the Company's Annual Report on Form 10-K.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013

As of:	March 31, 2013 (unaudited)				September 30, 2012
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—		$—	—	—		$—
Corn options	700	3,500,000	bushels	$(188,125)	400	2,000,000	bushels	$173,750
Soybean oil futures	—	—		$—	10	600,000	pounds	$6,360
Total fair value				$(188,125)				$180,110
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

Interest Rate Contracts

Prior to refinancing its term debt in April 2012, the Company had interest rate swap agreements that exchanged variable interest rates for fixed rates over the term of the agreements. As of March 31, 2013, the Company no longer had any interest rate swap contracts in place.

The Company recorded net settlements of approximately $0 and $634,000 for the six months ended March 31, 2013 and 2012, respectively. See Note 4 for a description of these agreements.

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2013 and September 30, 2012:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2013 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$188,125
Total derivatives not designated as hedging instruments for accounting purposes	$—	$188,125

Balance Sheet - as of September 30, 2012	Asset	Liability
Commodity derivative instruments, at fair value	$180,110	$—
Total derivatives not designated as hedging instruments for accounting purposes	$180,110	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended March 31, 2013 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2012 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2013 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2012 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$329,503	$2,235,125	$632,031	$2,069,317
Ethanol derivative instruments	Revenue	—	—	—	—
Soybean oil derivative instruments	Revenue	—	1,506	3,084	1,506
Interest rate swaps	Interest Expense	—	(3,324)	—	(1,787)
Total		$329,503	$2,233,307	$635,115	$2,069,036

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of March 31, 2013 and September 30, 2012 were as follows:

As of	March 31, 2013 (unaudited)	September 30, 2012
Raw materials, including corn, chemicals and supplies	$16,422,936	$7,455,660
Work in process	1,279,088	1,231,096
Finished goods, including ethanol and distillers grains	2,872,317	3,704,046
Spare parts	1,517,059	1,260,105
Total inventory	$22,091,400	$13,650,907
Lower of cost or market adjustments for the three and six months ended March 31, 2013 and 2012 were as follows:

	For the three months ended March 31, 2013 (unaudited)	For the three months ended March 31, 2012 (unaudited)	For the six months ended March 31, 2013 (unaudited)	For the six months ended March 31, 2012 (unaudited)
Loss on firm purchase commitments	$455,000	$677,000	$1,091,000	$677,000
Loss on lower of cost or market adjustment for inventory on hand	92,500	39,893	341,500	180,647
Total loss on lower of cost or market adjustments	$547,500	$716,893	$1,432,500	$857,647

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2013, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was slightly higher than market price. Based on this information, the Company accrued an estimated loss on firm purchase commitments of $455,000 for the three months ended March 31, 2013. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $92,500 and $39,893 for the three months ended March 31, 2013 and 2012, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

4. BANK FINANCING

As of	March 31, 2013 (unaudited)	September 30, 2012
Long-term notes payable under loan agreement to bank	$22,500,000	$23,750,000
Capital lease obligations (Note 6)	3,957	86,593
Total Long-Term Debt	22,503,957	23,836,593
Less amounts due within one year	2,503,404	2,584,429
Total Long-Term Debt Less Amounts Due Within One Year	$20,000,553	$21,252,164

The Company's notes payable consist of a term loan and a long-term revolver (LTR). As of March 31, 2013, the variable interest rate on both the term loan and the LTR was 3.79% . Both of these loans mature on April 16, 2017.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013

The Company also has a $12,000,000 operating line-of-credit that matured on April 16, 2013. This line-of-credit was recently extended for thirty days. At March 31, 2013, the Company had $6,082,000 drawn on this line-of-credit leaving a balance of $5,918,000 available. The variable interest rate was 3.71% amounts on the operating line of credit.

Scheduled debt maturities for the twelve months ending March 31	Totals

2013	$2,503,404
2014	2,500,553
2015	2,500,000
2016	2,500,000
2017	12,500,000
Thereafter	—
Total	$22,503,957

As of March 31, 2013, the Company was in compliance with all of its debt covenants.

Interest Rate Swap Agreements

The Company does not have any interest rate swap agreements in place pursuant to the terms of the refinance with its senior lender in April 2012.

Interest Expense	For the three months ended March 31, 2013 (unaudited)	For the three months ended March 31, 2012 (unaudited)	For the six months ended March 31, 2013 (unaudited)	For the six months ended March 31, 2012 (unaudited)
Interest expense on long-term debt	$250,352	$(14,617)	$489,343	$461,719
Interest rate swaps	—	3,323	—	1,786
Total interest expense	$250,352	$(11,294)	$489,343	$463,505

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2013 (unaudited)	Fair Value as of March 31, 2013 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$188,125	$188,125	$188,125	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2012	Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$180,110	$180,110	$180,110	$—	$—
Total	$180,110	$180,110	$180,110	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at March 31, 2013 and September 30, 2012 approximated the carrying value of approximately $22.5 million and $23.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of March 31, 2013. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $127,000 and $263,000 for the three and six months ended March 31, 2013, respectively and $155,000 and $374,000 for the three and six months ended March 31, 2012, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	March 31, 2013 (unaudited)	September 30, 2012
Equipment	$483,217	$483,217
Less accumulated amortization	(37,163)	(26,460)
Net equipment under capital lease	$446,054	$456,757

At March 31, 2013, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013

	Operating Leases	Capital Leases
2013	$388,742	$3,664
2014	306,793	559
2015	208,920	—
2016	208,920	—
Thereafter	375,700	—
Total minimum lease commitments	$1,489,075	4,223
Less amount representing interest		(266)
Present value of minimum lease commitments included in liabilities on the balance sheet		$3,957

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2013, the Company had various fixed price contracts for the purchase of approximately 3.8 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $27.7 million related to the 3.8 million bushels under contract.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

			March 31, 2013 (unaudited)	September 30, 2012
Balance Sheet
Accounts receivable			$4,120,914	$2,853,704
Accounts payable			1,239,988	839,059

	For the three months ended March 31, 2013 (unaudited)	For the three months ended March 31, 2012 (unaudited)	For the six months ended March 31, 2013 (unaudited)	For the six months ended March 31, 2012 (unaudited)
Statement of Operations
Revenues	$31,569,847	$30,791,203	$65,101,773	$64,434,861
Cost of goods sold	762,765	524,298	1,510,368	1,228,026
General and administrative	21,017	30,333	55,704	56,578

Inventory Purchases	$7,598,482	$8,122,404	$14,030,600	$14,856,088

9. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol and distillers grains and by the cost at which it is able to purchase corn for operations. The price of ethanol is influenced by factors such as prices, supply and demand, weather, government policies and programs, and

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2013

unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2013, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total sales and revenues in our unaudited statements of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013 (Unaudited)		Three Months Ended March 31, 2012 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$37,514,330	100.00	$37,123,717	100.00
Cost of Goods Sold	34,968,627	93.21	37,529,020	101.09
Gross Profit (Loss)	2,545,703	6.79	(405,303)	(1.09)
General and Administrative Expenses	538,568	1.44	574,223	1.55
Operating Income (Loss)	2,007,135	5.35	(979,526)	(2.64)
Other Income (Expense)	(216,167)	(0.58)	71,193	0.19
Net Income (Loss)	$1,790,968	4.77	$(908,333)	(2.45)

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2013 and 2012.

	Three Months ended March 31, 2013 (unaudited)	Three Months ended March 31, 2012 (unaudited)
Production:
Ethanol sold (gallons)	12,256,193	14,308,806
Dried distillers grains sold (tons)	16,467	26,951
Modified distillers grains sold (tons)	29,256	28,499
Corn oil sold (pounds)	1,480,400	—
Revenues:
Ethanol average price per gallon	$2.34	$2.04
Dried distillers grains average price per ton	260.39	189.97
Modified distillers grains average price per ton	127.66	96.24
Corn oil average price per pound	0.35	—
Primary Inputs:
Corn ground (bushels)	4,333,502	5,274,723
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.60	$5.87
Other Costs:
Chemical and additive costs per gallon of ethanol sold	$0.086	$0.081
Denaturant cost per gallon of ethanol sold	0.050	0.050
Electricity cost per gallon of ethanol sold	0.064	0.055
Direct labor cost per gallon of ethanol sold	0.052	0.040

Revenue

Our revenue was comparable during our quarter ended March 31, 2013 and the same period of 2012 due to higher prices for our products and the introduction of corn oil revenue which was offset by a decrease in our total production. Our production was lower during our quarter ended March 31, 2013 compared to the same period of 2012 due to an unscheduled plant shutdown in February 2013. During our quarter ended March 31, 2013, approximately 77% of our total revenue was derived from ethanol sales, approximately 22% was from distillers grains sales and approximately 1% was from corn oil sales. During our quarter ended March 31, 2012, approximately 79% of our total revenue was derived from ethanol sales, approximately 21% was from distillers grains sales and we had not yet started selling corn oil so we had no corn oil revenue.

Management attributes the increase in ethanol prices during our quarter ended March 31, 2013 with decreased ethanol imports which resulted in a more favorable spread between ethanol supply and demand than we have experienced in recent quarters. Further, commodity prices generally were higher during our quarter ended March 31, 2013 compared to the same period of 2012 which typically benefits ethanol prices. Management anticipates that we will continue to experience favorable operating margins during our third quarter of 2013, however, management expects that margins during our fourth quarter may be less favorable.

Management anticipates that ethanol imports from Brazil will increase during our fourth quarter of 2013 which may negatively impact ethanol prices and our profitability. Further, management anticipates that corn prices may increase during our fourth quarter of 2013 as the market tries to ration the corn supply until the fall harvest which may negatively impact the price we pay for corn.

We experienced an increase in the price we received for our distillers grains during our quarter ended March 31, 2013 compared to the same period of 2012, primarily due to higher corn prices and decreased corn supplies. Since distillers grains are typically used as a feed substitute for corn and soybean meal, when corn prices increase and corn is more scarce it positively impacts distillers grains demand and prices. Further, we have seen distillers grains prices on a per ton basis getting closer to the price of corn on a per ton basis which management attributes to the tight corn supplies. Management anticipates that distillers grains prices will continue to track corn prices and due to the tight corn supplies that we will continue to see strong distillers grains demand. We sold less distillers grains during our quarter ended March 31, 2013 compared to the same period of 2012 due to less overall production at the ethanol plant along with the fact that we are now removing some of the corn oil which is contained in our distillers grains to sell separately. When we separate corn oil from the distillers grains, the total tons of distillers grains we sell is reduced. However, management believes that the increased revenue we experience from the corn oil sales more than makes up for the lost volume of distillers grains that we sell. Further, management does not believe that the removal of the corn oil has a significant negative impact on the value of our distillers grains.

Cost of Goods Sold

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 93.2% for the three months ended March 31, 2013 as compared to 101.1% for the same period in 2012. The decrease in our cost of goods sold as a percentage of revenue was due to a decrease in the bushels of corn we used during our quarter ended March 31, 2013 as compared to the same period in 2012 along with increased ethanol prices.

Corn Costs

Our cost of goods sold related to corn was lower for our quarter ended March 31, 2013 as compared to the same period in 2012 due to a combination of higher corn prices per bushel which was more than offset by a significant decrease in our corn consumption. Our corn consumption was lower during our quarter ended March 31, 2013 as compared to the same period in 2012 due to our decreased production. Management attributes the increase in the average price we paid for corn during our quarter ended March 31, 2013 as compared to the same period in 2012 to higher competition for corn which led to increased corn prices. Market corn prices have been higher in recent years due to lower corn carryover and production during the last two crop years which has resulted in a supply of corn which is less than market demand. The corn market has been rationing the limited corn supply through higher prices during our last two fiscal years. Further, competition for corn in our area has increased basis levels. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, and quality of local corn for the plant. The cost of corn is the highest cost input to the plant and further increases in corn costs could dramatically affect our expected cost of goods sold. Management anticipates that corn prices will remain volatile, especially if we experience unfavorable weather conditions during the 2013 growing season.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases and sales. At March 31, 2013, we had forward corn purchase contracts for various delivery periods through December 2013 for a total commitment of approximately $27.7 million. Our outstanding corn commitments are projected to settle by December 2013.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were down 26.5% during the three month period ended March 31, 2013 compared to the same period of 2012, primarily due to decreased coal usage. Our coal consumption was down due to implementation of our flue gas recirculation project and lower production. The flue gas recirculation project was originally placed in service in May 2011.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues was 1.4% for the three months ended March 31, 2013 compared to 1.5% in the same period of 2012. General and administrative expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. We experienced a decrease in actual general and administrative expenses of approximately $35,655 for the three month period ended March 31, 2013 as compared to the same period in 2012. Our efforts to optimize efficiencies and maximize production may result in a decrease in our general and administrative expenses on a per gallon basis going forward. However, because these expenses generally do not vary with the level of production at the plant, we expect our actual operating expenses to remain steady throughout the remainder of our 2013 fiscal year.

Other Income/Expense

Our other loss for the three months ended March 31, 2013 was 0.6% of our total revenues compared to other income of 0.2% of revenues for the same period in 2012. The difference in our other income/expense during the two periods primarily related to our interest expense. We had significantly more interest expense during the 2013 period due to an interest expense reversal during the 2012 period. The reversal was related to a settlement agreement between us and our design/builder and was triggered in March 2012.

Results of Operations for the Six Months Ended March 31, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2013 and 2012:

	Six Months Ended March 31, 2013 (Unaudited)		Six Months Ended March 31, 2012 (Unaudited)

Statement of Operations Data	Amount	%	Amount	%
Revenues	$79,773,208	100.00	$74,550,717	100.00
Cost of Goods Sold	76,680,252	96.12	74,000,082	99.26
Gross Profit	3,092,956	3.88	550,635	0.74
General and Administrative Expenses	1,064,815	1.33	1,249,530	1.68
Operating Income (Loss)	2,028,141	2.54	(698,895)	(0.94)
Other Income (Expense)	(408,481)	(0.51)	1,411,312	1.89
Net Income	$1,619,660	2.03	$712,417	0.95

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2013 and 2012:

	Six Months ended March 31, 2013 (unaudited)	Six Months ended March 31, 2012 (unaudited)
Production:
Ethanol sold (gallons)	26,181,614	26,841,510
Dried distillers grains sold (tons)	44,535	54,179
Modified distillers grains sold (tons)	53,752	46,195
Corn oil sold (pounds)	3,802,267	—
Revenues:
Ethanol average price/gallon (net of hedging)	$2.27	$2.23
Dried distillers grains price/ton	261.51	191.09
Modified distillers grains price/ton	126.15	96.13
Corn oil price/pound	0.34	—
Primary Input:
Corn ground (bushels)	9,550,474	9,917,976
Costs of Primary Input:
Corn avg price/bushel (net of hedging)	$6.72	$6.19
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.086	$0.087
Denaturant cost	0.051	0.048
Electricity cost	0.056	0.054
Direct labor cost	0.048	0.045

Revenue

We generated more revenue during the six month period ended March 31, 2013 compared to the same period of 2012, due primarily to higher prices for our products and the introduction of corn oil sales as an additional revenue source, partially offset by lower production. In the six month period ended March 31, 2013, ethanol sales comprised approximately 75% of our revenues, distillers grains sales comprised approximately 23% of our revenues and corn oil sales comprised approximately 2% of our revenues. For the six month period ended March 31, 2012, ethanol sales comprised approximately 80% of our revenues and distillers grains sales comprised approximately 20% of our revenues. We had no corn oil sales during the 2012 period.

The average ethanol sales price we received for the six month period ended March 31, 2013 increased 1.8% when compared to the same period in 2012. Management anticipates that ethanol prices will continue to be subject to influences from the prices of corn, gasoline demand and oil along with the uncertainties surrounding several prices of legislation which support the ethanol industry.

The price we received for our dried distillers grains increased by approximately 37% during the six month period ended March 31, 2013 compared to the same period of 2012. Further, the price we received for our modified/wet distillers grains increased by approximately 31% during the six month period ended March 31, 2013 compared to the same period of 2012. Management attributes the higher distillers grains prices to higher corn prices and lower corn supplies.

Cost of Good Sold

Our costs of goods sold as a percentage of revenues was approximately 96% for the six month period ended March 31, 2013 compared to approximately 99% for the same period of 2012. Our cost of goods sold was higher during the six month period ended March 31, 2013 compared to the same period of 2012 primarily as a result of higher corn prices. However, our increased revenue decreased the percentage of our cost of goods sold compared to revenue during the 2013 period. We have experienced more favorable operating margins during 2013 which have improved our profitability.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues was lower for the six month period ended March 31, 2013 compared to the same period ended March 31, 2012 due primarily to having more revenue. These percentages were approximately 1.3% and approximately 1.7% for the six months ended March 31, 2013 and 2012, respectively.

Other Income/Expense

Other expenses for the six months ended March 31, 2013, was approximately 0.5% of our revenue and totaled approximately $408,000. Other income for the six months ended March 31, 2012 totaled approximately $1.4 million and was approximately 1.9% of our revenues. The decrease in net other income/expense is primarily due to recognition of approximately $1.7 million of income from the alternative fuel tax credit and a decrease in interest expense of approximately $665,000 due to the mediated settlement during the 2012 period.

Changes in Financial Condition for the Six Months Ended March 31, 2013

Current Assets. Our restricted cash was higher at March 31, 2013 compared to September 30, 2012 as a result of more cash we were required to maintain in our margin account with our commodities broker. Our accounts receivable was higher at March 31, 2013 compared to September 30, 2012 due to higher ethanol and distillers grains prices which increases the total amount we are owed by our product marketers, even though we are awaiting payment on a comparable quantity of products. The value of our inventory was higher at March 31, 2013 compared to September 30, 2012 due to due to greater quantity of inventory on hand plus higher corn and ethanol prices which impact the value of our raw materials and finished product inventory.

Property, Plant and Equipment. The gross value of our property, plant and equipment was comparable at March 31, 2013 and September 30, 2012. However, the net value of our property, plant and equipment was lower at March 31, 2013 due to depreciation.

Other Assets. Our other assets were higher at March 31, 2013 compared to September 30, 2012 primarily due to an increase in our patronage equity in our electricity provider which is a cooperative.

Current Liabilities. Our disbursements in excess of bank balances was higher at March 31, 2013 compared to September 30, 2012 due to increased cash that we have been using to operate our business. Checks that we have outstanding in excess of our bank balances are paid from our revolving line of credit if we do not have sufficient cash in our operating accounts. We had slightly higher accounts payable at March 31, 2013 compared to September 30, 2012 due to higher corn prices. Our accrued expenses were lower at March 31, 2013 compared to September 30, 2012 due to having less open corn contracts at March 31, 2013 compared to September 30, 2012. We had a higher balance outstanding on our revolving line of credit at March 31, 2013 due to cash we used to operate our business.

Long-term Liabilities. Our long-term liabilities were lower at March 31, 2013 compared to September 30, 2012, due to scheduled quarterly loan payments we made during our 2013 fiscal year.

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

The following table shows cash flows for the six months ended March 31, 2013 and 2012:

	2013 (unaudited)	2012 (unaudited)
Net cash (used in) provided by operating activities	$(7,835,703)	$4,306,813
Net cash provided by (used in) investing activities	15,417	(1,895,707)
Net cash provided by (used in) financing activities	7,820,286	(6,692,927)
Net decrease in cash	$—	$(4,281,821)
Cash and cash equivalents, end of period	$1,000	$391,176

Cash Flow from Operations

Our operations used cash during our first six months of 2013 due primarily to increases in restricted cash, accounts receivable, inventory and a decrease in accrued expenses. As the price of corn, ethanol and distillers grains have increased, it has increased the amount of cash that is tied to our accounts receivable and inventory. Further, cash we deposited in our restricted cash account was higher for our first six months of 2013 related to cash we deposited in our margin account. We used more cash for our accrued expenses during our first six months of 2013 due to payments on open corn contracts. Our operations provided a significant amount of cash during our first six months of 2012, primarily due to decreases in our receivables and inventory during the 2012 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the six month period ended March 31, 2013 compared to the same period in 2012. During the 2013 period, we primarily used cash for repair and replacement capital improvements. During the 2012 period, we were completing the installation of the corn oil extraction equipment which resulted in higher capital expenditures.

Cash Flow from Financing Activities

We received cash from our short-term loans and increases in the amount of disbursements we made in excess of our bank balances during the six month period ended March 31, 2013 which provided cash for our operations. During the six month period ended March 31, 2012, we used cash to make additional payments on our long-term debt which used more cash during that period.

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

Capital Expenditures

The Company had approximately $107,000 in construction in progress as of March 31, 2013. During the three months ended March 31, 2013, the Company placed in service approximately $61,000 in capital projects with the majority of these costs related to the installation of a new accounting server and upgrade to our accounting software.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $12,000,000 with $6,082,000 drawn on this line-of-credit as of March 31, 2013. This revolving line-of-credit matured on April 16, 2013. The line-of-credit was recently extended for thirty days and we expect to re-finance it on May 15, 2013. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.71% as of March 31, 2013.

Long-Term Debt Sources

As of March 31, 2013, our long-term debt consisted of a term loan and a long-term revolving line-of-credit. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated
Term Note	March 31, 2013 (Unaudited)	September 30, 2012	March 31, 2013 (Unaudited)	September 30, 2012	Quarterly Principal Payment Amounts	Notes
Term Note	$18.0	$19.0	3.79%	3.93%	$500,000	1, 2
Long-Term Revolving Note	4.5	4.75	3.79%	3.93%	$125,000	1, 2, 3

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

As of March 31, 2013, we are in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2013, but as of March 31, 2013 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2013.

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

As of March 31, 2013 we had approximately 3.8 million bushels of corn under fixed price contracts.  Some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $455,000 was recorded.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of March 31, 2013, would cause an adverse change to our income in the amount of approximately $195,000 for a 12 month period.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our President and Chief Executive Officer (the principal executive officer),Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have not been any material changes to the risk factors that were previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2012.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2013 and September 30, 2012, (ii) Statements of Operations for the three and six months ended March 31, 2013 and 2012, (iii) Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 13, 2013	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2013	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)