Form 10-Q
period 2013-06-30
RED TRAIL ENERGY, LLC
filed 2013-08-12
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

As of August 12, 2013, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2013	September 30, 2012
	(Unaudited)
Current Assets
Cash and equivalents	$1,000	$1,000
Restricted cash	61,296	6,904
Accounts receivable, primarily related party	5,134,356	3,750,301
Other receivables	45,978	40,069
Commodities derivative instruments, at fair value	—	180,110
Inventory	15,048,094	13,650,907
Prepaid expenses	145,776	87,523
Total current assets	20,436,500	17,716,814

Property, Plant and Equipment
Land	836,428	833,131
Land improvements	4,127,372	4,127,372
Buildings	5,492,612	5,634,430
Plant and equipment	77,112,178	76,696,675
Construction in progress	176,264	25,885
	87,744,854	87,317,493
Less accumulated depreciation	34,927,067	31,945,268
Net property, plant and equipment	52,817,787	55,372,225

Other Assets
Debt issuance costs, net of amortization	68,567	70,751
Investment in RPMG	605,000	605,000
Patronage equity	2,030,726	1,943,226
Deposits	41,500	40,150
Total other assets	2,745,793	2,659,127

Total Assets	$76,000,080	$75,748,166

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2013	September 30, 2012
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$5,087,611	$1,728,931
Accounts payable	1,581,135	1,354,988
Accrued expenses	6,242,165	6,273,695
Accrued loss on firm purchase commitments (see note 7)	357,000	—
Short-term borrowings	—	242,000
Current maturities of long-term debt	2,503,200	2,584,429
Total current liabilities	15,771,111	12,184,043

Long-Term Liabilities
Notes payable	15,557,000	21,252,164
Contracts payable	275,000	275,000
Total long-term liabilities	15,832,000	21,527,164

Members’ Equity	44,396,969	42,036,959

Total Liabilities and Members’ Equity	$76,000,080	$75,748,166

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$43,669,509	$34,072,210	$123,442,717	$108,657,925

Cost of Goods Sold
Cost of goods sold	42,183,883	37,475,142	117,431,635	111,294,577
Lower of cost or market inventory adjustment	24,000	63,000	365,500	243,647
Loss on firm purchase commitments	—	132,000	1,091,000	132,000
Total Cost of Goods Sold	42,207,883	37,670,142	118,888,135	111,670,224

Gross Profit (Loss)	1,461,626	(3,597,932)	4,554,582	(3,012,299)

General and Administrative Expenses	496,387	504,884	1,570,245	1,754,414

Operating Income (Loss)	965,239	(4,102,816)	2,984,337	(4,766,713)

Other Income (Expense)
Interest income	15,154	16,430	45,211	43,670
Other income	14,816	27,981	65,621	1,840,561
Interest expense	(245,817)	(232,879)	(735,160)	(696,385)
Total other income (expense), net	(215,847)	(188,468)	(624,328)	1,187,846

Net Income (Loss)	$749,392	$(4,291,284)	$2,360,009	$(3,578,867)

Weighted Average Units Outstanding
Basic	40,148,160	40,213,973	40,153,215	40,213,973

Diluted	40,148,160	40,293,973	40,154,900	40,293,973

Net Income (Loss) Per Unit
Basic	$0.02	$(0.11)	$0.06	$(0.09)

Diluted	$0.02	$(0.11)	$0.06	$(0.09)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income (loss)	$2,360,009	$(3,578,867)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,030,562	2,398,575
Change in fair value of derivative instruments	180,110	601,573
Equity-based compensation	—	(6,698)
Lower of cost or market inventory adjustment	365,500	243,647
Gain on disposal of fixed assets	(17,633)	—
Loss on firm purchase commitments	1,091,000	132,000
Noncash patronage equity	(87,500)	—
Change in operating assets and liabilities:
Restricted cash	(54,393)	(740,992)
Accounts receivable	(1,384,055)	1,398,975
Other receivables	(5,909)	1,472,659
Inventory	(2,496,686)	2,708,225
Prepaid expenses	(58,253)	34,273
Other assets	(1,350)	70,325
Accounts payable	226,147	(696,514)
Accrued expenses	(31,530)	1,799,338
Accrued purchase commitment losses	—	(444,000)
Cash settlements on interest rate swap	—	(827,547)
Net cash provided by operating activities	3,116,019	4,564,972

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	160,950	—
Capital expenditures	(605,935)	(2,953,975)
Net cash used in investing activities	(444,985)	(2,953,975)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	3,358,680	999,855
Loan fees	(11,321)	—
Net payments on short-term borrowings	(242,000)	—
Debt repayments	(5,776,393)	(7,283,049)
Net cash used in financing activities	(2,671,034)	(6,283,194)

Net Decrease in Cash and Equivalents	—	(4,672,197)
Cash and Equivalents - Beginning of Period	1,000	4,672,997
Cash and Equivalents - End of Period	$1,000	$800

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	$751,517	$1,252,430
Capital expenditures in accounts payable	$—	$56,326

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2013

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, valuation of derivatives, inventory, patronage equity and purchase commitments, the analysis of long-lived assets impairment and other contingencies. Actual results could differ from those estimates.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2013

As of:	June 30, 2013 (unaudited)			September 30, 2012
Contract Type	# of Contracts	Notional Amount (Qty)	Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—	$—	—	—		$—
Corn options	—	—	$—	400	2,000,000	bushels	$173,750
Soybean oil futures	—	—	$—	10	600,000	pounds	$6,360
Total fair value			$—				$180,110
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

Interest Rate Contracts

Prior to refinancing its term debt in April 2012, the Company had interest rate swap agreements that exchanged variable interest rates for fixed rates over the term of the agreements. As of June 30, 2013, the Company no longer had any interest rate swap contracts in place.

The Company recorded net settlements of approximately $0 and $828,000 for the nine months ended June 30, 2013 and 2012, respectively. See Note 4 for a description of these agreements.

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2013 and September 30, 2012:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2013 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Balance Sheet - as of September 30, 2012	Asset	Liability
Commodity derivative instruments, at fair value	$180,110	$—
Total derivatives not designated as hedging instruments for accounting purposes	$180,110	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended June 30, 2013 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2012 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2013 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2012 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$383,168	$(1,729,656)	$1,015,199	$339,661
Ethanol derivative instruments	Revenue	—	—	—	—
Soybean oil derivative instruments	Revenue	—	20,610	3,084	22,116
Interest rate swaps	Interest Expense	—	2,126	—	340
Total		$383,168	$(1,706,920)	$1,018,283	$362,117

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2013

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of June 30, 2013 and September 30, 2012 were as follows:

As of	June 30, 2013 (unaudited)	September 30, 2012
Raw materials, including corn, chemicals and supplies	$9,927,636	$7,455,660
Work in process	1,304,257	1,231,096
Finished goods, including ethanol and distillers grains	2,229,937	3,704,046
Spare parts	1,586,264	1,260,105
Total inventory	$15,048,094	$13,650,907
Lower of cost or market adjustments for the three and nine months ended June 30, 2013 and 2012 were as follows:

	For the three months ended June 30, 2013 (unaudited)	For the three months ended June 30, 2012 (unaudited)	For the nine months ended June 30, 2013 (unaudited)	For the nine months ended June 30, 2012 (unaudited)
Loss on firm purchase commitments	$—	$132,000	$1,091,000	$132,000
Loss on lower of cost or market adjustment for inventory on hand	24,000	63,000	365,500	243,647
Total loss on lower of cost or market adjustments	$24,000	$195,000	$1,456,500	$375,647

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2013, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was slightly higher than market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $357,000 and $1,091,000 for the three and nine months ended June 30, 2013. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $24,000 and $365,500 for the three and nine months ended June 30, 2013, respectively and $63,000 and $243,647 for the three and nine months ended June 30, 2012, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

4. BANK FINANCING

As of	June 30, 2013 (unaudited)	September 30, 2012
Long-term notes payable under loan agreement to bank	$18,057,000	$23,750,000
Capital lease obligations (Note 6)	3,200	86,593
Total Long-Term Debt	18,060,200	23,836,593
Less amounts due within one year	2,503,200	2,584,429
Total Long-Term Debt Less Amounts Due Within One Year	$15,557,000	$21,252,164

The Company's notes payable consist of a term loan and a long-term revolver (LTR). As of June 30 2013, the variable interest rate on both the term loan and the LTR was 3.78% . Both of these loans mature on April 16, 2017.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2013

The Company also has a $10,000,000 operating line-of-credit that matures on April 15, 2014. At June 30, 2013, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.70% for amounts drawn on the operating line of credit.

Scheduled debt maturities for the twelve months ending June 30	Totals

2013	$2,503,200
2014	2,057,000
2015	2,000,000
2016	2,000,000
2017	9,500,000
Thereafter	—
Total	$18,060,200

As of June 30, 2013, the Company was in compliance with all of its debt covenants.

Interest Rate Swap Agreements

The Company does not have any interest rate swap agreements in place pursuant to the terms of the refinance with its senior lender in April 2012.

Interest Expense	For the three months ended June 30, 2013 (unaudited)	For the three months ended June 30, 2012 (unaudited)	For the nine months ended June 30, 2013 (unaudited)	For the nine months ended June 30, 2012 (unaudited)
Interest expense on long-term debt	$245,817	$235,005	$735,160	$696,045
Interest rate swaps	—	(2,126)	—	340
Total interest expense	$245,817	$232,879	$735,160	$696,385

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2013

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2013 (unaudited)	Fair Value as of June 30, 2013 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$—	$—	$—	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2012	Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$180,110	$180,110	$180,110	$—	$—
Total	$180,110	$180,110	$180,110	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at June 30, 2013 and September 30, 2012 approximated the carrying value of approximately $18.1 million and $23.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of June 30, 2013. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $126,000 and $389,000 for the three and nine months ended June 30, 2013, respectively and $153,000 and $528,000 for the three and nine months ended June 30, 2012, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	June 30, 2013 (unaudited)	September 30, 2012
Equipment	$483,217	$483,217
Less accumulated amortization	(59,895)	(26,460)
Net equipment under capital lease	$423,322	$456,757

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2013

At June 30, 2013, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

	Operating Leases	Capital Leases
2013	$497,882	$3,200
2014	377,865	—
2015	272,585	—
2016	208,920	—
2017	163,870	—
Thereafter	159,600	—
Total minimum lease commitments	$1,680,722	3,200
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$3,200

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2013, the Company had various fixed price contracts for the purchase of approximately 1.6 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $10.8 million related to the 1.6 million bushels under contract.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

			June 30, 2013 (unaudited)	September 30, 2012
Balance Sheet
Accounts receivable			$4,284,978	$2,853,704
Accounts payable and disbursements in excess of bank balances			1,886,381	839,059

	For the three months ended June 30, 2013 (unaudited)	For the three months ended June 30, 2012 (unaudited)	For the nine months ended June 30, 2013 (unaudited)	For the nine months ended June 30, 2012 (unaudited)
Statement of Operations
Revenues	$36,832,120	$27,905,983	$101,933,893	$92,340,844
Cost of goods sold	799,787	807,656	2,310,155	2,035,682
General and administrative	25,986	28,111	81,690	84,689

Inventory Purchases	$7,288,484	$4,276,342	$21,319,084	$20,132,430

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
FOR THE PERIOD ENDED JUNE 30, 2013

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In August 2012, governors from six states petitioned the EPA for a waiver of the RFS requirement. While the EPA denied the waiver request on November 16, 2012, the Company anticipates that opponents of the RFS will continue their efforts to repeal the RFS or petition for a waiver of the RFS requirements. If the RFS is waived or repealed, it may have a significant negative impact on the Company's financial performance.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2013, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

✓	Fluctuations in the price and market for ethanol, distillers grains and corn oil;
✓	Availability and costs of products and raw materials, particularly corn and coal;
✓	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;
✓
Ethanol supply exceeding demand and corresponding ethanol price reductions impacting our ability to operate profitably and maintain a positive spread between the selling price of our products and our raw material costs;

✓	Our ability to generate and maintain sufficient liquidity to fund our operations, meet debt service requirements and necessary capital expenditures;
✓	Our ability to continue to meet our loan covenants;
✓	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
✓	Results of our hedging transactions and other risk management strategies;
✓	Changes and advances in ethanol production technology; and
✓	Competition from alternative fuels and alternative fuel additives.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013 (Unaudited)		Three Months Ended June 30, 2012 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$43,669,509	100.00	$34,072,210	100.00
Cost of Goods Sold	42,207,883	96.65	37,670,142	110.56
Gross Profit (Loss)	1,461,626	3.35	(3,597,932)	(10.56)
General and Administrative Expenses	496,387	1.14	504,884	1.48
Operating Income (Loss)	965,239	2.21	(4,102,816)	(12.04)
Other Income (Expense)	(215,847)	(0.49)	(188,468)	(0.55)
Net Income (Loss)	$749,392	1.72	$(4,291,284)	(12.59)

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2013 and 2012.

	Three Months ended June 30, 2013 (unaudited)	Three Months ended June 30, 2012 (unaudited)
Production:
Ethanol sold (gallons)	14,077,453	13,126,226
Dried distillers grains sold (tons)	25,094	24,928
Modified distillers grains sold (tons)	20,882	20,074
Corn oil sold (pounds)	2,220,640	1,083,040
Revenues:
Ethanol average price per gallon (net of hedging)	$2.45	$2.03
Dried distillers grains average price per ton	230.61	198.09
Modified distillers grains average price per ton	116.43	100.99
Corn oil average price per pound	0.33	0.29
Primary Inputs:
Corn ground (bushels)	5,074,485	4,832,306
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$7.01	$6.68
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.085	$0.089
Denaturant cost	0.049	0.055
Electricity cost	0.057	0.058
Direct labor cost	0.048	0.044

Revenue

Our revenue was significantly higher for our quarter ended June 30, 2013 compared to the same period of 2012 due to higher prices for our products, increased production and improved corn oil extraction yields during the 2013 period. Our production was higher during our quarter ended June 30, 2013 compared to the same period of 2012 due to operating the ethanol plant at a higher rate during the 2013 period. During our quarter ended June 30, 2013, approximately 79.0% of our total revenue was derived from ethanol sales, approximately 18.8% was from distillers grains sales and approximately 1.6% was from corn oil sales. During our quarter ended June 30, 2012, approximately 78.1% of our total revenue was derived from ethanol sales, approximately 20.5% was from distillers grains sales and approximately 0.9% was from corn oil sales.

Management attributes the increase in ethanol prices during our quarter ended June 30, 2013 compared to the same period of 2012 with higher commodity prices generally and an improved supply and demand balance in the ethanol market. The United States has experienced decreased ethanol imports during 2013 which management believes has positively impacted ethanol prices. These ethanol price increases have led to improved operating margins at our plant and in the ethanol industry generally. Management anticipates that we will continue to experience favorable operating margins provided we can continue to secure the corn we require at prices that allow us to operate profitably and ethanol prices remain at current levels. Despite earlier predictions, management does not anticipate ethanol imports will increase during our fourth quarter due to unfavorable conditions in the Brazilian ethanol market which has negatively impacted Brazil's ability to export ethanol to the United States. If we experience increased ethanol imports in the future, they may negatively impact ethanol prices which could decrease our profitability.

We experienced an increase in the price we received for our distillers grains during our quarter ended June 30, 2013 compared to the same period of 2012, primarily due to higher corn prices and decreased corn supplies. Since distillers grains are typically used as a feed substitute for corn and soybean meal, when corn prices increase and corn is more scarce it positively impacts distillers grains demand and prices. Further, we have seen distillers grains prices on a per ton basis getting closer to the price of corn on a per ton basis which management attributes to the tight corn supplies. Management anticipates that distillers grains prices will continue to track corn prices and due to the tight corn supplies that we will continue to see strong distillers grains demand. We sold more tons of distillers grains during our quarter ended June 30, 2013 compared to the same period of 2012 due to increased production at the ethanol plant. We have also increased our corn oil extraction which decreases the total tons of distillers grains we sell. However, management believes that the increased revenue we experience from the corn oil sales more than makes up for the lost volume of distillers grains that we have available to sell. Further, management does not believe that the removal of the corn oil has a significant negative impact on the value of our distillers grains on a per ton basis.

The total pounds of corn oil we sold was higher during our quarter ended June 30, 2013 compared to the same period of 2012. Management attributes this increase in corn oil sales with increased production at the ethanol plant and improved efficiency operating our corn oil extraction equipment. In addition to the increased volume of corn oil sold, we experienced an increase in the market price of corn oil during our quarter ended June 30, 2013 compared to the same period of 2012. Management attributes this increase in corn oil prices with higher demand for corn oil from the biodiesel industry.

Cost of Goods Sold

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 96.7% for the three months ended June 30, 2013 as compared to 110.6% for the same period in 2012. The decrease in our cost of goods sold as a percentage of revenue was due to general improvements in our operating margins during the 2013 period, including decreased denaturant, chemical and additive costs and increased prices for our products.

Corn Costs

Our cost of goods sold related to corn was higher for our quarter ended June 30, 2013 as compared to the same period in 2012 due to increased corn consumption related to our increased production. We experienced a slightly higher average price per bushel of corn during our quarter ended June 30, 2013 as compared to the same period in 2012 due to the higher market price of corn. Market corn prices have been higher in recent years due to lower corn carryover and production which has resulted in a supply of corn which is less than market demand. However, corn prices have recently decreased due to improved corn production prospects during the 2013 growing season. While these improved conditions have decreased the market price of corn, we continue to pay higher basis prices in order to purchase the corn we require due to the continued tight corn supply in our area. Although we believe there is corn available nationally from a supply and demand standpoint, there is uncertainty over the amount, quantity, and quality of local corn for the plant. Management anticipates that corn prices will remain volatile, especially if we experience unfavorable weather conditions prior to the fall harvest which could significantly increase our corn costs.

In the ordinary course of business, we enter into forward purchase contracts for our commodity purchases and sales. At June 30, 2013, we had forward corn purchase contracts for various delivery periods through December 2013 for a total commitment of approximately $10.8 million. Our outstanding corn commitments are projected to settle by December 2013.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were higher during the three month period ended June 30, 2013 compared to the same period of 2012, primarily due to increased coal prices. Our coal consumption was lower during the quarter ended June 30, 2013 as compared to the same period in 2012 due to implementation of our flue gas recirculation project.

General and Administrative Expenses

Our general and administrative expense as a percentage of revenues was 1.1% for the three months ended June 30, 2013 compared to 1.5% in the same period of 2012. General and administrative expenses include salaries and benefits of administrative employees, insurance, taxes, professional fees and other general administrative costs. Our actual general and administrative expenses were comparable during the quarter ended June 30, 2013 and the same period in 2012, however, our revenue was higher during the 2013 period which decreased the percentage. Management expects our actual operating expenses to remain relatively steady throughout the remainder of our 2013 fiscal year.

Other Income/Expense

The change in our other income/expense during the the quarter ended June 30, 2013 and the same period in 2012 was primarily related to having less other income during the 2013 period. We received lower grant income during the 2013 period which decreased our other income compared to the 2012 period.

Results of Operations for the Nine Months Ended June 30, 2013 and 2012

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2013 and 2012:

	Nine Months Ended June 30, 2013 (Unaudited)		Nine Months Ended June 30, 2012 (Unaudited)

Statement of Operations Data	Amount	%	Amount	%
Revenues	$123,442,717	100.00	$108,657,925	100.00
Cost of Goods Sold	118,888,135	96.31	111,670,224	102.77
Gross Profit (Loss)	4,554,582	3.69	(3,012,299)	(2.77)
General and Administrative Expenses	1,570,245	1.27	1,754,414	1.61
Operating Income (Loss)	2,984,337	2.42	(4,766,713)	(4.39)
Other Income (Expense)	(624,328)	(0.51)	1,187,846	1.09
Net Income (Loss)	$2,360,009	1.91	$(3,578,867)	(3.29)

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2013 and 2012:

	Nine Months ended June 30, 2013 (unaudited)	Nine Months ended June 30, 2012 (unaudited)
Production:
Ethanol sold (gallons)	40,259,067	39,967,736
Dried distillers grains sold (tons)	69,629	79,107
Modified distillers grains sold (tons)	74,634	66,269
Corn oil sold (pounds)	5,906,840	1,083,040
Revenues:
Ethanol average price per gallon (net of hedging)	$2.34	$2.16
Dried distillers grains average price per ton	250.38	193.19
Modified distillers grains average price per ton	123.43	97.60
Corn oil average price per pound	0.33	0.29
Primary Input:
Corn ground (bushels)	14,624,959	14,750,282
Costs of Primary Input:
Corn average price per bushel (net of hedging)	$6.78	$6.37
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.086	$0.089
Denaturant cost	0.051	0.054
Electricity cost	0.057	0.058
Direct labor cost	0.048	0.044

Revenue

We generated significantly more revenue during the nine month period ended June 30, 2013 compared to the same period of 2012, due primarily to higher prices for our products and increased production. During the nine month period ended June 30, 2013, ethanol sales comprised approximately 76.2% of our revenues, distillers grains sales comprised approximately 21.6% of our revenues and corn oil sales comprised approximately 1.6% of our revenues. For the nine month period ended June 30, 2012, ethanol sales comprised approximately 79.5% of our revenues and distillers grains sales comprised approximately 20.0% of our revenues and corn oil sales comprised approximately 0.3% of our revenues.

The average price we received for our ethanol during the nine month period ended June 30, 2013 was higher compared to the same period in 2012 due to higher commodity prices and lower ethanol imports. In addition, we produced more ethanol during the nine month period ended June 30, 2013 compared to the same period in 2012 due to operating the ethanol plant at a higher rate during the 2013 period to capitalize on the improved operating margins.

The price we received for our dried distillers grains increased by approximately 30% during the nine month period ended June 30, 2013 compared to the same period of 2012. Further, the price we received for our modified/wet distillers grains increased by approximately 26% during the nine month period ended June 30, 2013 compared to the same period of 2012. Management attributes the higher distillers grains prices to higher corn prices and lower corn supplies.

We produced significantly more corn oil during the nine month period ended June 30, 2013 compared to the same period of 2012 due to the fact that we were operating the corn oil recovery equipment during the entire nine months of 2013. Our corn oil recovery system was only operational for approximately three months of the 2012 period. Further, we improved the efficiency with which we operate the corn oil extraction equipment which has improved our corn oil yields. In addition to the increase in corn oil production, we experienced an increase in the average price we received for our corn oil during the nine month period ended June 30, 2013 compared to the same period in 2012. Management attributes this increase in corn oil prices with increased demand for corn oil from the biodiesel industry and increased commodity prices generally.

Cost of Good Sold

Our costs of goods sold as a percentage of revenues was approximately 96% for the nine month period ended June 30, 2013 compared to approximately 103% for the same period of 2012. Our total cost of goods sold was higher during the nine month period ended June 30, 2013 compared to the same period of 2012 primarily as a result of higher corn prices and consumption. However, our increased revenue decreased the percentage of our cost of goods sold compared to revenue during the 2013 period. We experienced more favorable operating margins during 2013 which have improved our profitability.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues was lower for the nine month period ended June 30, 2013 compared to the same period of 2012 due to having more revenue and lower expenses during the 2013 period. We have continued to work to reduce general and administrative costs where possible. These percentages were approximately 1.3% and approximately 1.6% for the nine months ended June 30, 2013 and 2012, respectively.

Other Income/Expense

We had less other income during the nine months ended June 30, 2013 compared to the same period of 2012 due to additional income we received during the 2012 period. We recognized approximately $1.7 million of income from an alternative fuel tax credit and a decrease in interest expense of approximately $665,000 due to the mediated settlement which was completed during the 2012 period.

Changes in Financial Condition for the Nine Months Ended June 30, 2013

Current Assets. Our accounts receivable was higher at June 30, 2013 compared to September 30, 2012 due to higher ethanol and distillers grains prices which increases the total amount we are owed by our product marketers. The value of our inventory was higher at June 30, 2013 compared to September 30, 2012 due to higher corn prices along with having more bushels of corn on hand which impacts the value of our raw materials inventory.

Property, Plant and Equipment. The gross value of our property, plant and equipment was comparable at June 30, 2013 and September 30, 2012. However, the net value of our property, plant and equipment was lower at June 30, 2013 due to depreciation.

Other Assets. Our other assets were higher at June 30, 2013 compared to September 30, 2012 primarily due to an increase in our patronage equity in our electricity provider which is a cooperative.

Current Liabilities. Our disbursements in excess of bank balances was significantly higher at June 30, 2013 compared to September 30, 2012 due to increased cash that we have been using to operate our business. Checks that we have outstanding in excess of our bank balances are paid from our revolving line of credit if we do not have sufficient cash in our operating accounts. We had slightly higher accounts payable at June 30, 2013 compared to September 30, 2012 due to higher corn prices. We had a loss on firm purchase commitments at June 30, 2013 due to an impairment charge we recorded related to our future purchase commitments of corn inventory.

Long-term Liabilities. Our long-term liabilities were lower at June 30, 2013 compared to September 30, 2012, due to scheduled quarterly loan payments we made during our 2013 fiscal year.

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

The following table shows cash flows for the nine months ended June 30, 2013 and 2012:

	2013 (unaudited)	2012 (unaudited)
Net cash provided by operating activities	$3,116,019	$4,564,972
Net cash used in investing activities	(444,985)	(2,953,975)
Net cash used in financing activities	(2,671,034)	(6,283,194)
Net decrease in cash	$—	$(4,672,197)
Cash and cash equivalents, end of period	$1,000	$800

Cash Flow from Operations

Our operations provided less cash during our first nine months of 2013 compared to the same period of 2012. While we had positive net income during the 2013 period, increases in our accounts receivable and inventory used a significant amount of cash. As the price of corn, ethanol and distillers grains have increased, it has increased the amount of cash that is tied to our accounts receivable and inventory. During the first nine months of 2012, decreases in our accounts receivable, other receivables, inventory and increases in accrued expenses positively impacted our cash flow from operations.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the nine month period ended June 30, 2013 compared to the same period in 2012. During the 2013 period, we primarily used cash for repair and replacement capital improvements. During the 2012 period, we were completing the installation of the corn oil extraction equipment which resulted in higher capital expenditures.

Cash Flow from Financing Activities

We used less cash for financing activities during the nine month period ended June 30, 2013 compared to the same period in 2012, primarily due to debt repayments we made during the 2012 period related to our mediated settlement. Increases in our disbursements in excess of bank balances during the 2013 period reduced our borrowing on our short-term line of credit. We used a significant amount of cash during the nine month period ended June 30, 2013 for repayments on our short-term loans and we had no comparable payments during the 2012 period.

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

Capital Expenditures

The Company had approximately $176,000 in construction in progress as of June 30, 2013 related to costs associated with a project to replace our scrubber during our annual maintenance shutdown. During the three months ended June 30, 2013, the Company placed in service approximately $381,000 in capital projects with the majority of these costs related to repairs made to two centrifuges and the railroad track.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of June 30, 2013. This revolving line-of-credit matures on April 15, 2014. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.70% as of June 30, 2013.

Long-Term Debt Sources

As of June 30, 2013, our long-term debt consisted of a term loan and a long-term revolving line-of-credit. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	June 30, 2013 (Unaudited)	September 30, 2012	June 30, 2013(Unaudited)	September 30, 2012	Quarterly Principal Payment Amounts	Notes
Term Note	$17.5	$19.0	3.78%	3.93%	$500,000	1, 2
Long-Term Revolving Note	0.56	4.75	3.78%	3.93%	$125,000	1, 2, 3

Notes
1 - Maturity date of April 2017.
2 - Variable interest rate at 3.5% over the three-month LIBOR, reset quarterly.
3 - Quarterly payments are equal to required quarterly reductions in total available/principal payments of $125,000.

Restrictive Covenants

We are subject to a number of covenants and restrictions in connection with our credit facilities, including:

•	Providing FNBO with current and accurate financial statements;

•	Maintaining certain financial ratios including minimum working capital and fixed charge coverage ratio;

•	Maintaining adequate insurance;

•	Making, or allowing to be made, any significant change in our business or tax structure;

•	Limiting our ability to make distributions to members; and

•	Maintaining a threshold of capital expenditures.

As of June 30, 2013, we were in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2013, but as of June 30, 2013 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2013.

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

As of June 30, 2013 we had approximately 1.6 million bushels of corn under fixed price contracts.  Some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $357,000 was recorded.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of June 30, 2013, would cause an adverse change to our income in the amount of approximately $180,000 for a 12 month period.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2013 and September 30, 2012, (ii) Statements of Operations for the three and nine months ended June 30, 2013 and 2012, (iii) Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 12, 2013	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2013	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)