Form 10-Q
period 2013-12-31
RED TRAIL ENERGY, LLC
filed 2014-02-12
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2013

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

As of February 12, 2014, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2013	September 30, 2013
	(Unaudited)
Current Assets
Cash and equivalents	$1,411,686	$1,000
Restricted cash	743,166	153,210
Accounts receivable, primarily related party	3,196,076	4,048,686
Other receivables	256,259	42,472
Inventory	14,068,097	12,189,693
Prepaid expenses	244,389	76,428
Total current assets	19,919,673	16,511,489

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	5,498,862	5,492,612
Plant and equipment	77,739,675	77,660,841
Construction in progress	108,210	25,885
	88,310,547	88,143,138
Less accumulated depreciation	36,982,783	35,949,952
Net property, plant and equipment	51,327,764	52,193,186

Other Assets
Debt issuance costs, net of amortization	59,525	64,046
Investment in RPMG	605,000	605,000
Patronage equity	2,413,140	2,325,640
Deposits	41,500	41,500
Total other assets	3,119,165	3,036,186

Total Assets	$74,366,602	$71,740,861

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2013	September 30, 2013
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$—	$3,126,883
Accounts payable	4,273,259	3,577,647
Accrued expenses	5,853,761	1,052,314
Commodities derivative instruments, at fair value	565,320	48,638
Accrued loss on firm purchase commitments (see note 7)	90,000	203,000
Current maturities of long-term debt	2,449,637	2,949,977
Total current liabilities	13,231,977	10,958,459

Long-Term Liabilities
Notes payable	14,120,784	17,836,281
Contracts payable	275,000	275,000
Total long-term liabilities	14,395,784	18,111,281

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	46,738,841	42,671,121

Total Liabilities and Members’ Equity	$74,366,602	$71,740,861

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$33,785,964	$42,258,878

Cost of Goods Sold
Cost of goods sold	29,163,305	40,826,626
Lower of cost or market inventory adjustment	—	249,000
Loss on firm purchase commitments	—	636,000
Total Cost of Goods Sold	29,163,305	41,711,626

Gross Profit	4,622,659	547,252

General and Administrative Expenses	471,087	526,247

Operating Income	4,151,572	21,005

Other Income (Expense)
Interest income	8,003	9,262
Other income	76,736	37,415
Interest expense	(168,591)	(238,991)
Total other income (expense), net	(83,852)	(192,314)

Net Income (Loss)	$4,067,720	$(171,309)

Weighted Average Units Outstanding
Basic	40,148,160	40,163,160

Diluted	40,148,160	40,168,160

Net Income Per Unit
Basic	$0.10	$—

Diluted	$0.10	$—

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income (loss)	$4,067,720	$(171,309)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,037,352	1,007,987
Change in fair value of derivative instruments	516,683	234,760
Lower of cost or market inventory adjustment	—	249,000
Gain on disposal of fixed assets	—	(20,796)
Loss on firm purchase commitments	—	636,000
Noncash patronage equity	(87,500)	(87,500)
Change in operating assets and liabilities:
Restricted cash	(589,956)	(295,372)
Accounts receivable	852,610	(425,016)
Other receivables	(213,787)	(15,891)
Inventory	(1,878,404)	(6,316,267)
Prepaid expenses	(167,961)	(133,083)
Accounts payable	695,612	1,675,474
Accrued expenses	4,801,446	2,831,914
Accrued purchase commitment losses	(113,000)	—
Net cash provided by (used in) operating activities	8,920,815	(830,099)

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	160,250
Capital expenditures	(167,409)	(54,485)
Net cash (used in) provided by investing activities	(167,409)	105,765

Cash Flows from Financing Activities
Disbursements in excess of bank balances	(3,126,883)	582,443
Loan fees	—	(9,925)
Net payments on short-term borrowings	(3,708,000)	826,000
Debt repayments	(507,837)	(674,184)
Net cash (used in) provided by financing activities	(7,342,720)	724,334

Net Increase in Cash and Equivalents	1,410,686	—
Cash and Equivalents - Beginning of Period	1,000	1,000
Cash and Equivalents - End of Period	$1,411,686	$1,000

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	$179,743	$240,940

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2013

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2013, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2014.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2013

As of:	December 31, 2013 (unaudited)				September 30, 2013
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—		$—	80	400,000	bushels	$(48,638)
Corn options	—	—		$—	—	—	—	$—
Ethanol futures	50	2,100,000	gal	$(565,320)	—	—	—	$—
Total fair value				$(565,320)				$(48,638)
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2013 and September 30, 2013:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2013 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$565,320
Total derivatives not designated as hedging instruments for accounting purposes	$—	$565,320

Balance Sheet - as of September 30, 2013	Asset	Liability
Commodity derivative instruments, at fair value	$—	$48,638
Total derivatives not designated as hedging instruments for accounting purposes	$—	$48,638

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended December 31, 2013 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2012 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$749,375	$302,528
Ethanol derivative instruments	Revenue	(565,320)	—
Soybean oil derivative instruments	Revenue	—	3,084
Total		$184,055	$305,612

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of December 31, 2013 and September 30, 2013 were as follows:

As of	December 31, 2013 (unaudited)	September 30, 2013
Raw materials, including corn, chemicals and supplies	$9,474,763	$7,510,059
Work in process	785,233	1,056,340
Finished goods, including ethanol and distillers grains	2,112,711	1,951,155
Spare parts	1,695,390	1,672,139
Total inventory	$14,068,097	$12,189,693

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2013

Lower of cost or market adjustments for the three months ended December 31, 2013 and 2012 were as follows:

	For the three months ended December 31, 2013 (unaudited)	For the three months ended December 31, 2012 (unaudited)
Loss on firm purchase commitments	$—	$636,000
Loss on lower of cost or market adjustment for inventory on hand	—	249,000
Total loss on lower of cost or market adjustments	$—	$885,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2013, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was close to approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $0 and $636,000 for the three months ended December 31, 2013 and 2012, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $0 and $249,000 for the three months ended December 31, 2013 and 2012, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

4. BANK FINANCING

As of	December 31, 2013 (unaudited)	September 30, 2013
Long-term notes payable under loan agreement to bank	$16,500,000	$20,708,000
Capital lease obligations (Note 6)	70,421	78,258
Total Long-Term Debt	16,570,421	20,786,258
Less amounts due within one year	2,449,637	2,949,977
Total Long-Term Debt Less Amounts Due Within One Year	$14,120,784	$17,836,281

The Company's notes payable consist of a term loan and a long-term revolver (LTR). As of December 31, 2013, the variable interest rate on both the term loan and the LTR was 3.74% . Both of these loans mature on April 16, 2017.

The Company also has a $10,000,000 operating line-of-credit that matures on April 15, 2014. At December 31, 2013, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.68% for amounts drawn on the operating line of credit.

Scheduled debt maturities for the twelve months ending December 31	Totals

2014	$2,449,637
2015	2,041,784
2016	2,000,000
2017	10,079,000
Thereafter	—
Total	$16,570,421

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2013

As of December 31, 2013, the Company was in compliance with all of its debt covenants.

Interest Expense	For the three months ended December 31, 2013 (unaudited)	For the three months ended December 31, 2012 (unaudited)
Interest expense on long-term debt	$168,591	$238,991
Total interest expense	$168,591	$238,991

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2013 (unaudited)	Fair Value as of December 31, 2013 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$565,320	$565,320	$565,320	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2013	Fair Value as of September 30, 2013	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$48,638	$48,638	$48,638	$—	$—
Total	$48,638	$48,638	$48,638	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at December 31, 2013 and September 30, 2013 approximated the carrying value of approximately $16.6 million and $20.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of December 31, 2013. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $129,000 and $138,000 for the three months ended December 31, 2013 and 2012, respectively. Equipment under capital leases consists of office equipment and plant equipment.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2013

Equipment under capital leases is as follows at:

As of	December 31, 2013 (unaudited)	September 30, 2013
Equipment	$564,377	$564,377
Less accumulated amortization	(59,303)	(49,894)
Net equipment under capital lease	$505,074	$514,483

At December 31, 2013, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending December 31:

	Operating Leases	Capital Leases
2014	$471,049	$28,637
2015	328,560	41,784
2016	218,015	—
2017	208,920	—
2018	109,810	—
Thereafter	109,200	—
Total minimum lease commitments	$1,445,554	70,421
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$70,421

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2013, the Company had various fixed price contracts for the purchase of approximately 2.9 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $12.6 million related to the 2.9 million bushels under contract. The Company also has a contract with Modern Grain Inc. in Hebron to purchase 1 million bushels of corn. The purchase price for these bushels will be set at the time of purchase at the July index price less basis. The deadline for pricing these 1 million bushels is June 20, 2014. No purchase date has been set at this time.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2013

	December 31, 2013 (unaudited)	September 30, 2013
Balance Sheet
Accounts receivable	$3,196,076	$3,562,404
Accounts payable and disbursements in excess of bank balances	1,464,130	872,827

	For the three months ended December 31, 2013 (unaudited)	For the three months ended December 31, 2012 (unaudited)
Statement of Operations
Revenues	$33,053,641	$33,531,926
Realized gain on corn hedge	827,500	—
Cost of goods sold	562,849	747,603
General and administrative	15,181	34,687
Inventory Purchases	$2,623,661	$6,432,118

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. If the EPA reduces the ethanol use requirement of the RFS, it may have a significant negative impact on the Company's financial performance.

The Company anticipates that the results of operations during the remainder of fiscal 2014 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and drought conditions currently being experienced by much of the United States.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2013, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Reduction in ethanol demand due to a decrease or elimination of the ethanol use requirement in the Federal Renewable Fuels Standard;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

Overview

Red Trail Energy, LLC, a North Dakota limited liability company (the "Company," "Red Trail," or "we," "our," or "us"), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota. Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil primarily in the continental United States.  Corn is our largest cost component and our profitability is highly dependent on the spread between the price of corn and the price of ethanol.

Results of Operations for the Three Months Ended December 31, 2013 and 2012

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31, 2013 (Unaudited)		Three Months Ended December 31, 2012 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$33,785,964	100.00	$42,258,878	100.00
Cost of Goods Sold	29,163,305	86.32	41,711,626	98.71
Gross Profit	4,622,659	13.68	547,252	1.29
General and Administrative Expenses	471,087	1.39	526,247	1.25
Operating Income	4,151,572	12.29	21,005	0.05
Other Expense	(83,852)	(0.25)	(192,314)	(0.46)
Net Income (Loss)	$4,067,720	12.04	$(171,309)	(0.41)

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2013 and 2012.

	Three Months ended December 31, 2013 (unaudited)	Three Months ended December 31, 2012 (unaudited)
Production:
Ethanol sold (gallons)	12,359,493	13,925,421
Dried distillers grains sold (tons)	28,674	28,068
Modified distillers grains sold (tons)	18,410	24,496
Corn oil sold (pounds)	2,646,860	2,205,800
Revenues:
Ethanol average price per gallon (net of hedging)	$2.10	$2.21
Dried distillers grains average price per ton	189.15	262.18
Modified distillers grains average price per ton	80.43	124.35
Corn oil average price per pound	0.27	0.33
Primary Inputs:
Corn ground (bushels)	4,876,288	5,216,972
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.63	$6.69
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.113	$0.086
Denaturant cost	0.052	0.052
Electricity cost	0.055	0.049
Direct labor cost	0.046	0.044

Revenue

Our revenue was significantly lower for our quarter ended December 31, 2013 compared to the same period of 2012 due to a combination of lower prices for our products and decreased production. Our production was lower during our quarter ended December 31, 2013 compared to the same period of 2012 due to more plant downtime during the 2013 period. During our quarter ended December 31, 2013, approximately 76.8% of our total revenue was derived from ethanol sales, approximately 20.4% was from distillers grains sales and approximately 2.1% was from corn oil sales. During our quarter ended December 31, 2012, approximately 72.9% of our total revenue was derived from ethanol sales, approximately 24.6% was from distillers grains sales and approximately 1.7% was from corn oil sales.

Management attributes the decrease in ethanol prices during our quarter ended December 31, 2013 compared to the same period of 2012 with lower commodity prices generally, including lower corn prices. In recent years, as corn prices decrease, it has resulted in lower ethanol prices. Further, due to uncertainty regarding future ethanol demand which may result if the ethanol use requirement in the Federal Renewable Fuels Standard (RFS) is reduced or eliminated, ethanol prices have been trending lower. Ethanol prices have been supported by recent increases in ethanol exports which may have resulted from the lower market ethanol prices. Despite the decrease in ethanol prices, we have experienced favorable operating margins as the decrease in our revenues has been less than the decrease in our cost of goods sold. Management expects further volatility in ethanol prices as the market seeks to use only so much ethanol as is necessary until the uncertainty regarding the RFS is resolved. Management anticipates that ethanol exports will continue to play a pivotal role in ethanol prices during our 2014 fiscal year. If ethanol exports fall off, especially at a time when domestic ethanol demand is lower, it may result in lower ethanol prices and unfavorable operating conditions in the ethanol industry.

We experienced a decrease in the price we received for our distillers grains during our quarter ended December 31, 2013 compared to the same period of 2012, primarily due to significantly lower corn prices which resulted from the record corn crop which was harvested in the fall of 2013. Since distillers grains are typically used as a feed substitute for corn and soybean meal, when corn prices decrease it typically results in lower distillers grains demand and prices. Management anticipates that distillers grains prices will continue to track corn prices. We sold less tons of distillers grains during our quarter ended December 31, 2013 compared to the same period of 2012, due to a combination of decreased total production at the ethanol plant along with increased corn oil production. When we extract more corn oil from our distillers grains, it results in less tons of distillers grains we have to sell. Management believes that the increased revenue we experience from corn oil sales more than makes up for the lost volume of distillers grains that we have available to sell. Further, management does not believe that the removal of the corn oil has a significant negative impact on the value of our distillers grains on a per ton basis.

The total pounds of corn oil we sold was higher during our quarter ended December 31, 2013 compared to the same period of 2012, despite the decrease in total production we experienced during the 2013 period. Management attributes this increase in corn oil sales with improved efficiency operating our corn oil extraction equipment. Corn oil prices were lower during our quarter ended December 31, 2013 compared to the same period of 2012 due to less corn oil demand from the biodiesel industry and lower corn prices. Management anticipates continued lower corn oil prices as the supply of corn oil continues to increase with relatively stable corn oil demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 86.3% for the three months ended December 31, 2013 as compared to 98.7% for the same period in 2012. The decrease in our cost of goods sold as a percentage of revenue was due to general improvements in our operating margins during the 2013 period, primarily due to a significant decrease in our corn costs.

Corn Costs

Our cost of goods sold related to corn was significantly lower for our quarter ended December 31, 2013 as compared to the same period in 2012 due to decreased corn consumption from our decreased production along with lower corn prices. Market corn prices have been lower recently due to the record corn crop which was harvested in the fall of 2013. Management anticipates that corn prices will remain lower during our 2014 fiscal year due to increased corn supplies and uncertainty regarding corn demand, especially due to recent efforts to reduce the ethanol use requirement in the RFS which may reduce corn demand and prices further.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At December 31, 2013, we have forward corn purchase contracts for various delivery periods through July 2014 for a total commitment of approximately $12.6 million, and we had approximately 2.1 million gallons of ethanol futures. We also had a commitment to purchase 1 million bushels of corn at December 31, 2013 which had not yet been priced. The price for these bushels of corn will be set when they are purchased at the July 2014 index price less basis.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were higher during the three month period ended December 31, 2013 compared to the same period of 2012, primarily due to an increase in the unit cost of coal along with increased transportation costs. Our coal consumption was lower during the quarter ended December 31, 2013 as compared to the same period in 2012 due to implementation of our flue gas recirculation project and decreased production.

General and Administrative Expenses

Our general and administrative expense was lower for the three months ended December 31, 2013 compared to the same period of 2012 due to timing issues related to when we paid certain expenses as well as the fact that we had less outside consulting services during the 2013 period.

Other Income/Expense

The change in our other income/expense during the quarter ended December 31, 2013 and the same period in 2012 was primarily related to having more other income and less interest expense during the 2013 period compared to the 2012 period.

Changes in Financial Condition for the Three Months Ended December 31, 2013

Current Assets. We had more cash on our balance sheet at December 31, 2013 compared to September 30, 2013 due to our improved profitability during our first quarter of 2014. Our commodities broker was holding more cash in our margin account at December 31, 2013 compared to September 30, 2013 due to risk management positions we had in place at December 31, 2013.

We had less accounts receivable at December 31, 2013 compared to September 30, 2013 due primarily to lower prices for our products. We had more inventory on hand at December 31, 2013 compared to September 30, 2013 due to a combination of increased gallons of ethanol inventory and more bushels of corn inventory, partially offset by lower ethanol and corn prices. We experienced some difficulty securing railcars during December 2013 which resulted in higher than normal ethanol inventory at December 31, 2013.

Property, Plant and Equipment. The gross value of our property, plant and equipment was comparable at December 31, 2013 and September 30, 2013. However, the net value of our property, plant and equipment was lower at December 31, 2013 due to depreciation.

Other Assets. Our other assets were higher at December 31, 2013 compared to September 30, 2013 due to an increase in our patronage equity in our electricity provider which is a cooperative.

Current Liabilities. Due to our improved profitability, we had no disbursements in excess of our bank balances as of December 31, 2013 compared to approximately $3.1 million in disbursements in excess of bank balances at September 30, 2013. Our accounts payable was higher at December 31, 2013 compared to September 30, 2013 due to our increased corn inventory purchases. We had significantly more in accrued expenses at December 31, 2013 compared to September 30, 2013 due to deferred corn payments. Many of our corn suppliers defer corn payments for tax purposes until after December 31st each year. We made these deferred corn payments early in January 2014. We had less current maturities of long-term debt at December 31, 2013 compared to September 30, 2013 due to amounts we paid on our long-term revolving loan during our first fiscal quarter of 2014.

Long-term Liabilities. Our long-term liabilities were lower at December 31, 2013 compared to September 30, 2013, due to scheduled quarterly loan payments we made during our first fiscal quarter of 2014 along with payments we made on our long-term revolving loan.

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

The following table shows cash flows for the three months ended December 31, 2013 and 2012:

	2013 (unaudited)	2012 (unaudited)
Net cash provided by (used in) operating activities	$8,920,815	$(830,099)
Net cash (used in) provided by investing activities	(167,409)	105,765
Net cash (used in) provided by financing activities	(7,342,720)	724,334
Net increase in cash	$1,410,686	$—
Cash and cash equivalents, end of period	$1,411,686	$1,000

Cash Flow from Operations

Our operations provided more cash during the three month period ended December 31, 2013 compared to the same period in 2012 due to improved operating margins. We also used less cash for inventory during the three month period ended December 31, 2013 compared to the same period in 2012 due to a combination of reduced corn and ethanol prices. We had more deferred corn payments during the 2013 period which benefited our cash position during the 2013 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the three month period ended December 31, 2013 compared to the same period in 2012 related to ordinary repair and replacement at the ethanol plant. We also sold a residence adjacent to the ethanol plant during the 2012 period which provided cash from investing activities.

Cash Flow from Financing Activities

We used significantly more cash for financing activities during the three month period ended December 31, 2013 compared to the same period in 2012, primarily due to increased debt repayments we made and the reduction in the disbursements we had outstanding in excess of our cash balances during the 2013 period.

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

Capital Expenditures

The Company had approximately $108,000 in construction in progress as of December 31, 2013 related to costs associated with a project to research converting the plant to use natural gas. During the three months ended December 31, 2013, the Company placed in service approximately $85,000 in capital projects with the majority of these costs related to additional costs for the scrubber and slurry pump projects.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of December 31, 2013. This revolving line-of-credit matures on April 15, 2014. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.68% as of December 31, 2013.

Long-Term Debt Sources

As of December 31, 2013, our long-term debt consisted of a term loan and a long-term revolving line-of-credit. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	December 31, 2013 (Unaudited)	September 30, 2013	December 31, 2013 (Unaudited)	September 30, 2013	Quarterly Principal Payment Amounts	Notes
Term Note	$16.5	$17.0	3.74%	3.77%	$500,000	1, 2
Long-Term Revolving Note	—	3.71	3.74%	3.77%	$125,000	1, 2, 3

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

As of December 31, 2013, we were in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2014, but as of December 31, 2013 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended December 31, 2013.

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

As of December 31, 2013, we had approximately 2.9 million bushels of corn under fixed price contracts.  As of December 31, 2013 we did not have an accrual for a loss on firm purchase commitments related to these corn contracts.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of December 31, 2013, would cause an adverse change to our income in the amount of approximately $165,000 for a 12 month period.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have not been any material changes to the risk factors that were previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2013.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2013 and September 30, 2013, (ii) Statements of Operations for the three months ended December 31, 2013 and 2012, (iii) Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 12, 2014	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2014	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)