Form 10-Q
period 2014-03-31
RED TRAIL ENERGY, LLC
filed 2014-05-13
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2014	September 30, 2013
	(Unaudited)
Current Assets
Cash and equivalents	$1,000	$1,000
Restricted cash	12,868,060	153,210
Accounts receivable, primarily related party	7,718,331	4,048,686
Other receivables	1,241,620	42,472
Inventory	15,256,309	12,189,693
Prepaid expenses	238,467	76,428
Total current assets	37,323,787	16,511,489

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	5,498,862	5,492,612
Plant and equipment	77,739,675	77,660,841
Construction in progress	469,502	25,885
	88,671,839	88,143,138
Less accumulated depreciation	38,009,768	35,949,952
Net property, plant and equipment	50,662,071	52,193,186

Other Assets
Debt issuance costs, net of amortization	55,004	64,046
Investment in RPMG	605,000	605,000
Patronage equity	2,563,729	2,325,640
Deposits	41,500	41,500
Total other assets	3,265,233	3,036,186

Total Assets	$91,251,091	$71,740,861

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2014	September 30, 2013
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$2,902,813	$3,126,883
Accounts payable	3,328,690	3,577,647
Accrued expenses	3,313,805	1,052,314
Commodities derivative instruments, at fair value	11,514,722	48,638
Accrued loss on firm purchase commitments (see note 7)	—	203,000
Distribution Payable	2,007,452	—
Current maturities of long-term debt	2,525,303	2,949,977
Total current liabilities	25,592,785	10,958,459

Long-Term Liabilities
Notes payable	17,113,361	17,836,281
Contracts payable	275,000	275,000
Total long-term liabilities	17,388,361	18,111,281

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	48,269,945	42,671,121

Total Liabilities and Members’ Equity	$91,251,091	$71,740,861

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$41,922,206	$37,514,330	$75,708,170	$79,773,208

Cost of Goods Sold
Cost of goods sold	37,707,453	34,421,127	66,870,757	75,247,752
Lower of cost or market inventory adjustment	—	92,500	—	341,500
Loss on firm purchase commitments	—	455,000	—	1,091,000
Total Cost of Goods Sold	37,707,453	34,968,627	66,870,757	76,680,252

Gross Profit	4,214,753	2,545,703	8,837,413	3,092,956

General and Administrative Expenses	566,584	538,568	1,037,672	1,064,815

Operating Income	3,648,169	2,007,135	7,799,741	2,028,141

Other Income (Expense)
Interest income	31,821	20,795	39,824	30,057
Other income	14,994	13,390	91,729	50,805
Interest expense	(156,429)	(250,352)	(325,019)	(489,343)
Total other income (expense), net	(109,614)	(216,167)	(193,466)	(408,481)

Net Income	$3,538,555	$1,790,968	$7,606,275	$1,619,660

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,155,742

Diluted	40,148,160	40,168,160	40,148,160	40,158,270

Net Income Per Unit
Basic	$0.09	$0.04	$0.19	$0.04

Diluted	$0.09	$0.04	$0.19	$0.04

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$7,606,275	$1,619,660
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,068,856	2,017,509
Change in fair value of derivative instruments	11,466,085	368,235
Lower of cost or market inventory adjustment	—	341,500
Gain on disposal of fixed assets	—	(18,788)
Loss on firm purchase commitments	—	1,091,000
Noncash patronage equity	(238,088)	(87,500)
Change in operating assets and liabilities:
Restricted cash	(12,714,850)	(1,492,350)
Accounts receivable	(3,669,645)	(1,345,212)
Other receivables	(1,199,148)	(69,910)
Inventory	(3,066,617)	(9,417,992)
Prepaid expenses	(162,039)	(74,776)
Other assets	—	150
Accounts payable	(248,957)	589,345
Accrued expenses	4,268,944	(1,356,574)
Distribution payable	(2,007,452)	—
Accrued purchase commitment losses	(203,000)	—
Net cash provided by (used in) operating activities	1,900,364	(7,835,703)

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	160,950
Capital expenditures	(528,701)	(145,533)
Net cash (used in) provided by investing activities	(528,701)	15,417

Cash Flows from Financing Activities
Disbursements in excess of bank balances	(224,070)	3,324,243
Loan fees	—	(11,321)
Net advances on short-term borrowings	637,000	5,840,000
Debt repayments	(1,784,593)	(1,332,636)
Net cash (used in) provided by financing activities	(1,371,663)	7,820,286

Net Increase in Cash and Equivalents	—	—
Cash and Equivalents - Beginning of Period	1,000	1,000
Cash and Equivalents - End of Period	$1,000	$1,000

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	$345,461	$240,940
Distribution declared but not paid	$2,007,452	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014

As of:	March 31, 2014 (unaudited)				September 30, 2013
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	902	4,510,000	bushels	$(1,413,713)	80	400,000	bushels	$(48,638)
Corn options	100	500,000	bushels	$(150,000)	—	—	—	$—
Ethanol futures	278	11,676,000	gal	$(9,951,009)	—	—	—	$—
Total fair value				$(11,514,722)				$(48,638)
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2014 and September 30, 2013:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2014 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$(11,514,722)
Total derivatives not designated as hedging instruments for accounting purposes	$—	$(11,514,722)

Balance Sheet - as of September 30, 2013	Asset	Liability
Commodity derivative instruments, at fair value	$—	$48,638
Total derivatives not designated as hedging instruments for accounting purposes	$—	$48,638

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended March 31, 2014 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2013 (unaudited)	Amount of gain(loss) recognized in income during the six months ended March 31, 2014 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2013 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(2,546,783)	$329,503	$(1,798,878)	$632,031
Ethanol derivative instruments	Revenue	(9,786,664)	—	(10,351,984)	—
Soybean oil derivative instruments	Revenue	—	—	—	3,084
Total		$(12,333,447)	$329,503	$(12,150,862)	$635,115

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of March 31, 2014 and September 30, 2013 were as follows:

As of	March 31, 2014 (unaudited)	September 30, 2013
Raw materials, including corn, chemicals and supplies	$10,180,365	$7,510,059
Work in process	1,150,312	1,056,340
Finished goods, including ethanol and distillers grains	2,188,303	1,951,155
Spare parts	1,737,329	1,672,139
Total inventory	$15,256,309	$12,189,693
Lower of cost or market adjustments for the three and six months ended March 31, 2014 and 2013 were as follows:

	For the three months ended March 31, 2014 (unaudited)	For the three months ended March 31, 2013 (unaudited)	For the six months ended March 31, 2014 (unaudited)	For the six months ended March 31, 2013 (unaudited)
Loss on firm purchase commitments	$—	$455,000	—	1,091,000
Loss on lower of cost or market adjustment for inventory on hand	—	92,500	—	341,500
Total loss on lower of cost or market adjustments	$—	$547,500	$—	$1,432,500

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2014, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was close to approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $0 and $1,091,000 for the six months ended March 31, 2014 and 2013, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $0 and $341,500 for the six months ended March 31, 2014 and 2013, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

4. BANK FINANCING

As of	March 31, 2014 (unaudited)	September 30, 2013
Long-term notes payable under loan agreement to bank	$19,579,000	$20,708,000
Capital lease obligations (Note 6)	59,664	78,258
Total Long-Term Debt	19,638,664	20,786,258
Less amounts due within one year	2,525,303	2,949,977
Total Long-Term Debt Less Amounts Due Within One Year	$17,113,361	$17,836,281

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014

The Company's notes payable consist of a term loan and a long-term revolver (LTR). As of March 31, 2014, the variable interest rate on both the term loan and the LTR was 3.74% . Both of these loans mature on April 16, 2017.

The Company also has a $10,000,000 operating line-of-credit that matures on February 28, 2015. At March 31, 2014, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.66% for amounts drawn on the operating line of credit.

Scheduled debt maturities for the twelve months ending March 31	Totals

2014	$2,525,303
2015	2,534,361
2016	2,500,000
2017	12,079,000
Thereafter	—
Total	$19,638,664

As of March 31, 2014, the Company was in compliance with all of its debt covenants.

Interest Expense	For the three months ended March 31, 2014(unaudited)	For the three months ended March 31, 2013 (unaudited)	For the six months ended March 31, 2014(unaudited)	For the six months ended March 31, 2013 (unaudited)
Interest expense on long-term debt	$156,429	$250,352	$325,019	$489,343
Total interest expense	$156,429	$250,352	$325,019	$489,343

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013, respectively.

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2014 (unaudited)	Fair Value as of March 31, 2014 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$11,514,722	$11,514,722	$11,514,722	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2013	Fair Value as of September 30, 2013	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$48,638	$48,638	$48,638	$—	$—
Total	$48,638	$48,638	$48,638	$—	$—

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at March 31, 2014 and September 30, 2013 approximated the carrying value of approximately $19.6 million and $20.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of March 31, 2014. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $142,000 and $271,000 for the three and six months ended March 31, 2014, respectively and $127,000 and $263,000 for the three and six months ended Mach 31, 2013, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	March 31, 2014 (unaudited)	September 30, 2013
Equipment	$564,377	$564,377
Less accumulated amortization	(68,713)	(49,894)
Net equipment under capital lease	$495,664	$514,483

At March 31, 2014, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

	Operating Leases	Capital Leases
2014	$443,481	$25,303
2015	299,870	34,361
2016	208,920	—
2017	190,900	—
2018	100,800	—
Thereafter	84,000	—
Total minimum lease commitments	$1,327,971	59,664
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$59,664

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2014, the Company had various fixed price contracts for the purchase of approximately 6.3 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $26.8 million related to the 6.3 million bushels under contract. The Company also has a contract with Modern Grain Inc. in Hebron to purchase 1 million bushels of corn. The purchase price for these bushels will be set at the time of purchase at the July index price less basis. The deadline for pricing these 1 million bushels is June 20, 2014. No purchase date has been set at this time.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014

Natural Gas Conversion

The Company has signed purchase orders to convert the energy source for the Plant from coal to natural gas. The total anticipated cost of this project is approximately $4,024,000. The Company has incurred approximately $1,271,000 in costs to date related to this project leaving approximately $2,753,000 in remaining costs. The project is expected to be completed by the end of our first quarter of our 2015 fiscal year. In conjunction with the natural gas conversion project, the Company entered into a seven year agreement for natural gas transmission which includes minimum required transmission and consumption volumes.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	March 31, 2014 (unaudited)	September 30, 2013
Balance Sheet
Accounts receivable	$8,719,646	$3,562,404
Accounts payable and disbursements in excess of bank balances	960,359	872,827

	For the three months ended March 31, 2014 (unaudited)	For the three months ended March 31, 2013 (unaudited)	For the six months ended March 31, 2014 (unaudited)	For the six months ended March 31, 2013 (unaudited)
Statement of Operations
Revenues	$40,806,314	$31,569,847	$73,859,955	$65,101,773
Realized gain on corn hedge	—	—	827,500	—
Cost of goods sold	819,589	762,765	1,382,438	1,510,368
General and administrative	8,327	21,017	23,508	55,704
Inventory Purchases	$3,966,412	$7,598,482	$6,590,073	$14,030,600

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2014

subject to a comment period which expired in January 2014. The EPA has not yet finalized the proposed rule. If the EPA reduces the ethanol use requirement of the RFS, it may have a significant negative impact on the Company's financial performance.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2014, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Reduction in ethanol demand due to a decrease or elimination of the ethanol use requirement in the Federal Renewable Fuels Standard;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

During our second quarter of 2014, we commenced a project to convert our ethanol plant from a coal fired plant to a natural gas based ethanol plant. We anticipate that this project will be completed by the end of our first quarter of our 2015 fiscal year. We plan to finance the natural gas conversion project from cash we have on hand as well as funds we have available to borrow on our line of credit.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014 (Unaudited)		Three Months Ended March 31, 2013 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$41,922,206	100.00	$37,514,330	100.00
Cost of Goods Sold	37,707,453	89.95	34,968,627	93.21
Gross Profit	4,214,753	10.05	2,545,703	6.79
General and Administrative Expenses	566,584	1.35	538,568	1.44
Operating Income	3,648,169	8.70	2,007,135	5.35
Other Expense	(109,614)	(0.26)	(216,167)	(0.58)
Net Income	$3,538,555	8.44	$1,790,968	4.77

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2014 and 2013.

	Three Months ended March 31, 2014 (unaudited)	Three Months ended March 31, 2013 (unaudited)
Production:
Ethanol sold (gallons)	13,669,925	12,256,193
Dried distillers grains sold (tons)	22,916	16,467
Modified distillers grains sold (tons)	20,032	29,256
Corn oil sold (pounds)	2,809,130	1,480,400
Revenues:
Ethanol average price per gallon (net of hedging)	$2.51	$2.34
Dried distillers grains average price per ton	207.16	260.39
Modified distillers grains average price per ton	97.46	127.66
Corn oil average price per pound	0.27	0.35
Primary Inputs:
Corn ground (bushels)	4,845,196	4,333,502
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.99	$6.60
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.103	$0.086
Denaturant cost	0.054	0.050
Electricity cost	0.053	0.064
Direct labor cost	0.050	0.052

Revenue

Our revenue was greater for our second quarter of 2014 compared to the same period of 2013, primarily due to an increase in the number of gallons of ethanol we sold along with a higher average price we received for our ethanol during the 2014 period. Our ethanol production was higher during our second quarter of 2014 compared to the same period of 2013 due to less plant downtime during the 2014 period and improved operating margins which encouraged increased production. During our second quarter of 2014, approximately 81.8% of our total revenue was derived from ethanol sales, approximately 16.0% was from distillers grains sales and approximately 1.8% was from corn oil sales. During our second quarter of 2013, approximately 76.5% of our total revenue was derived from ethanol sales, approximately 21.4% was from distillers grains sales and approximately 1.4% was from corn oil sales.

The average price we received for our ethanol was higher during our second quarter of 2014 compared to the same period of 2013. Management attributes this increase in our average ethanol price with industry-wide rail transportation issues which have resulted in ethanol supply shortages, which in turn have increased market ethanol prices. Many ethanol producers have experienced difficulty delivering ethanol due to an inability to secure railcars to transport their ethanol to market. As a result of these rail delivery issues, some ethanol producers were forced to reduce production and in some cases shutdown their ethanol production facilities. Management anticipates that ethanol prices will remain higher in the near future as these rail delivery issues have continued following the end of our second quarter of 2014 and management anticipates that they could continue for some time. These ethanol price increases have come at a time when corn prices are lower which has resulted in very favorable operating margins in the ethanol industry which has positively impacted our net income. However, management anticipates that ethanol prices could decrease in the future if the current ethanol logistics issues are addressed and if corn prices remain low as lower corn prices typically negatively impacts ethanol prices.

Uncertainty exists regarding ethanol demand for 2014 as the EPA is in the process of establishing the 2014 renewable volume obligation (RVO) pursuant to the Federal Renewable Fuels Standard (RFS). The RFS requires that a certain amount of renewable fuels must be used each year in the United States, however, the EPA has authority to adjust the RVO in certain circumstances. It appears that the EPA plans to use this authority during 2014. If the RVO for corn-based ethanol for 2014 is significantly reduced, as has been proposed by the EPA, it could have a significant negative impact on ethanol demand. Management anticipates that the EPA will announce the 2014 RVO during our third quarter of 2014 which results in some uncertainty regarding our profit expectations for our third and fourth quarters of 2014.

Ethanol prices have also been supported by strong ethanol exports during our 2014 fiscal year. Management anticipates that ethanol exports will continue to play a pivotal role in ethanol prices during our 2014 fiscal year, particularly if the RVO for 2014 is significantly reduced as has been proposed by the EPA. If ethanol exports fall off, especially at a time when domestic ethanol demand is lower, it may result in lower ethanol prices and unfavorable operating conditions in the ethanol industry.

Despite the increase in our ethanol production during our second quarter of 2014 compared to the same period of 2013, our distillers grains production was lower during our second quarter of 2014 compared to the same period of 2013. This reduction in our distillers grains production during the 2014 period was due to an increase in the amount of corn oil we produced. The corn oil we produce is removed from our distillers grains. As we separate more pounds of corn oil, it reduces the tons of distillers grains we have available to sell proportionately. Management believes that the value we receive from separating corn oil more than makes up from the lost volume of distillers grains due to the fact that the value of corn oil per pound is higher than the value of distillers grains per pound. In addition to the decrease in distillers grains production, we experienced a decrease in the price we received for our distillers grains during our second quarter of 2014 compared to the same period of 2013. Management attributes the decrease in the average price we received per ton for our distillers grains with lower market corn prices. Since distillers grains are typically used as a feed substitute for corn and soybean meal, when corn prices decrease it typically results in lower distillers grains demand and prices. Management anticipates that distillers grains prices will continue to track corn prices. We sold a greater percentage of our distillers grains in the dried form compared to the modified form during our second quarter of 2014 compared to the same period of 2013. This change in the composition of our distillers grains sales was a result of increased export demand for our dried distillers grains which resulted in a more favorable relative value for us to sell dried distillers grains as compared to modified distillers grains. As a result, we started producing more distillers grains in the dried form so it can be exported. Management anticipates this trend to continue as we expect better market opportunities for dried distillers grains in the near term. Management continually evaluates market conditions as it determines the form in which our distillers grains will be marketed.

The total pounds of corn oil we sold was higher during our second quarter of 2014 compared to the same period of 2013 due to improved efficiency operating our corn oil extraction equipment. Corn oil prices were lower during our second quarter of 2014 compared to the same period of 2013 due to less corn oil demand from the biodiesel industry and lower corn prices. Management anticipates continued lower corn oil prices as the supply of corn oil continues to increase with relatively stable corn oil demand. Further, the biodiesel industry is facing uncertainty regarding biodiesel demand related to anticipated reductions in the 2014 RVO which has negatively impacted demand from the biodiesel industry for corn oil. Management anticipates continued volatility in the market price of corn oil as increased corn oil supply interacts with volatile corn oil demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 89.9% for the three months ended March 31, 2014 as compared to 93.2% for the same period in 2013. The decrease in our cost of goods sold as a percentage of revenue was due to general improvements in our operating margins during the 2014 period, primarily due to a significant decrease in our corn costs and increased ethanol prices.

Corn Costs

Our cost of goods sold related to corn was significantly lower for our second quarter of 2014 compared to the same period in 2013 due to decreased corn costs partially offset by increased corn consumption. Market corn prices have been lower during our 2014 fiscal year due to the record corn crop which was harvested in the fall of 2013. Management anticipates that corn prices will remain lower during our 2014 fiscal year due to increased corn supplies and uncertainty regarding corn demand, especially due to recent efforts to reduce the RVO for corn-based ethanol which may reduce corn demand and prices further. In addition, corn consumption was higher during our second quarter of 2014 compared to the same period of 2013 due to increased ethanol production during the 2014 period.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At March 31, 2014, we had forward corn purchase contracts for various delivery periods through January 2015 for a total commitment of approximately $26.8 million, and we had approximately 11.7 million gallons of ethanol futures. We also had a commitment to purchase 1 million bushels of corn at December 31, 2013 which had not yet been priced. The price for these bushels of corn will be set when they are purchased at the July 2014 index price less basis. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were higher during our second quarter of 2014 compared to the same period of 2013 primarily due to increased coal consumption due to our increased production. Management anticipates using natural gas as the fuel source for the heat we require to operate the ethanol plant in the future as we implement our natural gas conversion process. Once this project is complete, we will operating primarily on natural gas.

General and Administrative Expenses

Our general and administrative expense was comparable during our second quarter of 2014 and the same period of 2013.

Other Income/Expense

We had more interest income during our second quarter of 2014 compared to the same period of 2013 due to having more cash on hand during the 2014 period. Our interest expense was lower during our second quarter of 2014 compared to the same period of 2013 due to having less borrowing on our loans during the 2014 period.

Results of Operations for the Six Months Ended March 31, 2014 and 2013

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2014 and 2013:

	Six Months Ended March 31, 2014 (Unaudited)		Six Months Ended March 31, 2013 (Unaudited)

Statement of Operations Data	Amount	%	Amount	%
Revenues	$75,708,170	100.00	$79,773,208	100.00
Cost of Goods Sold	66,870,757	88.33	76,680,252	96.12
Gross Profit	8,837,413	11.67	3,092,956	3.88
General and Administrative Expenses	1,037,672	1.37	1,064,815	1.33
Operating Income	7,799,741	10.30	2,028,141	2.54
Other Income (Expense)	(193,466)	(0.26)	(408,481)	(0.51)
Net Income	$7,606,275	10.05	$1,619,660	2.03

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2014 and 2013:

	Six Months ended March 31, 2014 (unaudited)	Six Months ended March 31, 2013 (unaudited)
Production:
Ethanol sold (gallons)	26,029,418	26,181,614
Dried distillers grains sold (tons)	51,590	44,535
Modified distillers grains sold (tons)	38,442	53,752
Corn oil sold (pounds)	5,455,990	3,802,267
Revenues:
Ethanol average price per gallon (net of hedging)	$2.31	$2.27
Dried distillers grains average price per ton	195.11	261.51
Modified distillers grains average price per ton	89.31	126.15
Corn oil average price per pound	0.27	0.34
Primary Input:
Corn ground (bushels)	9,721,484	9,550,474
Costs of Primary Input:
Corn average price per bushel (net of hedging)	$4.31	$6.72
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.109	$0.086
Denaturant cost	0.053	0.051
Electricity cost	0.055	0.056
Direct labor cost	0.054	0.048

Revenue

We generated less revenue during the six month period ended March 31, 2014 compared to the same period of 2013, due primarily to decreased distillers grains revenue from decreased market distillers grains prices and decreased distillers grains production. During the six month period ended March 31, 2014, ethanol sales comprised approximately 79.6% of our revenues, distillers grains sales comprised approximately 18.0% of our revenues and corn oil sales comprised approximately 1.9% of our revenues. For the six month period ended March 31, 2013, ethanol sales comprised approximately 74.6% of our revenues, distillers grains sales comprised approximately 23.1% of our revenues and corn oil sales comprised approximately 1.6% of our revenues.

The average price we received for our ethanol during the six month period ended March 31, 2014 was higher compared to the same period in 2013 due to higher ethanol prices during our second quarter of 2014 due to ethanol shipping and logistics problems which resulted in higher ethanol prices. We sold a comparable number of gallons of ethanol during the six month period ended March 31, 2014 and 2013 due to increased ethanol production during our second quarter of 2014.

The average price we received for our distillers grains was lower during the six month period ended March 31, 2014 compared to the same period of 2013. Management attributes these lower distillers grains prices to lower corn prices and increased corn supplies which both negatively impact market distillers grains prices.

We produced significantly more corn oil during the six month period ended March 31, 2014 compared to the same period of 2013 due to improved efficiency we experienced in operating our corn oil extraction equipment. Partially offsetting the increase in the pounds of corn oil we produced was a decrease in the average price we received per pound of corn oil sold during the six month period ended March 31, 2014 compared to the same period of 2013. Management attributes this decrease in the average price we received for our corn oil with increased corn oil supplies and relatively stable corn oil demand during the six month period ended March 31, 2014 compared to the same period of 2013 which negatively impacted corn oil prices.

Cost of Good Sold

Our costs of goods sold as a percentage of revenues was approximately 88.3% for the six month period ended March 31, 2014 compared to approximately 96.1% for the same period of 2013. Our total cost of goods sold was lower during the six month period ended March 31, 2014 compared to the same period of 2013 primarily as a result of lower corn prices partially offset by a small increase in corn consumption. We experienced more favorable operating margins during 2014 which have improved our profitability and further decreased our costs of goods sold as a percentage of our revenue.

General and Administrative Expenses

Our general and administrative expenses as a percentage of revenues was slightly higher for the six month period ended March 31, 2014 compared to the same period of 2013 due to having less revenue and slightly lower expenses during the 2014 period. We have continued to work to reduce general and administrative costs where possible. These percentages were approximately 1.4% and approximately 1.3% for the six months ended March 31, 2014 and 2013, respectively.

Other Income/Expense

We had more interest income during the six months ended March 31, 2014 compared to the same period of 2013 due to having more cash on hand during the 2014 period. Our interest expense was lower during the six months ended March 31, 2014 compared to the same period of 2013 due to having less borrowing on our loans during the 2014 period. We received additional other income during the six months ended March 31, 2014 compared to the same period of 2013 due to the receipt of higher patronage dividends and equity.

Changes in Financial Condition for the Six Months Ended March 31, 2014

Current Assets. We had more restricted cash on our balance sheet at March 31, 2014 compared to September 30, 2013 due to cash that was held in our margin account with our commodities broker. Our commodities broker was holding more cash in our margin account at March 31, 2014 compared to September 30, 2013 due to unrealized losses on our risk management positions we had in place at March 31, 2014. We had more accounts receivable at March 31, 2014 compared to September 30, 2013 due primarily to higher ethanol prices and increased production. We had significantly more other receivables at March 31, 2014 compared to September 30, 2013 due to extended terms for modified distillers grains' customers. We had more inventory on hand at March 31, 2014 compared to September 30, 2013 due to having more more bushels of corn inventory, partially offset by lower corn prices.

Property, Plant and Equipment. The gross value of our property, plant and equipment was comparable at March 31, 2014 and September 30, 2013. However, the net value of our property, plant and equipment was lower at March 31, 2014 due to depreciation.

Other Assets. Our other assets were comparable at March 31, 2014 and September 30, 2013.

Current Liabilities. We had slightly less disbursements in excess of our bank balances as of March 31, 2014 compared to September 30, 2013 due to improved profitability. Checks we have outstanding which are in excess of cash balances we have in our accounts are paid from our line of credit. Our accrued expenses were higher at March 31, 2014 compared to September 30, 2013 due to the accrued liability for the distribution that was declared on March 20, 2014. Our derivative instruments represented a significant current liability on our balance sheet at March 31, 2014 compared to September 30, 2013 due to increasing market values on corn and ethanol which are more than the prices related to our derivative instrument positions. We had less current maturities of long-term debt at March 31, 2014 compared to September 30, 2013 due to amounts we paid on our long-term revolving loan during our first fiscal quarter of 2014.

Long-term Liabilities. Our long-term liabilities were lower at March 31, 2014 compared to September 30, 2013, due to scheduled quarterly loan payments we made during our first and second fiscal quarters of 2014 along with payments we made on our long-term revolving loan.

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

We declared a distribution on March 20, 2014 of $0.05 per membership unit for a total distribution of $2,007,408. The distribution was paid on April 9, 2014.

The following table shows cash flows for the six months ended March 31, 2014 and 2013:

	2014 (unaudited)	2013 (unaudited)
Net cash provided by (used in) operating activities	$1,900,364	$(7,835,703)
Net cash (used in) provided by investing activities	(528,701)	15,417
Net cash (used in) provided by financing activities	(1,371,663)	7,820,286
Net increase in cash	$—	$—
Cash and cash equivalents, end of period	$1,000	$1,000

Cash Flow from Operations

Our operations provided more cash during the six month period ended March 31, 2014 compared to the same period in 2013 due to improved operating margins. We also used less cash for inventory during the six month period ended March 31, 2014 compared to the same period in 2013 due to reduced corn prices. We had more accrued expenses during the six month period ended March 31, 2014 compared to the same period in 2013 which positively impacted the amount of cash our operations generated during the 2014 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the six month period ended March 31, 2014 compared to the same period in 2013 related to ordinary repair and replacement at the ethanol plant. We also sold a residence adjacent to the ethanol plant during the 2013 period which provided cash from investing activities.

Cash Flow from Financing Activities

We used significantly more cash for financing activities during the six month period ended March 31, 2014 compared to the same period in 2013, primarily due to increased debt repayments during the 2014 period compared to the 2013 period. We also had significantly less borrowing on our short-term loans during the six month period ended March 31, 2014 compared to the same period in 2013 which reduced the amount of cash provided by our financing activities during the 2014 period.

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

Capital Expenditures

The Company had approximately $470,000 in construction in progress as of March 31, 2014 related to costs incurred for a project to convert the plant to use natural gas as its fuel source instead of coal. During the six months ended March 31, 2014, the Company placed in service approximately $85,000 in capital projects with the majority of these costs related to additional costs for the scrubber and pump projects.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of March 31, 2014. This revolving line-of-credit matures on February 28, 2015. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.66% as of March 31, 2014.

Long-Term Debt Sources

As of March 31, 2014, our long-term debt consisted of a term loan and a long-term revolving line-of-credit. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	March 31, 2014 (Unaudited)	September 30, 2013	March 31, 2014 (Unaudited)	September 30, 2013	Quarterly Principal Payment Amounts	Notes
Term Note	$15.6	$17.0	3.74%	3.77%	$500,000	1, 2
Long-Term Revolving Note	4	3.71	3.74%	3.77%	$125,000	1, 2, 3

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

As of March 31, 2014, we were in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2014, but as of March 31, 2014 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2014.

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

As of March 31, 2014, we had approximately 6.3 million bushels of corn under fixed price contracts.  As of March 31, 2014 we did not have an accrual for a loss on firm purchase commitments related to these corn contracts. In addition, as of March 31, 2014, we had ethanol futures contracts for approximately 11.7 million gallons.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of March 31, 2014, would cause an adverse change to our income in the amount of approximately $195,000 for a 12 month period.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2013. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2013, included in our annual report on Form 10-K.

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal incentives, most importantly the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Many in the ethanol industry believe that neither of these two conditions have been met. Any challenge to a reduction in the RFS may take time to work through the courts and the waiver may be implemented despite the legal challenges. If the EPA's proposal becomes a final rule which significantly reduces the RFS or if the RFS were to be otherwise reduced or eliminated, it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we may be required to reduce production or cease production altogether when we have run out of ethanol storage capacity. Further, our ethanol inventory may increase due to the difficulty we may experienced shipping our ethanol which can impact our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railcars and railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue at least until the weather improves but may continue for some period off time until the rail transportation capacity in the United States increases. These delays in shipping our products may have a negative impact on our financial performance which may negatively impact our ability to operate the ethanol plant profitably.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2014 and September 30, 2013, (ii) Statements of Operations for the three and six months ended March 31, 2014 and 2013, (iii) Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 13, 2014	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2014	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)