Form 10-Q
period 2014-06-30
RED TRAIL ENERGY, LLC
filed 2014-08-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2014	September 30, 2013
	(Unaudited)
Current Assets
Cash and equivalents	$7,308,993	$1,000
Restricted cash	3,222,290	153,210
Accounts receivable, primarily related party	5,224,409	4,048,686
Other receivables	46,980	42,472
Commodities derivative instruments, at fair value	2,279,858	—
Inventory	14,262,068	12,189,693
Prepaid expenses	177,745	76,428
Total current assets	32,522,343	16,511,489

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	5,498,862	5,492,612
Plant and equipment	77,739,675	77,660,841
Construction in progress	1,527,012	25,885
	89,729,349	88,143,138
Less accumulated depreciation	39,036,610	35,949,952
Net property, plant and equipment	50,692,739	52,193,186

Other Assets
Debt issuance costs, net of amortization	50,483	64,046
Investment in RPMG	605,000	605,000
Patronage equity	2,651,229	2,325,640
Deposits	41,500	41,500
Total other assets	3,348,212	3,036,186

Total Assets	$86,563,294	$71,740,861

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2014	September 30, 2013
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$—	$3,126,883
Accounts payable	4,580,446	3,577,647
Accrued expenses	1,956,821	1,052,314
Commodities derivative instruments, at fair value	—	48,638
Accrued loss on firm purchase commitments (see note 7)	372,000	203,000
Current maturities of long-term debt	2,027,386	2,949,977
Total current liabilities	8,936,653	10,958,459

Long-Term Liabilities
Notes payable	13,105,822	17,836,281
Contracts payable	275,000	275,000
Total long-term liabilities	13,380,822	18,111,281

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	64,245,819	42,671,121

Total Liabilities and Members’ Equity	$86,563,294	$71,740,861

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$35,011,137	$43,669,509	$110,719,307	$123,442,717

Cost of Goods Sold
Cost of goods sold	18,032,020	42,183,883	84,902,777	117,431,635
Lower of cost or market inventory adjustment	—	24,000	—	365,500
Loss on firm purchase commitments	372,000	—	372,000	1,091,000
Total Cost of Goods Sold	18,404,020	42,207,883	85,274,777	118,888,135

Gross Profit	16,607,117	1,461,626	25,444,530	4,554,582

General and Administrative Expenses	517,686	496,387	1,555,358	1,570,245

Operating Income	16,089,431	965,239	23,889,172	2,984,337

Other Income (Expense)
Interest income	24,624	15,154	64,448	45,211
Other income	8,671	14,816	100,400	65,621
Interest expense	(146,853)	(245,817)	(471,871)	(735,160)
Total other income (expense), net	(113,558)	(215,847)	(307,023)	(624,328)

Net Income	$15,975,873	$749,392	$23,582,149	$2,360,009

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,153,215

Diluted	40,148,160	40,148,160	40,148,160	40,154,900

Net Income Per Unit
Basic	$0.40	$0.02	$0.59	$0.06

Diluted	$0.40	$0.02	$0.59	$0.06

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$23,582,149	$2,360,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,100,223	3,030,562
Change in fair value of derivative instruments	(2,328,496)	180,110
Lower of cost or market inventory adjustment	—	365,500
Gain on disposal of fixed assets	—	(17,633)
Loss on firm purchase commitments	372,000	1,091,000
Noncash patronage equity	(325,588)	(87,500)
Change in operating assets and liabilities:
Restricted cash	(3,069,081)	(54,393)
Accounts receivable	(1,180,232)	(1,384,055)
Other receivables	—	(5,909)
Inventory	(2,444,375)	(2,496,686)
Prepaid expenses	(101,317)	(58,253)
Other assets	—	(1,350)
Accounts payable	1,002,800	226,147
Accrued expenses	904,507	(31,530)
Accrued purchase commitment losses	169,000	—
Net cash provided by operating activities	19,681,590	3,116,019

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	160,950
Capital expenditures	(1,586,212)	(605,935)
Net cash (used in) investing activities	(1,586,212)	(444,985)

Cash Flows from Financing Activities
Dividends Paid	(2,007,452)	—
Disbursements in excess of bank balances	(3,126,883)	3,358,680
Loan fees	—	(11,321)
Net advances on short-term borrowings	(3,363,000)	(242,000)
Debt repayments	(2,290,050)	(5,776,393)
Net cash (used in) financing activities	(10,787,385)	(2,671,034)

Net Increase in Cash and Equivalents	7,307,993	—
Cash and Equivalents - Beginning of Period	1,000	1,000
Cash and Equivalents - End of Period	$7,308,993	$1,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$490,598	$751,517

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014

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

Net Income (Loss) Per Unit

Net income (loss) per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. The Company has reviewed all recently issued, but not yet effective accounting pronouncements and does not expect the future adoption of any such pronouncements to have a material impact on the Company's financial condition or results of operations.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014

As of:	June 30, 2014 (unaudited)				September 30, 2013
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	1,321	6,605,000	bushels	$2,014,175	80	400,000	bushels	$(48,638)
Soybean oil options	200	1,000,000	gal	$788,750	—	—	—	$—
Soybean oil futures	117	70,200	gal	$109,176	—	—	—	$—
Ethanol futures	144	6,048,000	gal	$(632,243)	—	—	—	$—
Total fair value				$2,279,858				$(48,638)

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2014 and September 30, 2013:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2014 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$2,279,858	$—
Total derivatives not designated as hedging instruments for accounting purposes	$2,279,858	$—

Balance Sheet - as of September 30, 2013	Asset	Liability
Commodity derivative instruments, at fair value	$—	$48,638
Total derivatives not designated as hedging instruments for accounting purposes	$—	$48,638

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended June 30, 2014 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2013 (unaudited)	Amount of gain(loss) recognized in income during the nine months ended June 30, 2014 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2013 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$4,027,197	$383,168	$2,245,729	$1,015,199
Ethanol derivative instruments	Revenue	2,580,892	—	(7,771,093)	—
Soybean oil derivative instruments	Revenue	416,722	—	416,722	3,084
Total		$7,024,811	$383,168	$(5,108,642)	$1,018,283

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014

3. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of June 30, 2014 and September 30, 2013 were as follows:

As of	June 30, 2014 (unaudited)	September 30, 2013
Raw materials, including corn, chemicals and supplies	$10,367,548	$7,510,059
Work in process	914,248	1,056,340
Finished goods, including ethanol and distillers grains	1,150,232	1,951,155
Spare parts	1,830,040	1,672,139
Total inventory	$14,262,068	$12,189,693
Lower of cost or market adjustments for the three and nine months ended June 30, 2014 and 2013 were as follows:

	For the three months ended June 30, 2014 (unaudited)	For the three months ended June 30, 2013 (unaudited)	For the nine months ended June 30, 2014 (unaudited)	For the nine months ended June 30, 2013 (unaudited)
Loss on firm purchase commitments	$372,000	$—	372,000	1,091,000
Loss on lower of cost or market adjustment for inventory on hand	—	24,000	—	365,500
Total loss on lower of cost or market adjustments	$372,000	$24,000	$372,000	$1,456,500

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2014, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $372,000 and $1,091,000 for the nine months ended June 30, 2014 and 2013, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $0 and $365,500 for the nine months ended June 30, 2014 and 2013, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

4. BANK FINANCING

As of	June 30, 2014 (unaudited)	September 30, 2013
Long-term notes payable under loan agreement to bank	$15,079,000	$20,708,000
Capital lease obligations (Note 6)	54,208	78,258
Total Long-Term Debt	15,133,208	20,786,258
Less amounts due within one year	2,027,386	2,949,977
Total Long-Term Debt Less Amounts Due Within One Year	$13,105,822	$17,836,281

The Company's notes payable consist of a term loan and a long-term revolver (LTR). As of June 30, 2014, the variable interest rate on both the term loan and the LTR was 3.73% . Both of these loans mature on April 16, 2017.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014

The Company also has a $10,000,000 operating line-of-credit that matures on February 28, 2015. At June 30, 2014, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.66% for amounts drawn on the operating line of credit.

Scheduled debt maturities for the twelve months ending June 30	Totals

2014	$2,027,386
2015	2,026,822
2016	2,000,000
2017	9,079,000
Thereafter	—
Total	$15,133,208

As of June 30, 2014, the Company was in compliance with all of its debt covenants.

Interest Expense	For the three months ended June 30, 2014(unaudited)	For the three months ended June 30, 2013 (unaudited)	For the nine months ended June 30, 2014(unaudited)	For the nine months ended June 30, 2013 (unaudited)
Interest expense on long-term debt	$146,853	$245,817	$471,872	$735,160
Total interest expense	$146,853	$245,817	$471,872	$735,160

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2014 (unaudited)	Fair Value as of June 30, 2014 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$2,279,858	$2,279,858	$2,279,858	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2013	Fair Value as of September 30, 2013	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$48,638	$48,638	$48,638	$—	$—
Total	$48,638	$48,638	$48,638	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at June 30, 2014 and September 30, 2013 approximated the carrying value of approximately $15.1 million and $20.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of June 30, 2014. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $128,000 and $399,000 for the three and nine months ended June 30, 2014, respectively and $126,000 and $389,000 for the three and nine months ended June 30, 2013, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	June 30, 2014 (unaudited)	September 30, 2013
Equipment	$564,377	$564,377
Less accumulated amortization	(78,122)	(49,894)
Net equipment under capital lease	$486,255	$514,483

At June 30, 2014, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

	Operating Leases	Capital Leases
2014	$419,866	$27,386
2015	318,571	26,822
2016	208,920	—
2017	163,870	—
2018	100,800	—
Thereafter	58,800	—
Total minimum lease commitments	$1,270,827	54,208
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$54,208

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2014, the Company had various fixed price contracts for the purchase of approximately 6.8 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $29.9 million related to the 6.8 million bushels under contract. The Company also has a contract with Modern Grain Inc. in Hebron to purchase 1 million bushels of corn. The purchase price for these bushels will be set at the time of purchase at the July index price less basis. The deadline for pricing these 1 million bushels is July 1, 2015. No purchase date has been set at this time.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2014

Natural Gas Conversion

The Company has signed purchase orders to convert the energy source for the Plant from coal to natural gas. The total anticipated cost of this project is approximately $5,824,000. The Company has incurred approximately $1,303,000 in costs to date related to this project leaving approximately $4,521,000 in remaining costs. The project is expected to be completed by the end of our first quarter of our 2015 fiscal year. In conjunction with the natural gas conversion project, the Company entered into a seven year agreement for natural gas transmission which includes minimum required transmission and consumption volumes.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	June 30, 2014 (unaudited)	September 30, 2013
Balance Sheet
Accounts receivable	$5,149,440	$3,562,404
Accounts payable and disbursements in excess of bank balances	607,626	872,827

	For the three months ended June 30, 2014 (unaudited)	For the three months ended June 30, 2013 (unaudited)	For the nine months ended June 30, 2014 (unaudited)	For the nine months ended June 30, 2013 (unaudited)
Statement of Operations
Revenues	$34,672,018	$36,832,120	$108,531,973	$101,933,893
Realized gain on corn hedge	—	—	827,500	—
Cost of goods sold	60,655	799,787	2,243,049	2,310,155
General and administrative	26,705	25,986	50,213	81,690
Inventory Purchases	$2,314,657	$7,288,484	$8,904,730	$21,319,084

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
FOR THE PERIOD ENDED JUNE 30, 2014

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2014, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Reduction in ethanol demand due to a decrease or elimination of the ethanol use requirement in the Federal Renewable Fuels Standard;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Our ability to successfully implement our natural gas conversion project;

•	Availability and costs of products and raw materials, particularly corn and coal;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014 (Unaudited)		Three Months Ended June 30, 2013 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$35,011,137	100.00	$43,669,509	100.00
Cost of Goods Sold	18,404,020	52.57	42,207,883	96.65
Gross Profit	16,607,117	47.43	1,461,626	3.35
General and Administrative Expenses	517,686	1.48	496,387	1.14
Operating Income	16,089,431	45.96	965,239	2.21
Other Expense	(113,558)	(0.32)	(215,847)	(0.49)
Net Income	$15,975,873	45.63	$749,392	1.72

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2014 and 2013.

	Three Months ended June 30, 2014 (unaudited)	Three Months ended June 30, 2013 (unaudited)
Production:
Ethanol sold (gallons)	12,852,971	14,077,453
Dried distillers grains sold (tons)	26,857	25,094
Modified distillers grains sold (tons)	9,317	20,882
Corn oil sold (pounds)	2,523,992	2,220,640
Revenues:
Ethanol average price per gallon (net of hedging)	$2.22	$2.45
Dried distillers grains average price per ton	178.01	230.61
Modified distillers grains average price per ton	83.88	116.43
Corn oil average price per pound	0.29	0.33
Primary Inputs:
Corn ground (bushels)	4,323,278	5,074,485
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.04	$7.01
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.106	$0.085
Denaturant cost	0.050	0.049
Electricity cost	0.053	0.057
Direct labor cost	0.055	0.048

Revenue

Our total revenue was significantly less for our third quarter of 2014 compared to the same period of 2013, primarily due to decreased ethanol and distillers grains sales and prices for all of our products during the 2014 period. Our ethanol production was lower during our third quarter of 2014 compared to the same period of 2013 due to more plant downtime and railroad logistics issues which forced us to reduce production. During our third quarter of 2014, approximately 81.6% of our total revenue was derived from ethanol sales, approximately 15.9% was from distillers grains sales and approximately 2.1% was from corn oil sales. During our third quarter of 2013, approximately 79.0% of our total revenue was derived from ethanol sales, approximately 18.8% was from distillers grains sales and approximately 1.6% was from corn oil sales.

The average price we received for our ethanol was lower during our third quarter of 2014 compared to the same period of 2013 due primarily to lower market ethanol prices. Management attributes this decrease in market ethanol prices with lower corn prices. However, despite these lower ethanol prices, we have maintained strong operating margins due to lower corn costs which have allowed us to profitably operate the ethanol plant. Following the end of our third quarter of 2014, ethanol prices have remained relatively flat and management anticipates that ethanol prices will continue to stay relatively flat through the rest of our 2014 fiscal year and into our 2015 fiscal year.

Uncertainty exists regarding ethanol demand for 2014 and into the future as the EPA is in the process of establishing the 2014 renewable volume obligation (RVO) pursuant to the Federal Renewable Fuels Standard (RFS). The RFS requires that a certain amount of renewable fuels must be used each year in the United States, however, the EPA has authority to adjust the RVO in certain circumstances. It appears that the EPA plans to use this authority during 2014. If the RVO for corn-based ethanol for 2014 is significantly reduced, as has been proposed by the EPA, it could have a significant negative impact on ethanol demand. While management anticipated that the EPA would announce the 2014 RVO during our third quarter of 2014, this announcement did not occur and management now anticipates that the announcement will be made sometime during our fourth quarter of 2014. However, some in the ethanol industry believe that the announcement of the 2014 RVO may not be made until after elections are held in November. If the 2014 RVO is reduced, it may impact demand for ethanol more in 2015 than in 2014 since the announcement is being made so late in the year. The effect of a reduction in the 2014 RVO may be that additional renewable fuels credits may be carried over into future years by fuel blenders which could impact ethanol demand in the future.

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

Along with the decrease in ethanol production, our total distillers grains production was lower during our third quarter of 2014 compared to our third quarter of 2013. Since distillers grains are a co-product of the ethanol production process, when our ethanol production is lower it typically results in a comparable reduction in our distillers grains production. In addition to the decrease in distillers grains production, we experienced a decrease in the price we received for our distillers grains during our third quarter of 2014 compared to the same period of 2013. Management attributes the decrease in the average price we received per ton for our distillers grains with lower market corn prices. Since distillers grains are typically used as a feed substitute for corn and soybean meal, when corn prices decrease it typically results in lower distillers grains demand and prices. Management anticipates that distillers grains prices will continue to track corn prices and will be lower due to anticipated lower corn prices. We sold a greater percentage of our distillers grains in the dried form compared to the modified form during our third quarter of 2014 compared to the same period of 2013. This change in the composition of our distillers grains sales was a result of increased export demand for our dried distillers grains which resulted in a more favorable relative value for us to sell dried distillers grains as compared to modified distillers grains. Recently, export demand for distillers grains has been impacted by distillers grains shipments which have been rejected by the Chinese. These export disruptions have negatively impacted distillers grains prices and demand. Management anticipates that these trade disruptions could result in further distillers grains price volatility. Management continually evaluates market conditions as it determines the form in which our distillers grains will be marketed.

The total pounds of corn oil we sold was higher during our third quarter of 2014 compared to the same period of 2013 despite the decrease in total ethanol and distillers grains production during the 2014 period due to improved efficiency operating our corn oil extraction equipment. Corn oil prices were lower during our third quarter of 2014 compared to the same period of 2013 due to lower corn oil demand from the biodiesel industry and lower corn prices. Management anticipates continued lower corn oil prices as the supply of corn oil continues to increase with relatively stable corn oil demand. Further, the biodiesel industry is facing uncertainty regarding biodiesel demand related to anticipated reductions in the 2014 RVO which has negatively impacted demand from the biodiesel industry for corn oil. Management anticipates continued volatility in the market price of corn oil as increased corn oil supply interacts with volatile corn oil demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 52.6% for our third quarter of 2014 as compared to 96.7% for the same period in 2013. The decrease in our cost of goods sold as a percentage of revenue was due to general improvements in our operating margins during the 2014 period, primarily due to a significant decrease in our corn costs per bushel.

Corn Costs

Our cost of goods sold related to corn was significantly lower for our third quarter of 2014 compared to the same period in 2013 due to decreased corn costs per bushel and decreased corn consumption. Market corn prices have been lower during our 2014 fiscal year due to the record corn crop which was harvested in the fall of 2013. Management anticipates that corn prices will remain lower during our final quarter of 2014 due to increased corn supplies and uncertainty regarding corn demand, especially due to recent efforts to reduce the RVO for corn-based ethanol which may reduce corn demand and prices further. In addition, corn consumption was lower during our third quarter of 2014 compared to the same period of 2013 due to decreased ethanol production during the 2014 period.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At June 30, 2014, we had forward corn purchase contracts for various delivery periods through July 2015 for a total commitment of approximately $29.9 million. We also had a commitment to purchase 1 million bushels of corn at June 30, 2014 which had not yet been priced. The price for these bushels of corn will be set when they are purchased at the July 2015 index price less basis. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were higher during our third quarter of 2014 compared to the same period of 2013 primarily due to a higher price per ton of coal which was partially offset by decreased coal consumption due to our reduced production. Management anticipates using natural gas as the fuel source for the heat we require to operate the ethanol plant in the future as we implement our natural gas conversion process. Once this project is complete, we will be operating primarily on natural gas.

General and Administrative Expenses

Our general and administrative expense was slightly higher during our third quarter of 2014 compared to the same period of 2013 due primarily to additional bank fees related to a letter of credit we established during the 2014 period.

Other Income/Expense

We had more interest income during our third quarter of 2014 compared to the same period of 2013 due to having more cash on hand during the 2014 period. Our interest expense was lower during our third quarter of 2014 compared to the same period of 2013 due to having less borrowing on our loans during the 2014 period.

Results of Operations for the Nine Months Ended June 30, 2014 and 2013

The following table shows the results of our operations and the approximate percentage of revenues, costs of goods sold, operating expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended June 30, 2014 (Unaudited)		Nine Months Ended June 30, 2013 (Unaudited)

Statement of Operations Data	Amount	%	Amount	%
Revenues	$110,719,307	100.00	$123,442,717	100.00
Cost of Goods Sold	85,274,777	77.02	118,888,135	96.31
Gross Profit	25,444,530	22.98	4,554,582	3.69
General and Administrative Expenses	1,555,358	1.40	1,570,245	1.27
Operating Income	23,889,172	21.58	2,984,337	2.42
Other Income (Expense)	(307,023)	(0.28)	(624,328)	(0.51)
Net Income	$23,582,149	21.30	$2,360,009	1.91

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2014 and 2013:

	Nine Months ended June 30, 2014 (unaudited)	Nine Months ended June 30, 2013 (unaudited)
Production:
Ethanol sold (gallons)	38,882,389	40,259,067
Dried distillers grains sold (tons)	78,447	69,629
Modified distillers grains sold (tons)	47,759	74,634
Corn oil sold (pounds)	7,946,630	5,906,840
Revenues:
Ethanol average price per gallon (net of hedging)	$2.28	$2.34
Dried distillers grains average price per ton	189.25	250.38
Modified distillers grains average price per ton	88.25	123.43
Corn oil average price per pound	0.28	0.33
Primary Input:
Corn ground (bushels)	14,044,762	14,624,959
Costs of Primary Input:
Corn average price per bushel (net of hedging)	$4.23	$6.78
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.109	$0.086
Denaturant cost	0.053	0.051
Electricity cost	0.055	0.057
Direct labor cost	0.055	0.048

Revenue

We generated less revenue during the nine month period ended June 30, 2014 compared to the same period of 2013, due primarily to decreased ethanol and distiller grains production and prices, partially offset by increased corn oil production. During the nine month period ended June 30, 2014, ethanol sales comprised approximately 80.2% of our revenues, distillers grains sales comprised approximately 17.3% of our revenues and corn oil sales comprised approximately 2.0% of our revenues. For the nine month period ended June 30, 2013, ethanol sales comprised approximately 76.2% of our revenues, distillers grains sales comprised approximately 21.6% of our revenues and corn oil sales comprised approximately 1.6% of our revenues.

The average price we received for our ethanol during the nine month period ended June 30, 2014 was lower compared to the same period in 2013 due primarily to lower corn prices which typically impact ethanol prices along with uncertainty regarding ethanol demand which management believes has impacted ethanol prices. We sold fewer gallons of ethanol during the nine month period ended June 30, 2014 compared to the same period of 2013 due to reduced ethanol production.

The average price we received for our distillers grains was lower during the nine month period ended June 30, 2014 compared to the same period of 2013. Management attributes these lower distillers grains prices to lower corn prices and increased corn supplies which both negatively impact market distillers grains prices.

We produced significantly more corn oil during the nine month period ended June 30, 2014 compared to the same period of 2013 due to improved efficiency we experienced in operating our corn oil extraction equipment. Partially offsetting the increase in the pounds of corn oil we produced was a decrease in the average price we received per pound of corn oil sold during the nine month period ended June 30, 2014 compared to the same period of 2013. Management attributes this decrease in the average price we received for our corn oil with increased corn oil supplies and relatively stable corn oil demand during the nine month period ended June 30, 2014 compared to the same period of 2013 which negatively impacted corn oil prices.

Cost of Good Sold

Our costs of goods sold as a percentage of revenues was approximately 77.0% for the nine month period ended June 30, 2014 compared to approximately 96.3% for the same period of 2013. Our total cost of goods sold was lower during the nine month period ended June 30, 2014 compared to the same period of 2013 primarily as a result of lower corn prices and consumption. We experienced more favorable operating margins during 2014 which have improved our profitability and further decreased our costs of goods sold as a percentage of our revenue.

General and Administrative Expenses

Our general and administrative expenses were comparable during the nine month period ended June 30, 2014 and the same period of 2013. We have continued to work to reduce general and administrative costs where possible.

Other Income/Expense

We had more interest income during the nine months ended June 30, 2014 compared to the same period of 2013 due to having more cash on hand during the 2014 period. Our interest expense was lower during the nine months ended June 30, 2014 compared to the same period of 2013 due to having less borrowing on our loans during the 2014 period. We received additional other income during the nine months ended June 30, 2014 compared to the same period of 2013 due to the receipt of higher patronage dividends.

Changes in Financial Condition for the Nine Months Ended June 30, 2014

Current Assets. We had more cash and equivalents on our balance sheet at June 30, 2014 compared to September 30, 2013 due to our improved profitability and increased net income. We had more restricted cash on our balance sheet at June 30, 2014 compared to September 30, 2013 due to cash that was held in our margin account with our commodities broker. Our commodities broker was holding more cash in our margin account at June 30, 2014 compared to September 30, 2013 due to unrealized losses on our risk management positions we had in place at June 30, 2014. We had more accounts receivable at June 30, 2014 compared to September 30, 2013 due primarily to timing issues related to our quarter end and the amount of gallons of ethanol we had sold for which we had not yet received payment. We had more inventory on hand at June 30, 2014 compared to September 30, 2013 due to having more more bushels of corn inventory, partially offset by lower corn prices.

Property, Plant and Equipment. The gross value of our property, plant and equipment was comparable at June 30, 2014 and September 30, 2013. However, the net value of our property, plant and equipment was lower at June 30, 2014 due to depreciation. We had a significant amount of construction in progress at June 30, 2014 primarily due to our natural gas conversion project.

Other Assets. Our other assets were comparable at June 30, 2014 and September 30, 2013.

Current Liabilities. We had no disbursements in excess of our bank balances as of June 30, 2014 compared to approximately $3.1 million at September 30, 2013 due to improved profitability. Checks we have outstanding which are in excess of cash balances we have in our accounts are paid from our line of credit. Our accounts payable was higher at June 30, 2014 compared to September 30, 2013 due to increased corn payables from increased corn purchases during our 2014 fiscal year. Our accrued expenses were higher at June 30, 2014 compared to September 30, 2013 due to increased corn purchases we made which were not yet priced. We had less current maturities of long-term debt at June 30, 2014 compared to September 30, 2013 due to amounts we paid on our long-term revolving loan during our 2014 fiscal year.

Long-term Liabilities. Our long-term liabilities were lower at June 30, 2014 compared to September 30, 2013, due to scheduled quarterly loan payments we made during our 2014 fiscal year along with payments we made on our long-term revolving loan.

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

The following table shows cash flows for the nine months ended June 30, 2014 and 2013:

	2014 (unaudited)	2013 (unaudited)
Net cash provided by operating activities	$19,681,590	$3,116,019
Net cash (used in) investing activities	(1,586,212)	(444,985)
Net cash (used in) financing activities	(10,787,385)	(2,671,034)
Net increase in cash	$7,307,993	$—
Cash and cash equivalents, end of period	$7,308,993	$1,000

Cash Flow from Operations

Our operations provided more cash during the nine month period ended June 30, 2014 compared to the same period in 2013 due to improved operating margins. We also used less cash for inventory during the nine month period ended June 30, 2014 compared to the same period in 2013 due to reduced corn prices. We experienced changes in our restricted cash and accounts payable which negatively impacted our cash flow from operations during the nine month period ended June 30, 2014 compared to the same period in 2013.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the nine month period ended June 30, 2014 compared to the same period in 2013 related to ordinary repair and replacement at the ethanol plant and due to our natural gas conversion project. We also sold a residence adjacent to the ethanol plant during the 2013 period which provided cash from investing activities.

Cash Flow from Financing Activities

We used significantly more cash for financing activities during the nine month period ended June 30, 2014 compared to the same period in 2013, primarily due to increased debt repayments during the 2014 period compared to the 2013 period. We also had significantly less borrowing on our short-term loans during the nine month period ended June 30, 2014 compared to the same period in 2013 which reduced the amount of cash provided by our financing activities during the 2014 period. Finally, we paid a distribution during the nine month period ended June 30, 2014 and we did not pay a distribution during the 2013 period.

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

Capital Expenditures

The Company had approximately $1,303,338 in construction in progress as of June 30, 2014 related to costs incurred for a project to convert the plant to use natural gas as its fuel source instead of coal. During the nine months ended June 30, 2014, the Company placed in service approximately $85,000 in capital projects with the majority of these costs related to additional costs for the scrubber and pump projects.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of June 30, 2014. This revolving line-of-credit matures on February 28, 2015. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.66% as of June 30, 2014.

Long-Term Debt Sources

As of June 30, 2014, our long-term debt consisted of a term loan and a long-term revolving line-of-credit. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	June 30, 2014 (Unaudited)	September 30, 2013	June 30, 2014 (Unaudited)	September 30, 2013	Quarterly Principal Payment Amounts	Notes
Term Note	$15.1	$17.0	3.73%	3.77%	$500,000	1, 2
Long-Term Revolving Note	—	3.71	3.73%	3.77%	$125,000	1, 2, 3

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

Excess Cash Flow Payments

We are required to make a prepayment on our Term Loan within 120 days of the end of each of our fiscal years in an amount equal to 25% of our excess cash flow. Excess cash flow is defined in our loan agreement as our adjusted EBITDA earnings less scheduled payments which are due on our loans. Our adjusted EBITDA is calculated by reducing our EBITDA by approved capital expenditures and distributions we make during our fiscal year. Due to our increased profitability during our 2014 fiscal year, the amount of this excess cash flow payment could be significant. Any amount we prepay will reduce our Term Note.

As of June 30, 2014, we were in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2014, but as of June 30, 2014 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2014.

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

As of June 30, 2014, we had approximately 6.8 million bushels of corn under fixed price contracts.  As of June 30, 2014 some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $372,000 was recorded.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of June 30, 2014, would cause an adverse change to our income in the amount of approximately $150,000 for a 12 month period.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we may be required to reduce production or cease production altogether when we have run out of ethanol storage capacity. Further, our ethanol inventory may increase due to the difficulty we may experienced shipping our ethanol which can impact our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments may continue for some period off time until the rail transportation capacity in the United States increases. These delays in shipping our products may have a negative impact on our financial performance which may negatively impact our ability to operate the ethanol plant profitably.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2014 and September 30, 2013, (ii) Statements of Operations for the three and nine months ended June 30, 2014 and 2013, (iii) Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 14, 2014	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2014	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)