Form 10-K
period 2014-09-30
RED TRAIL ENERGY, LLC
filed 2014-12-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2014

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2014 was $33,734,203.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 15, 2014, there were 40,148,160 Class A Membership Units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	The reduction or elimination of the renewable fuels use requirement in the Federal Renewable Fuels Standard;
•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;
•	An unfavorable spread between the market price of our products and our feedstock costs;
•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;
•	Availability and costs of our raw materials, particularly corn and coal and in the future natural gas;
•	Changes in or lack of availability of credit;
•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;
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

During our 2014 fiscal year, we executed a loan amendment with our primary lender, First National Bank of Omaha (FNBO). This loan amendment extended the maturity date of our short-term revolving line of credit to February 28, 2015.

During our second quarter of 2014, we commenced a project to convert our ethanol plant from a coal fired plant to a natural gas based ethanol plant. We anticipate that this project will be completed by the end of the first quarter of our 2015 fiscal year. We plan to finance the natural gas conversion project from cash we have on hand as well as funds we have available to borrow on our line of credit. In conjunction with the natural gas conversion project, we entered into a seven year agreement for natural gas transmission which includes minimum required transmission and consumption volumes.

GS CleanTech Corporation, a wholly owned subsidiary of GreenShift Corporation ("GreenShift") has sued more than twenty ethanol producers who operate corn oil extraction equipment claiming that these systems violate GreenShift's patents related to corn oil extraction technology. These lawsuits have been watched closely by the ethanol industry. On October 23, 2014, the Federal Court hearing the GreenShift patent infringement cases granted summary judgment in favor of the defendants and found GreenShift's patents invalid. While GreenShift has announced that it will appeal the decision, we believe it is unlikely that GreenShift will be successful in any such appeal.

Financial Information

Please refer to "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "ITEM 8. Financial Statements and Supplementary Data" for our financial statements and supplementary data.

Principal Products

The principal products that we produce are ethanol, distillers grains and corn oil. We did not commence production of corn oil until the end of our second fiscal quarter of 2012. Therefore, our corn oil revenue during our 2012 fiscal year is not indicative of what we would expect for a full year of production. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Ethanol	81%	77%	79%
Distillers Grains	17%	21%	20%
Corn Oil	2%	2%	1%

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

Principal Product Markets

We market nearly all of our products through a professional third party marketer, RPMG, Inc. ("RPMG"). The only products we sell which are not marketed by RPMG are certain MDGS which we market internally to local customers. RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We are a part owner of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer.  Except for the MDGS we market locally, RPMG makes all decisions with regard to where our products are marketed and sold. Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. Currently, the United States exports a significant amount of distillers grains to China, Mexico, Turkey and Canada along with many Pacific Rim countries, however, as discussed below, exports of distillers grains to China were essentially halted in June 2014 due to Chinese trade policies which were implemented during that time. In addition, the United States exports ethanol primarily to Canada, Brazil, the United Arab Emirates and the Philippines.

We expect our product marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

Our ethanol plant is located near Richardton, North Dakota in Stark County, in the western half of North Dakota. We selected the Richardton site because of its proximity to existing coal supplies and accessibility to road and rail transportation. Our plant is served by the Burlington Northern and Santa Fe Railway Company.

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

Ethanol

We have an exclusive marketing agreement with RPMG for the purposes of marketing and distributing all of the ethanol we produce at the ethanol plant. Because we are an owner of RPMG, LLC, our marketing fees are based on RPMG's actual cost to market our ethanol. Our ethanol marketing agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of our ethanol marketing agreement is perpetual, until it is terminated according to the terms of the agreement. The primary reasons the ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the agreement which is not cured, or if we give advance notice to RPMG that we would like to terminate the agreement. Notwithstanding our right to terminate the ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination, we agreed to accept an assignment of certain railcar leases which RPMG has secured to service us. If the ethanol marketing agreement is terminated, it would trigger a redemption of our ownership interest in RPMG, LLC.

Distillers Grains

On August 29, 2013, we executed a distillers grain marketing agreement with RPMG effective starting on October 1, 2013. Pursuant to the marketing agreement, RPMG will market all of the dried distillers grains we produce and we will continue to internally market our modified/wet distillers grains. Due to the fact that we are a part owner of RPMG, LLC, RPMG will only charge us its actual cost of marketing our distillers grains to its customers.  The initial term of the marketing agreement was one year and thereafter the agreement renews for additional one year periods unless we elect not to renew the agreement. The agreement may be terminated by either party based on certain events described in the agreement or based on the bankruptcy or insolvency of either party. Prior to October 1, 2013 our distillers grains were marketed by CHS, Inc.

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

New Products and Services

We did not introduce any new products or services during our 2014 fiscal year.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 18.5 million bushels of corn during our 2014 fiscal year, or approximately 51,000 bushels per day, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During 2014, we were able to secure sufficient corn to operate the plant and do not anticipate any problems securing enough corn during 2015.   Almost all of our corn is supplied from farmers and local elevators in North Dakota and South Dakota. During our 2014 fiscal year, the average price we paid per bushel of corn decreased significantly due to a large corn crop which was harvested in the fall of 2013 and favorable growing conditions during 2014 which led to a large corn crop which was harvested in the fall of 2014. As a result of these large corn crops, we have not had difficulty securing the corn we require for our operations and corn prices have been favorable. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problem during our 2015 fiscal year.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices similar to what we experienced during 2013.

Corn prices are also impacted by world supply and demand, the price of other commodities, current and anticipated stocks, domestic and export prices and supports and the government's current and anticipated agricultural policy.  The price of corn was volatile during our 2014 fiscal year and we anticipate that it may be volatile again in the future.  We anticipate that increases in the price of corn, which are not offset by corresponding increases in the prices we receive from the sale of our products, could have a negative impact on our financial performance.

Coal

Coal is also an important input to our manufacturing process. During our 2014 fiscal year, we used approximately 82,000 tons of coal.  Our plant was originally designed to run on lignite coal, however, we experienced problems running on lignite during start up which caused us to change to sub-bituminous Powder River Basin ("PRB") coal. We are in the process of converting our ethanol plant from a coal fired plant to a natural gas based ethanol plant. We anticipate this project will be completed by the end of the first quarter of our 2015 fiscal year.

We purchase the coal needed to power our ethanol plant from a supplier under a contract which specifies quantity and price. Our coal supply contract expires annually at the end of December and we anticipate continuing to renew the coal supply contract as necessary in the future without a minimum use requirement due to our anticipated conversion to natural gas. We believe we could obtain alternative sources of PRB coal if necessary, though we could suffer delays in delivery and higher prices that could hurt our business and reduce our profits. We believe there is a sufficient supply of coal from the PRB coal regions in Wyoming and Montana to meet our demand for PRB coal.

Electricity

The production of ethanol uses significant amounts of electricity. We entered into a contract with Roughrider Electric Cooperative to provide our needed electrical energy.   This contract is scheduled for renewal in August 2016. This contract automatically renews unless either party gives notice of its intent not to renew the agreement.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons per year.  We anticipate receiving adequate water supplies during our 2015 fiscal year.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. Our primary sources of working capital are cash from our operations as well as our revolving line-of-credit with First National bank of Omaha (FNBO). During our 2014 fiscal year we used a portion of our working capital for capital improvements related to our natural gas conversion project. Management anticipates that we will have sufficient working capital to operate at capacity during our 2015 fiscal year without seeking additional sources of equity or debt financing. However, if we experience unfavorable operating conditions during our 2015 fiscal year, it is possible we may need to secure additional sources of working capital.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace. As of December 11, 2014, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.1 billion gallons of ethanol annually. The RFA also estimates that approximately 3% of the ethanol production capacity in the United States is currently idled. The ethanol industry is continuing to experience consolidation where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, LP, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,762	—	12%
POET Biorefining	1,626	—	11%
Valero Renewable Fuels	1,240	—	8%
Green Plains Renewable Energy	1,004	—	7%
Flint Hills Resources	760	—	5%

Updated: December 11, 2014

Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, we have experienced increased competition from oil companies who have purchased ethanol production facilities, including Valero Renewable Fuels and Flint Hills Resources, which are subsidiaries of larger energy companies. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. The drought that occurred during 2012 and 2013 led to some areas of the United States with very poor corn crops and other areas with plentiful corn crops. Ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized decreased corn crops.

A handful of companies have begun construction or completed commercial scale cellulosic ethanol plants. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. However, in the future we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

If the RFS were to be repealed or modified, ethanol demand may be significantly impacted. The RFS for 2014 as set out in the statute was approximately 18.15 billion gallons, of which corn based ethanol could be used to satisfy approximately 14.4 billion gallons. The statutory volume requirement of the RFS for 2015 is approximately 20.5 billion gallons, of which corn based ethanol can be used to satisfy approximately 15.0 billion gallons. However, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget ("OMB") for review on August 22, 2014. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 renewable volume obligation which can be satisfied by corn based ethanol by approximately 1.9 billion gallons.

In February 2010, the EPA issued regulations governing the RFS. These regulations have been called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E15 and E85 used in flex fuel vehicles.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, E15 has not had an immediate impact on ethanol demand in the United States.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2014 fiscal year, we incurred costs and expenses of approximately $1,279,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal will positively impact our environmental compliance costs.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling. In addition, a state court in California recently required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff could result in decreased exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

Employees

As of December 15, 2014, we had 48 full-time employees. We anticipate that we will have approximately 48 full-time employees during the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for our 2014, 2013 and 2012 fiscal years were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where our products are marketed and we have limited control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Risks Related to the Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol during our 2014 fiscal year which may not continue to occur during our 2015 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2015 fiscal year if the corn-based ethanol use requirement in the RFS is reduced as was proposed by the EPA in November 2013. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

If exports of ethanol are reduced, including as a result of the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2014 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe due to current low ethanol prices, if ethanol prices increase, these exports to the European Union may cease as a result of the tariff. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced by rail, the primary manner in which our ethanol is transported to the market. Management anticipates that slower rail transportation will continue to be a problem during our 2015 fiscal year, especially during winter months when rail transportation can be affected by poor weather conditions. If we are unable to transport our ethanol by rail, it may require that we reduce production or cease production altogether if we run out of ethanol storage capacity. Further, our ethanol inventory may increase due to the difficulty we may experience shipping our ethanol which can impact our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments may continue for some period of time until the rail transportation capacity in the United States increases. These delays in shipping our products may have a negative impact on our financial performance which may negatively impact our ability to operate the ethanol plant profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles.  Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 134 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry has reached and surpassed this blend wall.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol are a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15.  Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.  This could reduce or eliminate the value of our units.

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

As of December 15, 2014, there were 920 holders of record of our Class A units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2013 1st	$—	$—	$—	—
2013 2nd	$0.50	$0.50	$0.50	100,068
2013 3rd	$0.50	$0.50	$0.50	50,000
2013 4th	$0.50	$0.50	$0.50	30,000
2014 1st	$0.50	$0.55	$0.51	70,000
2014 2nd	$0.59	$0.90	$0.70	135,000
2014 3rd	$0.90	$1.00	$0.99	85,000
2014 4th	$0.90	$1.45	$0.98	310,326

DISTRIBUTIONS

We did not make any distributions to our members during our 2013 fiscal year and made a $0.05 per unit distribution for a total distribution of $2,007,452 during our 2014 fiscal year. Distributions are payable at the discretion of our Board, subject to the provisions of the North Dakota Limited Liability Company Act and our Member Control Agreement. Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow. These loan covenants and restrictions are described in greater detail under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." A unit holder's distribution is determined based on their pro-rata ownership interest in the Company, by dividing the number of units owned by such unit holder by the total number of units outstanding.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since September 30, 2009, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on September 30, 2009. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of September 30, 2012 and 2011 and December 31, 2010 and the selected income statement data and other financial data for the period ended September 30, 2011 and the fiscal year ended December 31, 2010 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2014 and 2013 and the selected statement of operations data and other financial data for the fiscal years ended September 30, 2014, 2013 and 2012 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	Fiscal Year Ended			Nine-Month Transition Period Ended	Fiscal Year Ended
Statement of Operations Data:	September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011	December 31, 2010
Revenues	$139,122,644	$154,790,603	$131,458,769	$112,290,222	$109,895,184

Cost of Goods Sold	106,047,180	151,588,287	136,013,928	108,137,084	95,946,218

Gross Profit (Loss)	33,075,464	3,202,316	(4,555,159)	4,153,138	13,948,966

General and Administrative	2,200,809	2,145,733	2,224,351	1,972,679	3,116,212

Operating Income (Loss)	30,874,655	1,056,583	(6,779,510)	2,180,459	10,832,754

Other Income (Expense)	(284,321)	(422,420)	2,081,535	1,671,836	(1,803,982)

Net Income (Loss)	$30,590,334	$634,163	$(4,697,975)	$3,852,295	$9,028,772

Weighted Average Units Outstanding - Basic	40,148,160	40,151,941	40,204,971	40,193,973	40,193,973

Weighted Average Units Outstanding - Diluted	40,148,160	40,153,201	40,217,471	40,213,973	40,193,973

Net Income (Loss) Per Unit - Basic and Diluted	$0.76	$0.02	$(0.12)	$0.10	$0.22

Balance Sheet Data:	September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011	December 31, 2010
Current Assets	$40,622,512	$16,511,489	$17,716,814	$24,318,071	$22,292,500

Net Property and Equipment	51,479,515	52,193,186	55,372,225	63,363,997	66,544,644

Total Assets	95,658,429	71,740,861	75,748,166	89,197,878	89,924,953

Current Liabilities	18,756,713	10,958,459	12,184,043	42,060,094	20,451,155

Long-Term Liabilities	5,647,712	18,111,281	21,527,164	361,353	26,569,662

Members' Equity	71,254,004	42,671,121	42,036,959	46,776,431	42,904,136

Book Value Per Unit	$1.77	$1.06	$1.05	$1.17	$1.07

Dividends Declared Per Unit	$0.05	$—	$—	$—	$—
* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Fiscal Year Ended September 30, 2014 and 2013

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2014 and 2013:

	Fiscal Year Ended September 30, 2014		Fiscal Year Ended September 30, 2013
Statement of Operations Data	Amount	%	Amount	%
Revenues	$139,122,644	100.00	$154,790,603	100.00
Cost of Goods Sold	106,047,180	76.23	151,588,287	97.93
Gross Profit	33,075,464	23.77	3,202,316	2.07
General and Administrative Expenses	2,200,809	1.58	2,145,733	1.39
Operating Income	30,874,655	22.19	1,056,583	0.68
Other Expense	(284,321)	(0.20)	(422,420)	(0.27)
Net Income	$30,590,334	21.99	$634,163	0.41

The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal years ended September 30, 2014 and 2013.

	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013
Production:
Ethanol sold (gallons)	51,533,962	51,528,405
Dried distillers grains sold (tons)	105,896	91,304
Modified distillers grains sold (tons)	54,202	83,052
Corn oil sold (pounds)	10,197,970	7,988,680
Revenues:
Ethanol average price per gallon (net of hedging)	$2.19	$2.31
Dried distillers grains average price per ton	172.52	240.78
Modified distillers grains average price per ton	81.73	122.08
Corn oil average price per pound	0.27	0.31
Primary Inputs:
Corn ground (bushels)	18,487,062	18,556,113
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.24	$6.80
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.113	$0.088
Denaturant cost	0.054	0.051
Electricity cost	0.051	0.053
Direct labor cost	0.057	0.050

Revenue

For our 2014 fiscal year, ethanol sales comprised approximately 81% of our revenues, distillers grains sales comprised approximately 17% of our revenues and corn oil sales comprised approximately 2% of our revenues. For our 2013 fiscal year, ethanol sales comprised approximately 77% of our revenues, distillers grains sales comprised approximately 21% of our revenues and corn oil sales comprised approximately 2% of our revenues.

Our total revenue for our 2014 fiscal year was less compared to our 2013 fiscal year due to lower average prices for our products, particularly our distillers grains. However, due to the fact that our cost of goods sold decreased even more than our revenues, we experienced favorable operating margins during our 2014 fiscal year. These favorable operating margins resulted in significantly greater net income during our 2014 fiscal year compared to our 2013 fiscal year.

Ethanol

The average price we received for our ethanol was approximately 5% less for our 2014 fiscal year compared to our 2013 fiscal year. Management attributes this decrease in the average price we received for our ethanol during our 2014 fiscal year with lower corn and gasoline prices and uncertainty regarding ethanol demand due to the proposed change to the 2014 corn-based ethanol renewable volume obligation (RVO) under the Federal RFS. However, ethanol prices were positively impacted by several factors during our 2014 fiscal year, mainly shipping logistics issues which constricted the supply of ethanol in the market and increased ethanol prices along with increased ethanol exports during our 2014 fiscal year compared to our 2013 fiscal year. Management attributes these increases in ethanol exports with the lower market ethanol prices which made United States ethanol more cost competitive in the global market.

Management anticipates that ethanol prices will remain lower during our 2015 fiscal year, especially if uncertainty continues regarding whether the ethanol use requirements in the RFS will be reduced by the EPA. Any reduction in demand for ethanol as a result of a reduction in the RFS could reduce ethanol prices and impair our ability to operate at a profit. Further, if ethanol exports are lower during our 2015 fiscal year, it could negatively impact market ethanol prices. However, ethanol prices could be supported by rail shipping logistics challenges which management believes will resurface during the winter months of our 2015 fiscal year. Management believes that the railroads do not have sufficient crews, locomotives, track and other infrastructure to meet existing demand. As a result, we may continue to experience slower rail shipping times which can reduce the amount of ethanol which is available in the market and can positively impact average ethanol prices. If these rail shipping delays occur, we may be periodically forced to slow or cease production which could impact our total annual production during our 2015 fiscal year as it did during our 2014 fiscal year.

We sold a comparable number of gallons of ethanol during our 2014 fiscal year and our 2013 fiscal year. However, management expects that our ethanol sales may be lower during our 2015 year as we expect rail shipping delays will impact our ability to ship our products which may impact our ability to operate our ethanol plant at full capacity. Many ethanol producers had to slow or cease production during 2014 due to these rail shipping logistics challenges which management expects will continue and may negatively impact our ability to operate at capacity during our 2015 fiscal year.

We experienced a loss of approximately $7.9 million in our ethanol derivative instruments which decreased our revenue and a gain of approximately $3.0 million in soybean oil derivative instruments which increased our revenue during our 2014 fiscal year. We had no gains or losses on derivative instruments during our 2013 fiscal year which impacted our revenue.

Distillers Grains

The average price we received for our distillers grains during our 2014 fiscal year was significantly less than the average price we received during our 2013 fiscal year primarily due to significantly lower corn prices and increased corn supplies. Since distillers grains are typically used as an animal feed substitute for corn, when corn prices are lower and corn is more readily available in the market, it leads to a reduction in distillers grains demand and ultimately prices. The average price we received for our dried distillers grains was approximately 28% less during our 2014 fiscal year compared to our 2013 fiscal year. The average price we received for our modified/wet distillers grains was approximately 33% less during our 2014 fiscal year compared to our 2013 fiscal year. Management anticipates that distillers grains prices will continue to track corn prices. Recently, export demand for distillers grains has been impacted by distillers grains shipments which have been rejected by the Chinese. These export disruptions have negatively impacted distillers grains prices and demand. Management anticipates that these trade disruptions could result in further distillers grains price volatility. As a result of China enforcing an effective ban on distillers grains and corn produced in the United States, management anticipates that both corn and distillers grains prices will remain lower as the supply of corn in the United States exceeds demand. Management anticipates that distillers grains prices may remain lower as the industry seeks to open new markets for our products.

We produced less total tons of distillers grains during our 2014 fiscal year compared to our 2013 fiscal year primarily because of our increased production of corn oil. Each pound of corn oil we produce has the effect of reducing the tons of distillers grains we produce. Management believes that due to the relative values of the corn oil to the increased tons of distillers grains, it makes sense to continue to separate corn oil from our distillers grains. Management anticipates that distillers grains production will continue to mirror our total ethanol production. However, if we increase or decrease the amount of corn oil we remove from our distillers grains, it will have a corresponding effect on our total distillers grains production.

Corn Oil

The average price we received for our corn oil was approximately 13% less during our 2014 fiscal year compared to our 2013 fiscal year primarily due to lower corn oil demand and lower corn prices. Corn oil demand was lower due to decreased demand from biodiesel producers who were negatively impacted by the expiration of the biodiesel blenders' tax credit and uncertainty regarding biodiesel demand in light of anticipated changes to the 2014 RVO under the Federal RFS. In addition, corn oil prices are typically impacted by corn prices which have been lower during our 2014 fiscal year compared to our 2013 fiscal year. Management expects that corn oil prices will remain lower as additional corn oil supply continues to enter the market with relatively weak corn oil demand. Other corn oil users have increased demand due to recent lower prices but this additional demand has not been enough to push up market corn oil prices.

We significantly increased our corn oil sales by approximately 28% during our 2014 fiscal year compared to our 2013 fiscal year due to increased production efficiency in our corn oil extraction process. Management anticipates that corn oil production will level off during our 2015 fiscal year as we believe we are currently operating our corn oil extraction equipment at capacity. However, as other producers have experienced, the amount of corn oil contained in the corn we used in the ethanol production process can greatly impact the amount of corn oil we can extract from our distillers grains which can have an impact on our corn oil production. Management believes it is too early to say how much corn oil we will be able to extract from the corn we are using in the ethanol production process during the beginning of our 2015 fiscal year.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. During our 2014 fiscal year we commenced a project to convert our ethanol plant from a coal fired plant to a natural gas based ethanol plant. We anticipate this project will be completed during the first quarter of our 2015 fiscal year. As a result, we do not anticipate that we will be dependent on coal prices moving forward but will instead be impacted by changing natural gas prices. Our total cost of goods sold was approximately 30% less for our 2014 fiscal year compared to our 2013 fiscal year due to significantly lower market corn prices during the 2014 period.

Corn Costs

Our cost of goods sold related to corn was approximately 38% less during our 2014 fiscal year compared to our 2013 fiscal year due to significantly lower market corn prices during our 2014 fiscal year. We used a comparable number of bushels of corn during our 2014 fiscal year and our 2013 fiscal year, however the average price we paid per bushel of corn was approximately 38% less during our 2014 fiscal year compared to our 2013 fiscal year. Market corn prices were lower during our 2014 fiscal year compared to our 2013 fiscal year due to the record corn crop which was harvested in the fall of 2013 and favorable growing conditions which led to a large corn crop during the fall of 2014. This increase in the supply of corn in the United States was not met by comparable demand which has resulted in a significant reduction in corn prices. Exports of corn to China all but ceased during our 2014 fiscal year when China commenced rejecting loads of corn from the United States which contained a corn hybrid trait which is not approved in China. The reduction in corn exports to China increased the domestic supply of corn and has resulted in lower prices. Further, rail shipping logistics issues have negatively impacted some corn producer's ability to ship corn by rail which has resulted in localized lower corn prices, especially in North Dakota which has favorably impacted the price we paid per bushel of corn. In addition, uncertainty regarding the RFS may continue to negatively impact corn prices. If the RVO under the Federal RFS for corn-based ethanol is reduced, it may decrease demand for corn further and may result in even lower corn prices. Management anticipates that corn prices will remain lower during our 2015 fiscal year and may continue lower unless the supply of corn drops due to a poor crop during 2015 or an increase in corn demand. Management believes that without a significant increase in export demand for corn, corn supply will exceed demand in the near term.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At September 30, 2014, we had forward corn purchase contracts for various delivery periods through July 2015 for a total commitment of approximately $19.3 million for a total of approximately 4.5 million bushels of corn. We also had a commitment to purchase 1 million bushels of corn at September 30, 2014 which had not yet been priced. The price for these bushels of corn will be set when they are purchased at the July 2015 index price less basis. We had a gain of approximately $8.6 million related to our corn derivative instruments which decreased our cost of goods sold during our 2014 fiscal year. We had a gain of approximately $779,000 related to our corn derivative instruments during our 2013 fiscal year which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were higher during our 2014 fiscal year compared to our 2013 fiscal year due to higher coal costs per ton during the 2014 period. We used a comparable number of tons of coal during our 2014 fiscal year and our 2013 fiscal year. Management anticipates using natural gas as the fuel source for the heat we require to operate the ethanol plant in the future as we implement our natural gas conversion process. Once this project is complete, we will be operating primarily on natural gas.

General and Administrative Expenses

Our general and administrative expense was slightly higher during our 2014 fiscal year compared to our 2013 fiscal year due primarily to additional bank fees related to a letter of credit we established during the 2014 period.

Other Income/Expense

We had more interest income during our 2014 fiscal year compared to our 2013 fiscal year due to having more cash on hand during the 2014 period. Our interest expense was lower during our 2014 fiscal year compared to our 2013 fiscal year due to having lower balances on our loans during the 2014 period. Our other income was significantly lower during our 2014 fiscal year compared to our 2013 fiscal year due to a decrease in our grant income related to an alternative fuel tax credit.

Comparison of the Fiscal Year Ended September 30, 2013 to the Fiscal Year Ended September 30, 2012

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

The average ethanol sales price we received for our 2013 fiscal year increased by approximately 6% when compared to the same period in 2012. Management attributed this increase in ethanol prices with higher energy prices generally, particularly during our first three quarters of 2013, along with less ethanol imports from Brazil during our 2013 fiscal year compared to the same period of 2012. Many fuel blenders purchased a significant amount of excess ethanol towards the end of 2011 in order to receive the VEETC blenders' credit before it expired on December 31, 2011, which resulted in excess ethanol supply during our 2012 fiscal year. Further, ethanol demand was lower during our 2012 fiscal year due to lower gasoline demand which negatively impacted ethanol prices during our 2012 fiscal year. Since ethanol is primarily blended with gasoline for sale in the United States, when domestic gasoline demand decreases, so does demand for ethanol. In addition, ethanol prices can be impacted by corn prices, with ethanol prices typically increasing when corn prices increase. However, this correlation is not always proportionate, so changing corn prices are not always offset by proportionate changes in ethanol prices.

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

We had significantly more corn oil revenue during our 2013 fiscal year compared to the same period of 2012 due to increased corn oil production, partially offset by lower average corn oil prices. We produced nearly four times as many pounds of corn oil during our 2013 fiscal year compared to our 2012 fiscal year due to the fact that we operated our corn oil extraction equipment throughout our 2013 fiscal year and our equipment was only operational for a portion of our 2012 fiscal year. In addition, we improved the efficiency with which we extracted corn oil during our 2013 fiscal year which improved our corn oil yield. We also increased our total production of ethanol during our 2013 fiscal year compared to the same period of 2012 which positively impacted the amount of corn oil we produced.

The average price we received for our corn oil was approximately 6% less during our 2013 fiscal year compared to the same period of 2012 due to increased corn oil supplies in the market and relatively flat corn oil demand. As more ethanol producers started producing corn oil, the supply of corn oil in the market increased without corresponding increases in corn demand, which negatively impacted corn oil prices. Further, demand for corn oil from the biodiesel industry was lower than many expected which resulted in lower corn oil prices. Some industrial users of corn oil increased purchases of corn oil during our 2013 fiscal year due to its lower price compared to other vegetable oils, however, this increase in demand was not enough to increase market corn oil prices.

Cost of Good Sold

Our cost of goods sold was higher for our 2013 fiscal year compared to 2012 fiscal year primarily due to an increase in our corn and coal consumption due to our increased production and higher corn prices. The average price we paid per bushel of corn was approximately 4% greater for our 2013 fiscal year compared to our 2012 fiscal year due to higher market corn prices, particularly during our first three quarters of 2013. Management attributed this increase in corn prices during our 2013 fiscal year to drought conditions, both during 2012 and 2013, which resulted in decreased corn carryover and concerns regarding the quality and quantity of corn that would be harvested in the fall of 2013. However, as harvest approached in 2013, corn prices decreased due to higher corn production estimates and more favorable weather conditions.

During our 2013 fiscal year, we included a larger market price adjustment to our corn and ethanol inventory and forward contracts, which increased our cost of goods sold for our 2013 fiscal year compared to the same period of 2012. We had a loss on firm purchase commitments of $1,091,000 during our 2013 fiscal year compared to $132,000 during our 2012 fiscal year which resulted in a larger increase in our cost of goods sold during the 2013 period. We had a loss on our lower of cost or market adjustment for our inventory of $665,300 during our 2013 fiscal year compared to $327,000 during our 2012 fiscal year which resulted in a larger increase in our cost of goods sold during the 2013 period. In addition, we experienced a gain of approximately $779,000 on our corn derivative instruments which decreased our cost of goods sold during our 2013 fiscal year. We experienced a loss of approximately $451,000 on our corn derivative instruments which increased our cost of goods sold during our 2012 fiscal year. In addition to the increase in corn prices, we consumed approximately 5% more bushels of corn during our 2013 fiscal year compared to our 2012 fiscal year due to increased production at the ethanol plant.

Our cost of goods sold related to coal costs increased during our 2013 fiscal year compared to our 2012 fiscal year due to increased coal consumption, partially offset by lower average coal prices. We consumed approximately 18% more tons of coal during our 2013 fiscal year compared to our 2012 fiscal year because of increased production at our ethanol plant. In addition, the average price we paid per ton of coal purchased was approximately 9% lower during our 2013 fiscal year compared to our 2012 fiscal year due to higher shrinkage/physical adjustments made during the 2012 fiscal year.

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

Other Income/Expense

Our interest income was higher during our 2013 fiscal year compared to our 2012 fiscal year due to having more accounts receivable from customers during the 2013 period. Our other income was significantly lower during our 2013 fiscal year compared to our 2012 fiscal year primarily due to a significant decrease in our grant income related to an alternative fuel tax credit. We had a comparable amount of interest expense during our 2013 fiscal year compared to our 2012 fiscal year due to the net effect of having lower balances outstanding on our loans offset by higher interest rates.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2014 and 2013

Current Assets. We had more cash and equivalents on our balance sheet at September 30, 2014 compared to September 30, 2013 due to our improved profitability and increased net income. We had less accounts receivable at September 30, 2014 compared to September 30, 2013 due primarily to timing issues related to our fiscal year end and the amount of gallons of ethanol we had sold for which we had not yet received payment. We had a significant amount of unrealized gains on our risk management positions as of September 30, 2014 which resulted in an asset related to our derivative instruments at September 30, 2014. We had more inventory on hand at September 30, 2014 compared to September 30, 2013 due to having significantly more bushels of corn inventory, partially offset by lower corn prices.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at September 30, 2014 compared to September 30, 2013 due primarily to our natural gas conversion project. However, the net value of our property, plant and equipment was lower at September 30, 2014 due to depreciation. We had a significant amount of construction in progress at September 30, 2014 primarily due to our natural gas conversion project.

Other Assets. Our other assets were comparable at September 30, 2014 and September 30, 2013 with increased patronage equity related to our electric provider which is a cooperative.

Current Liabilities. We had no disbursements in excess of our bank balances as of September 30, 2014 compared to approximately $3.1 million at September 30, 2013 due to improved profitability. Checks we have outstanding which are in excess of cash balances are paid from our line of credit. Our accounts payable was lower at September 30, 2014 compared to September 30, 2013 due to decreased corn payables primarily because of lower market corn prices. Our accrued expenses were significantly higher at September 30, 2014 compared to September 30, 2013 due to increased corn purchases we made which were not yet priced. We had a significant accrued loss on firm purchase commitments as of September 30, 2014 compared to September 30, 2013 related to decreasing corn prices which are used to value our firm purchase commitments. We had less current maturities of long-term debt at September 30, 2014 compared to September 30, 2013 due to amounts we paid on our long-term revolving loan during our 2014 fiscal year.

Long-term Liabilities. Our long-term liabilities were lower at September 30, 2014 compared to September 30, 2013, due to scheduled quarterly loan payments we made during our 2014 fiscal year along with payments we made on our long-term revolving loan.

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

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes. We primarily expect to use cash from our operations and our revolving line of credit to complete our natural gas conversion project and we do not expect to require additional debt or equity financing to complete these plant upgrades. We declared a distribution on March 20, 2014 of $0.05 per membership unit for a total distribution of $2,007,408. The distribution was paid on April 9, 2014.

The following table shows cash flows for the fiscal years ended September 30, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$36,631,968	$2,744,252
Net cash (used in) investing activities	(3,399,172)	(838,549)
Net cash (used in) financing activities	(11,281,537)	(1,905,703)
Net increase in cash	$21,951,259	$—
Cash and cash equivalents, end of period	$21,952,259	$1,000

Cash Flow from Operations

Our operations provided more cash during our 2014 fiscal year compared to our 2013 fiscal year due to improved operating margins which resulted in a significant increase in our net income during the 2014 period. Volatility in the commodities markets also impacted our cash flows for our 2014 fiscal year more than during our 2013 fiscal year.

Cash Flow from Investing Activities

We used more cash for capital expenditures during our 2014 fiscal year compared to our 2013 fiscal year related to ordinary repair and replacement of equipment at the ethanol plant and due to our natural gas conversion project. We also sold a residence adjacent to the ethanol plant during the 2013 period which provided cash from investing activities.

Cash Flow from Financing Activities

We used significantly more cash for financing activities during our our 2014 fiscal year compared to our 2013 fiscal year, primarily due to increased debt repayments during the 2014 period compared to the 2013 period. As of the end of our 2014 fiscal year, we no longer had any disbursements in excess of our bank balances which decreased cash during the 2014 period. We also repaid more of our short-term loan during our 2014 fiscal year compared to our 2013 fiscal year which used more cash during the 2014 period. Finally, we paid a distribution during our 2014 fiscal year and we did not pay a distribution during our 2013 fiscal year.

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

The following table shows cash flows for the fiscal years ended September 30, 2013 and 2012:

	2013	2012
Net cash provided by (used in) operating activities	$2,744,252	$(198,828)
Net cash (used in) investing activities	(838,549)	(3,233,449)
Net cash (used in) financing activities	(1,905,703)	(1,239,720)
Net decrease in cash	$—	$(4,671,997)
Cash and cash equivalents, end of period	$1,000	$1,000

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

Cash Flow from Financing Activities

We used more cash for financing activities during our 2013 fiscal year compared to our 2012 fiscal year due to an increase in our disbursements in excess of our bank balances which are paid from our line-of-credit. We had a comparable amount of repayments on our credit facilities with FNBO during both our 2013 fiscal year and our 2012 fiscal year.

Capital Expenditures

The Company had approximately $3,327,000 in construction in progress as of September 30, 2014 related to costs incurred for a project to convert the plant from using coal as the fuel source to natural gas. During the fiscal year ended September 30, 2014, the Company placed in service approximately $85,000 in capital projects with the majority of these costs related to related to additional costs for our scrubber and pump projects along with costs associated with our natural gas conversion project.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of September 30, 2014. This revolving line-of-credit matures on February 28, 2015. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.66% as of September 30, 2014.

Long-Term Debt Sources

As of September 30, 2014, our long-term debt consisted of a term loan and a long-term revolving line-of-credit. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Range of Estimated
Term Note	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	Quarterly Principal Payment Amounts	Notes
Term Note	14.60	17.00	3.74%	3.77%	$500,000	1, 2
Long-Term Revolving Note	—	3.71	3.74%	3.77%	$125,000	1, 2, 3
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

Excess Cash Flow Payments

We are required to make a prepayment on our Term Loan within 120 days of the end of each of our fiscal years in an amount equal to 25% of our excess cash flow. Excess cash flow is defined in our loan agreement as our adjusted EBITDA earnings less scheduled payments which are due on our loans. Our adjusted EBITDA is calculated by reducing our EBITDA by approved capital expenditures and distributions we make during our fiscal year. Due to our increased profitability during our 2014 fiscal year, the excess cash flow payment will be approximately $7.2 million for our 2014 fiscal year which will reduce the amount of our long-term loan.

As of September 30, 2014, we were in compliance with our loan covenants.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2014:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *	$14,579,000	$9,217,000	$5,362,000	$—	$—
Corn purchases **	27,542,232	27,542,232	—	—	—
Water purchases	636,000	424,000	212,000	—	—
Operating lease obligations	1,153,701	393,751	625,550	134,400	—
Capital leases	60,056	49,343	7,792	2,921	—
Total	$43,970,989	$37,626,326	$6,207,342	$137,321	$—
* - We used the variable interest rates in effect as of September 30, 2014 (see Note 5 to our audited financial statements)
** - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2014 for basis contracts that had not yet been fixed.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point during our 2015 fiscal year, but as of September 30, 2014 we have not received any instructions from the Industrial Commission.

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

As of September 30, 2014, we had approximately 4.5 million bushels of corn under fixed price contracts.  As of September 30, 2014 some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $3,270,000 was recorded.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our Term Note which bears a variable interest rate. We anticipate that a hypothetical 1% change in the interest rate on our Term Note as of September 30, 2014, would cause an adverse change to our income in the amount of approximately $146,000 for a 12 month period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

We have audited the accompanying balance sheets of Red Trail Energy, LLC as of September 30, 2014 and 2013 and the related statements of operations, changes in members' equity, and cash flows for the twelve-month periods ended September 30, 2014 and 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Trail Energy, LLC as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the twelve-month periods ended September 30, 2014, 2013 and 2012 in conformity with U.S. generally accepted accounting principles.

Fargo North Dakota
December 15, 2014

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2014	September 30, 2013

Current Assets
Cash and equivalents	$21,952,259	$1,000
Restricted cash	—	153,210
Accounts receivable, primarily related party	1,011,411	4,048,686
Other receivables	617,955	42,472
Commodities derivative instruments, at fair value	3,615,151	—
Inventory	13,318,724	12,189,693
Prepaid expenses	107,012	76,428
Total current assets	40,622,512	16,511,489

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	5,498,862	5,492,612
Plant and equipment	77,739,946	77,660,841
Construction in progress	3,326,725	25,885
	91,529,333	88,143,138
Less accumulated depreciation	40,049,818	35,949,952
Net property, plant and equipment	51,479,515	52,193,186

Other Assets
Debt issuance costs, net of amortization	45,962	64,046
Investment in RPMG	605,000	605,000
Patronage equity	2,865,440	2,325,640
Deposits	40,000	41,500
Total other assets	3,556,402	3,036,186

Total Assets	$95,658,429	$71,740,861

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2014	September 30, 2013

Current Liabilities
Disbursements in excess of bank balances	$—	$3,126,883
Accounts payable	3,052,375	3,577,647
Accrued expenses	3,167,994	1,052,314
Commodities derivative instruments, at fair value	—	48,638
Accrued loss on firm purchase commitments (see note 4)	3,270,000	203,000
Current maturities of long-term debt	9,266,343	2,949,977
Total current liabilities	18,756,712	10,958,459

Long-Term Liabilities
Notes payable	5,372,713	17,836,281
Contracts payable	275,000	275,000
Total long-term liabilities	5,647,713	18,111,281

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	71,254,004	42,671,121

Total Liabilities and Members’ Equity	$95,658,429	$71,740,861

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Twelve-Month	Twelve-Month	Twelve-Month
	Period Ended	Period Ended	Period Ended
	September 30, 2014	September 30, 2013	September 30, 2012

Revenues, primarily related party	$139,122,644	$154,790,603	$131,458,769

Cost of Goods Sold
Cost of goods sold	101,578,180	149,831,987	135,554,928
Lower of cost or market inventory adjustment	1,199,000	665,300	327,000
Loss on firm purchase commitments	3,270,000	1,091,000	132,000
Total Cost of Goods Sold	106,047,180	151,588,287	136,013,928

Gross Profit (Loss)	33,075,464	3,202,316	(4,555,159)

General and Administrative Expenses	2,200,809	2,145,733	2,224,351

Operating Income (Loss)	30,874,655	1,056,583	(6,779,510)

Other Income (Expense)
Interest income	94,770	61,780	55,647
Other income	235,255	456,859	2,960,920
Interest expense	(614,346)	(941,059)	(935,032)
Total other income (expense), net	(284,321)	(422,420)	2,081,535

Net Income (Loss)	$30,590,334	$634,163	$(4,697,975)

Weighted Average Units Outstanding
Basic	40,148,160	40,151,941	40,204,971

Diluted	40,148,160	40,153,201	40,217,471

Net Income (Loss) Per Unit
Basic	$0.76	$0.02	$(0.12)

Diluted	$0.76	$0.02	$(0.12)

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Twelve-Month Periods Ended September 30, 2014, 2013 and 2012

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Units	Amount	Total Member Equity

Balance - September 30, 2011	40,193,973	37,810,408	76,825	9,094,338	180,000	(205,140)	46,776,431
Unit-based compensation	20,000	—	(12,800)	—	(20,000)	22,800	10,000
Units repurchased	(35,813)	—	(29,800)	—	35,813	(21,697)	(51,497)
Net Income (Loss)	—	—	—	(4,697,975)	—	—	(4,697,975)

Balance - September 30, 2012	40,178,160	37,810,408	34,225	4,396,363	195,813	(204,037)	42,036,959
Unit-based compensation	20,000	—	(22,800)	—	(20,000)	22,800	—
Units repurchased	(50,000)	—	29,800	—	50,000	(29,800)	—
Net Income (Loss)	—	—	—	634,163	—	—	634,163

Balance - September 30, 2013	40,148,160	37,810,408	41,225	5,030,526	225,813	(211,037)	42,671,122
Unit-based compensation	—	—	—	—	—	—	—
Units repurchased	—	(85,813)	34,316	—	(85,813)	51,497	—
Distribution	—	—	—	(2,007,452)	—	—	(2,007,452)
Net Income (Loss)	—	—	—	30,590,334	—	—	30,590,334

Balance - September 30, 2014	40,148,160	$37,724,595	$75,541	$33,613,408	140,000	$(159,540)	$71,254,004

(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Twelve-Month	Twelve-Month	Twelve-Month
	Period Ended	Period Ended	Period Ended
	September 30, 2014	September 30, 2013	September 30, 2012

Cash Flows from Operating Activities
Net income (loss)	$30,590,334	$634,163	$(4,697,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,130,927	4,057,965	4,304,071
Loss (gain) on disposal of fixed assets	—	(22,353)	490
Change in fair value of derivative instruments	(3,663,789)	228,748	(201,173)
Equity-based compensation	—	—	10,000
Lower of cost or market inventory adjustment	1,199,000	665,300	327,000
Loss on firm purchase commitments	3,270,000	1,091,000	132,000
Noncash patronage equity	(539,799)	(382,415)	(1,217,566)
Change in operating assets and liabilities:
Restricted cash - commodities derivatives account including settlements	153,210	(146,306)	(6,904)
Accounts receivable	2,461,792	(298,385)	2,554,108
Other receivables	—	(2,403)	1,480,628
Inventory	(5,598,031)	(295,085)	(2,450,044)
Prepaid expenses and deposits	(30,584)	11,095	72,582
Other assets	1,500	(1,350)	—
Accounts payable and accrued expenses	1,590,408	(2,998,722)	765,842
Accrued purchase commitment losses	3,067,000	203,000	(444,000)
Cash settlements on interest rate swap	—	—	(827,887)
Net cash provided by (used in) operating activities	36,631,968	2,744,252	(198,828)

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	160,950	—
Capital expenditures	(3,399,172)	(999,499)	(3,233,449)
Net cash used in investing activities	(3,399,172)	(838,549)	(3,233,449)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	(3,126,883)	1,397,952	1,728,931
Dividends paid	(2,007,452)	—	—
Unit repurchases	—	—	(51,497)
Loan fees	—	(11,321)	(77,891)
Net advances on revolving lines-of-credit	(3,708,000)	(909,000)	4,992,000
Debt repayments	(2,439,202)	(2,383,334)	(7,831,263)
Net cash used in financing activities	(11,281,537)	(1,905,703)	(1,239,720)

Net Increase (Decrease) in Cash and Equivalents	21,951,259	—	(4,671,997)
Cash and Equivalents - Beginning of Period	$1,000	$1,000	$4,672,997
Cash and Equivalents - End of Period	21,952,259	1,000	1,000

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	634,752	954,575	1,493,420
Noncash Investing and Financing Activities
Assets acquired under capital lease	$13,247	$81,160	$—
Capital expenditures in accounts payable	$724,075	$—	—
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

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

Accounts Receivable and Concentration of Credit Risk

The Company generates accounts receivable from sales of ethanol, distillers grains and corn oil. The Company has entered into agreements with RPMG, Inc. (“RPMG”) for the marketing and distribution of the Company's ethanol, corn oil and dried distiller's grains. Under the terms of the marketing agreement, RPMG bears the risk of loss of nonpayment by their customers. The Company markets its modified distiller's grains internally. Prior to the end of the Company's 2013 fiscal year, CHS, Inc. marketed the Company's dried distillers grains.

For sales of modified distiller's grains, credit is extended based on evaluation of a customer's financial condition and collateral is not required. Accounts receivable are due 30 days from the invoice date. Accounts outstanding longer than the contractual payment terms are considered past due. Internal follow up procedures are followed accordingly. Interest is charged on past due accounts.

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of approximately $72,880 and $106,800 at September 30, 2014 and 2013, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2014 and 2013 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

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

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to income tax examinations by U.S. federal tax authorities or the states where the Company files tax returns for tax years ended on or prior to December 31, 2010.

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

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2014.

2. CONCENTRATIONS

Coal

Coal is an important input to our manufacturing process. During the fiscal year ended September 30, 2014, we used approximately 82,000 tons of coal. We have entered into a one year agreement with Westmoreland Coal Sales Company (“Westmoreland”) to supply PRB coal through December 2014 and the Company does not anticipate any problems negotiating a renewal of this contract. The Company's intentions are to renew this supply agreement with its current coal supplier. We believe there is sufficient supply of coal from the PRB coal regions in Wyoming and Montana to meet our demand for PRB coal. In addition to coal, we could use natural gas as a fuel source if our coal supply is significantly interrupted. Because we are already operating on coal, we do not expect to need natural gas unless coal interruptions impact our operations.

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol, DDGS and corn oil. RPMG purchases 100% of the ethanol, DDGS and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 59% and 80% of the Company's outstanding trade receivables balance at September 30, 2014 and 2013, respectively. Approximately 97%, 79%, and 79% of revenues are comprised of sales to RPMG for the year ended September 30, 2014, the year ended September 30, 2013 and the year ended September 30, 2012, respectively.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

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

As of:	September 30, 2014				September 30, 2013
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	1,377	6,885,000	bushels	$7,162,638	80	400,000	bushels	$(48,638)
Corn options	250	1,250,000	bushels	$(745,313)	—	—	—	$—
Soybean oil options	200	1,000,000	gal	$2,618,750	—	—	—	$—
Soybean oil futures	77	46,200	gal	$370,446	—	—	—	$—
Ethanol futures	90	3,780,000	gal	$506,436	—	—	—	$—
Total fair value				$9,912,957				$(48,638)

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

The Company recorded net settlements of approximately zero, zero and $828,000 for the twelve months ended September 30, 2014, 2013 and 2012, respectively.

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2014 and September 30, 2013:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2014	Asset	Liability
Commodity derivative instruments, at fair value	$3,615,151	$—
Total derivatives not designated as hedging instruments for accounting purposes	$3,615,151	$—

Balance Sheet - as of September 30, 2013	Asset	Liability
Commodity derivative instruments, at fair value	$—	$48,638
Total derivatives not designated as hedging instruments for accounting purposes	$—	$48,638

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2014	Amount of gain (loss) recognized in income during the year ended September 30, 2013	Amount of gain (loss) recognized in income during the year ended September 30, 2012
Corn derivative instruments	Cost of Goods Sold	$8,642,639	$778,559	$(481,703)
Ethanol derivative instruments	Revenue	(7,938,101)	—	—
Soybean oil derivative instruments	Revenue	2,957,823	—	28,476
Interest rate swaps	Interest Expense	—	—	2,126
Total		$3,662,361	$778,559	$(451,101)

4. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of September 30, 2014 and September 30, 2013 were as follows:

As of	September 30, 2014	September 30, 2013
Raw materials, including corn, chemicals and supplies	$9,962,057	$7,510,059
Work in process	893,141	1,056,340
Finished goods, including ethanol and distillers grains	661,159	1,951,155
Spare parts	1,802,367	1,672,139
Total inventory	$13,318,724	$12,189,693
Lower of cost or market adjustments for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the year ended September 30, 2014	For the year ended September 30, 2013	For the year ended September 30, 2012
Loss on firm purchase commitments	$3,270,000	$1,091,000	$132,000
Loss on lower of cost or market adjustment for inventory on hand	1,199,000	665,300	327,000
Total loss on lower of cost or market adjustments	$4,469,000	$1,756,300	$459,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2014, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $3,270,000 and $1,091,000 for the fiscal years ended September 30, 2014 and 2013, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

The Company recorded inventory valuation impairments of $1,199,000 and $665,300 for the fiscal years ended September 30, 2014 and 2013, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

5. BANK FINANCING

As of	September 30, 2014	September 30, 2013
Long-term notes payable under loan agreement to bank	$14,579,000	$20,708,000
Capital lease obligations (Note 7)	60,056	78,258
Total Long-Term Debt	14,639,056	20,786,258
Less amounts due within one year	9,266,343	2,949,977
Total Long-Term Debt Less Amounts Due Within One Year	$5,372,713	$17,836,281

The Company's notes payable consist of a term loan and a long-term revolver (LTR). As of September 30, 2014, the variable interest rate on both the term loan and the LTR was 3.74% . Both of these loans mature on April 16, 2017.

The Company also has a $10,000,000 operating line-of-credit that matures on February 28, 2015. At September 30, 2014, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.66% for amounts drawn on the operating line of credit.

Scheduled debt maturities for the twelve months ending September 30	Totals

2015	$9,266,343
2016	2,002,578
2017	2,002,597
2018	1,364,617
Thereafter	2,921
Total	$14,639,056

As of September 30, 2014, the Company was in compliance with all of its debt covenants.

Interest Expense	For the year ended September 30, 2014	For the year ended September 30, 2013	For the year ended September 30, 2012
Interest expense on long-term debt	$614,346	$941,059	$934,692
Change in fair value of interest rate swaps	—	—	(827,547)
Net settlements on interest rate swaps	$—	$—	$827,887
Total interest expense	$614,346	$941,059	$935,032

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and September 30, 2013, respectively.

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2014	Fair Value as of September 30, 2014	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$3,615,151	$3,615,151	$3,615,151	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2013	Fair Value as of September 30, 2013	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$48,638	$48,638	$48,638	$—	$—
Total	$48,638	$48,638	$48,638	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at September 30, 2014 and September 30, 2013 approximated the carrying value of approximately $14.6 million and $20.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of September 30, 2014. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

7. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $527,000 for the year ended September 30, 2014, $503,000 for the year ended September 30, 2013 and $670,000 for the year ended September 30, 2012. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	September 30, 2014	September 30, 2013
Equipment	$564,648	$564,377
Less accumulated amortization	(73,906)	(49,894)
Net equipment under capital lease	$490,742	$514,483

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

At September 30, 2014, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending September 30:

	Operating Leases	Capital Leases
2015	$393,751	$49,343
2016	279,790	2,578
2017	208,920	2,597
2018	136,840	2,617
2019	100,800	2,921
Thereafter	33,600	—
Total minimum lease commitments	$1,153,701	60,056
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$60,056

8. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2014 and 2013 there were 40,148,160 and 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 and 225,813 treasury units as of September 30, 2014 and 2013, respectively.

Total units authorized are 40,373,973 as of September 30, 2014 and 2013.

9. GRANTS

In 2006, the Company entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. The Company received $275,000 from this grant during 2006 with this amount currently shown in the liability section of the Company's Balance Sheet as Contracts Payable. Because the Company has not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, it expects to have to repay the grant and is awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin in fiscal 2015.

The Company has entered into an agreement with Job Service North Dakota for a new jobs training program. This program provides incentives to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training. The Company is eligible to receive up to approximately $270,000 over ten years. The Company received and earned approximately $9,300, $39,000 and $41,000 for the years ended September 30, 2014, 2013, and 2012, respectively.

The Company received a safety grant from North Dakota Workforce Safety and Insurance for $20,000. The grant was used to install platforms in the energy building.

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2014, the Company had various fixed price contracts for the purchase of approximately 4.5 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $19.3 million related to the 4.5 million bushels under contract. The Company also has a contract with Modern Grain Inc. in Hebron

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

to purchase 1 million bushels of corn. The purchase price for these bushels will be set at the time of purchase at the July index price less basis. The deadline for pricing these 1 million bushels is July 1, 2015. No purchase date has been set at this time.

Natural Gas Conversion

The Company has signed purchase orders to convert the energy source for the Plant from coal to natural gas. The total anticipated cost of this project is approximately $5,824,000. The Company has incurred approximately $2,938,000 in costs to date related to this project leaving approximately $2,886,000 in remaining costs. The project is expected to be completed by the end of our first quarter of our 2015 fiscal year. In conjunction with the natural gas conversion project, the Company entered into a seven year agreement for natural gas transmission which includes minimum required transmission and consumption volumes.

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $86,000, $73,000, and $75,000 to the 401k plan for the years ended September 30, 2014 and 2013, and 2012, respectively.

12. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

		September 30, 2014	September 30, 2013
Balance Sheet
Accounts receivable		$1,476,130	$3,562,404
Accounts payable		482,046	872,827

	For the twelve months ended September 30, 2014	For the twelve months ended September 30, 2013	For the nine months ended September 30, 2012
Statement of Operations
Revenues	$136,922,512	$128,293,885	$110,252,547
Realized gain on corn hedge	827,500	—	—
Cost of goods sold	1,470,961	3,058,668	2,432,609
General and administrative	78,884	101,506	103,371

Inventory Purchases	$11,397,236	$28,905,391	$23,809,605

13. INCOME TAXES

As of September 30, 2014, the book basis of assets exceeded the estimated tax basis of assets by approximately $48.4 million and as of September 30, 2013, the book basis of assets exceeded the estimated tax basis of assets by approximately $42.5 million. As of September 30, 2014, there was no difference between the book basis of liabilities and the estimated tax basis of liabilities. As of September 30, 2013, there was no difference between the book basis of liabilities and the estimated tax basis of liabilities.

14. SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

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

The Company anticipates that the results of operations during the remainder of fiscal 2015 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and drought conditions currently being experienced by much of the United States.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2014 and 2013

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Year Ended September 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$33,785,964	$41,922,206	$35,011,137	$28,403,337
Gross profit	4,622,659	4,214,753	16,607,117	7,630,935
Operating income	4,151,572	3,648,169	16,089,431	6,985,483
Net income	4,067,720	3,538,555	15,975,873	7,008,186
Net income per unit-basic and diluted	0.10	0.09	0.40	0.17

Year Ended September 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$42,258,878	$37,514,330	$43,669,509	$31,365,622
Gross profit (loss)	547,252	2,545,703	1,461,626	(1,334,529)
Operating income (loss)	21,005	2,007,135	965,239	(1,919,060)
Net income (loss)	(171,309)	1,790,968	749,392	(1,734,888)
Net income (loss) per unit-basic and diluted	—	0.04	0.02	(0.04)

Year Ended September 30, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$37,427,000	$37,123,717	$33,908,133	$22,999,919
Gross profit (loss)	955,938	(405,303)	(3,762,009)	(1,343,785)
Operating income (loss)	280,631	(979,526)	(4,266,893)	(1,813,722)
Net income (loss)	1,620,750	(908,333)	(4,291,284)	(1,119,108)
Net income (loss) per unit-basic and diluted	0.04	(0.02)	(0.11)	(0.03)

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

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2014, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the SEC.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") of 1992. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and overall control environment. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2014.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III
ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2015 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2014 fiscal year end. This proxy statement is referred to in this report as the "2015 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

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
Filed as Exhibit 10.28 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.7	Contract dated April 26, 2006, by and between the North Dakota Industrial Commission and Red Trail Energy, LLC.		Filed as Exhibit 10.29 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.8	Subordination Agreement, dated May 16, 2006, among the State of North Dakota, by and through its Industrial Commission, First National Bank and Red Trail Energy, LLC.		Filed as Exhibit 10.30 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.9	Firm Gas Service Extension Agreement, dated June 7, 2006, by and between Montana-Dakota Utilities Co. and Red Trail Energy, LLC.		Filed as Exhibit 10.31 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.10	Security Agreement and Deposit Account Control Agreement effective August 16, 2006 by and among First National Bank of Omaha and Red Trail Energy, LLC.		Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.11	Option to Purchase 200,000 Class A Membership Units of Red Trail Energy, LLC by Red Trail Energy, LLC from North Dakota Development Fund and Stark County dated December 11, 2006.		Filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

10.12	Audit Committee Charter adopted April 9, 2007.	Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.13	Senior Financial Officer Code of Conduct adopted March 28, 2007.	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.14	Member Ethanol Fuel Marketing agreement by and between Red Trail Energy, LLC and RPMG, Inc dated January 1, 2008.	Filed as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.15	Contribution Agreement by and between Red Trail Energy, LLC and Renewable Products Marketing Group, LLC dated January 1, 2008.	Filed as Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.16	Distillers Grain Marketing Agreement by and between Red Trail Energy, LLC and CHS, Inc dated March 10, 2008.	Filed as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.17	Assignment and Assumption Agreement dated April 1, 2008, by and between Commodity Specialist Company and Red Trail Energy, LLC.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (000-52033) and incorporated by reference herein.
10.18	Employment Agreement dated August 8, 2008 by and between Red Trail Energy, LLC and Mark Klimpel.	Filed as exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2008 (000-52033) and incorporated by reference herein.
10.19	Amended and Restated Member Control Agreement of Red Trail Energy, LLC.	Filed as exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 1, 2009 (000-52033) and incorporated by reference herein.
10.20	Amended and Restated Management Agreement made and entered into as of September 10, 2009 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (000-52033) and incorporated by reference herein.
10.21	Employment Agreement between Red Trail Energy, LLC and Gerald Bachmeier dated July 8, 2010.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (000-52033) and incorporated by reference herein.
10.22	Mediated Settlement Agreement between Red Trail Energy, LLC, Fagen, Inc. and Fagen Engineering, LLC, and ICM, Inc. dated November 8, 2010. +	Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2010 (000-52033) and incorporated by reference herein.
10.23	Letter Agreement between Greenway Consulting, LLC and Red Trail Energy, LLC dated January 13, 2011.	Filed as Exhibit 10.56 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.24	First Amended and Restated Revolving Promissory Note dated June 1, 2011 by and between Red Trail Energy, LLC and First National Bank of Omaha.	Filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 1, 2011 (000-52033) and incorporated by reference herein.
10.25	Equity Grant Agreement between Kent Anderson and Red Trail Energy, LLC dated July 1, 2011.	Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended June 30, 2011 (000-52033) and incorporated by reference herein.
10.26	Corn Oil Separation System Agreement between Solution Recovery Services, LLC and Red Trail Energy, LLC dated October 6, 2011. +	Filed as Exhibit 10.60 to our Current Report on Form 10-K for the transition period ended September 30, 2011 (000-52033) and incorporated by reference herein.
10.27	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated April 16, 2012.	Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended March 31, 2012 (000-52033) and incorporated by reference herein.
10.28	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated August 27, 2012. +	Filed as Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.29	Member Corn Oil Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated March 21, 2012. +	Filed as Exhibit 10.63 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.

10.30	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated October 31, 2012.		Filed as Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.31	Distillers' Grain Marketing Agreement between RPMG, Inc and Red Trail Energy, LLC dated October 1, 2013.+		Filed as Exhibit 10.31 to our Annual report on Form 10-K for the fiscal year ended September 30, 2013 (000-52033) and incorporated by reference herein.
10.32	Rainbow Gas Asset Managment Agreement, Dated September 3, 2014	X	Filed as Exhibit 10.32 to our Annual report on Form 10-K for the fiscal year ended September 30, 2014 (000-52033) and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Red Trail Energy, LLC's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2014 and 2013, (ii) Statements of Operations for the fiscal years ended September 30, 2014, 2013, and 2012, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended September 30, 2014, 2013, and 2012, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
(X) Filed herewith.
(**) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 15, 2014	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 15, 2014	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 15, 2014	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 15, 2014	/s/ Jodi Johnson
Jodi Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 15, 2014	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 15, 2014	/s/ Anthony Mock
Anthony Mock, Governor

Date:	December 15, 2014	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 15, 2014	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 15, 2014	/s/ Mike Appert
Mike Appert, Governor

Date:	December 15, 2014	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 15, 2014	/s/ William A. Price
William A. Price, Governor