Form 10-Q
period 2014-12-31
RED TRAIL ENERGY, LLC
filed 2015-02-13
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2014

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

As of February 13, 2015, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2014	September 30, 2014
	(Unaudited)
Current Assets
Cash and equivalents	$13,551,886	$21,952,259
Restricted cash	3,627,590	—
Accounts receivable, primarily related party	2,063,486	1,011,411
Other receivables	111,507	617,955
Commodities derivative instruments, at fair value	—	3,615,151
Inventory	19,791,814	13,318,724
Prepaid expenses	243,627	107,012
Total current assets	39,389,910	40,622,512

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	5,498,862	5,498,862
Plant and equipment	77,959,531	77,739,946
Construction in progress	3,914,248	3,326,725
	92,336,441	91,529,333
Less accumulated depreciation	41,076,234	40,049,818
Net property, plant and equipment	51,260,207	51,479,515

Other Assets
Debt issuance costs, net of amortization	41,442	45,962
Investment in RPMG	605,000	605,000
Patronage equity	2,865,440	2,865,440
Deposits	40,000	40,000
Total other assets	3,551,882	3,556,402

Total Assets	$94,201,999	$95,658,429

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2014	September 30, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$5,088,890	$3,052,375
Accrued expenses	5,583,016	3,167,994
Commodities derivative instruments, at fair value (see note 2)	625,178	—
Accrued loss on firm purchase commitments (see note 7)	3,288,000	3,270,000
Current maturities of long-term debt	2,041,892	9,266,343
Total current liabilities	16,626,976	18,756,712

Long-Term Liabilities
Notes payable	4,872,100	5,372,713
Contracts payable	275,000	275,000
Total long-term liabilities	5,147,100	5,647,713

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	72,427,923	71,254,004

Total Liabilities and Members’ Equity	$94,201,999	$95,658,429

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$29,612,851	$33,785,964

Cost of Goods Sold
Cost of goods sold	27,735,580	29,163,305
Loss on firm purchase commitments	46,000	—
Total Cost of Goods Sold	27,781,580	29,163,305

Gross Profit	1,831,271	4,622,659

General and Administrative Expenses	544,767	471,087

Operating Income	1,286,504	4,151,572

Other Income (Expense)
Interest income	18,249	8,003
Other income	6,894	76,736
Interest expense	(137,727)	(168,591)
Total other income (expense), net	(112,584)	(83,852)

Net Income	$1,173,920	$4,067,720

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160

Diluted	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.03	$0.10

Diluted	$0.03	$0.10

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$1,173,920	$4,067,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,030,937	1,037,352
Change in fair value of derivative instruments	4,240,329	516,683
Noncash patronage equity	—	(87,500)
Change in operating assets and liabilities:
Restricted cash	(3,627,590)	(589,956)
Accounts receivable	(545,628)	852,610
Other receivables	—	(213,787)
Inventory	(6,473,091)	(1,878,404)
Prepaid expenses	(136,615)	(167,961)
Accounts payable	2,036,515	695,612
Accrued expenses	2,415,022	4,801,446
Accrued purchase commitment losses	18,000	(113,000)
Net cash provided by operating activities	131,799	8,920,815

Cash Flows from Investing Activities
Capital expenditures	(807,108)	(167,409)
Net cash (used in) investing activities	(807,108)	(167,409)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	—	(3,126,883)
Net advances on short-term borrowings	—	(3,708,000)
Debt repayments	(7,725,064)	(507,837)
Net cash (used in) financing activities	(7,725,064)	(7,342,720)

Net (Decrease) Increase in Cash and Equivalents	(8,400,373)	1,410,686
Cash and Equivalents - Beginning of Period	21,952,259	1,000
Cash and Equivalents - End of Period	$13,551,886	$1,411,686

Supplemental Disclosure of Cash Flow Information
Interest paid	$138,243	$179,743

Distribution declared but not paid	$—	$—
Capital expenditures in accounts payable	$275,364	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2014

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2014, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2015.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a material impact on the Company's financial condition or results of operations.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

2. DERIVATIVE INSTRUMENTS

Commodity Contracts

As part of its hedging strategy, the Company may enter into ethanol, soybean, soybean oil, and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales, corn oil sales, and corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol derivative fair market value gains or losses are included in the results of operations and are classified as revenue and corn derivative changes in fair market value are included in cost of goods sold.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2014

As of:	December 31, 2014 (unaudited)				September 30, 2014
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	1,192	5,960,000	bushels	$(600,350)	1,377	6,885,000	bushels	$7,162,638
Corn options	—	—		$—	250	1,250,000	bushels	$(745,313)
Soybean oil options	—	—		$—	200	1,000,000	gal	$2,618,750
Soybean oil futures	37	22,200	gal	$195,042	77	46,200	gal	$370,446
Ethanol futures	120	5,040,000	gal	$(219,870)	90	3,780,000	gal	$506,436
Total fair value				$(625,178)				$9,912,957
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2014 and September 30, 2014:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2014 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$625,178
Total derivatives not designated as hedging instruments for accounting purposes	$—	$625,178

Balance Sheet - as of September 30, 2014	Asset	Liability
Commodity derivative instruments, at fair value	$3,615,151	$—
Total derivatives not designated as hedging instruments for accounting purposes	$3,615,151	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended December 31, 2014 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2013 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(2,785,328)	$749,375
Ethanol derivative instruments	Revenue	(1,901,453)	(565,320)
Soybean oil derivative instruments	Revenue	—	—
Total		$(4,686,781)	$184,055

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2014

3. INVENTORY
Inventory is valued at the lower of cost or market. Inventory values as of December 31, 2014 and September 30, 2014 were as follows:

As of	December 31, 2014 (unaudited)	September 30, 2014
Raw materials, including corn, chemicals and supplies	$16,344,347	$9,962,057
Work in process	800,899	893,141
Finished goods, including ethanol and distillers grains	805,009	661,159
Spare parts	1,841,559	1,802,367
Total inventory	$19,791,814	$13,318,724
Lower of cost or market adjustments for the three months ended December 31, 2014 and 2013 were as follows:

	For the three months ended December 31, 2014 (unaudited)	For the three months ended December 31, 2013 (unaudited)
Loss on firm purchase commitments	$46,000	$—
Total loss on lower of cost or market adjustments	$46,000	$—

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2014, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was higher than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $46,000 and $0 for the three months ended December 31, 2014 and 2013, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

4. BANK FINANCING

As of	December 31, 2014 (unaudited)	September 30, 2014
Long-term notes payable under loan agreement to bank	$6,862,000	$14,579,000
Capital lease obligations (Note 6)	51,992	60,056
Total Long-Term Debt	6,913,992	14,639,056
Less amounts due within one year	2,041,892	9,266,343
Total Long-Term Debt Less Amounts Due Within One Year	$4,872,100	$5,372,713

The Company's notes payable consist of a term loan and a long-term revolver (LTR). As of December 31, 2014, the variable interest rate on both the term loan and the LTR was 3.74% . Both of these loans mature on April 16, 2017.

The Company also has a $10,000,000 operating line-of-credit that matures on February 28, 2015. At December 31, 2014, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.67% for amounts drawn on the operating line of credit.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2014

Scheduled debt maturities for the twelve months ending December 31	Totals

2015	$2,041,892
2016	2,002,578
2017	2,002,597
2018	864,617
Thereafter	2,308
Total	$6,913,992

As of December 31, 2014, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2014 (unaudited)	Fair Value as of December 31, 2014 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$625,178	$625,178	$625,178	$—	$—
Total	$625,178	$625,178	$625,178	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2014	Fair Value as of September 30, 2014	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$3,615,151	$3,615,151	$3,615,151	$—	$—
Total	$3,615,151	$3,615,151	$3,615,151	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at December 31, 2014 and September 30, 2014 approximated the carrying value of approximately $6.9 million and $14.6 million, respectively. Fair value was estimated using estimated variable market interest rates as of December 31, 2014. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2014

Rent expense for operating leases was approximately $128,000 and $129,000 for the three months ended December 31, 2014 and 2013, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	December 31, 2014 (unaudited)	September 30, 2014
Equipment	$564,648	$564,648
Less accumulated amortization	(83,336)	(73,906)
Net equipment under capital lease	$481,312	$490,742

At December 31, 2014, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending December 31:

	Operating Leases	Capital Leases
2015	$374,546	$41,892
2016	241,008	2,578
2017	208,920	2,597
2018	109,810	2,617
2019	100,800	2,308
Thereafter	8,400	—
Total minimum lease commitments	$1,043,484	51,992
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$51,992

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2014, the Company had various fixed price contracts for the purchase of approximately 4.9 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $19.0 million related to the 4.9 million bushels under contract. The Company also has a contract with Modern Grain Inc. in Hebron to purchase 1 million bushels of corn. The purchase price for these bushels will be set at the time of purchase at the July index price less basis. The deadline for pricing these 1 million bushels is July 1, 2015. No purchase date has been set at this time.

Natural Gas Conversion

The Company has signed purchase orders to convert the energy source for the Plant from coal to natural gas. The total anticipated cost of this project is approximately$5,824,000. The Company has incurred approximately $3,654,000 in costs to date related to this project leaving approximately $2,170,000 in remaining costs. The project is expected to be completed by the middle of our second quarter of our 2015 fiscal year. In conjunction with the natural gas conversion project, the Company entered into a seven year agreement for natural gas transmission which includes minimum required transmission and consumption volumes.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2014

	December 31, 2014 (unaudited)	September 30, 2014
Balance Sheet
Accounts receivable	$1,932,287	$1,476,130
Accounts Payable	719,380	482,046

	For the three months ended December 31, 2014 (unaudited)	For the three months ended December 31, 2013 (unaudited)
Statement of Operations
Revenues	$29,081,224	$33,053,641
Realized gain on corn hedge	925,400	827,500
Cost of goods sold	42,553	562,849
General and administrative	18,073	15,181
Inventory Purchases	$1,939,928	$2,623,661

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2014, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Negative operating margins which result from lower ethanol prices;

•	Reduction in ethanol demand due to a decrease or elimination of the ethanol use requirement in the Federal Renewable Fuels Standard;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Our ability to successfully implement our natural gas conversion project;

•	Availability and costs of products and raw materials, particularly corn, coal and natural gas;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

During our second quarter of 2014, we commenced a project to convert our ethanol plant from a coal fired plant to a natural gas based ethanol plant. We anticipate that this project will be completed by the middle of the second quarter of our 2015 fiscal year. We plan to finance the natural gas conversion project from cash we have on hand as well as funds we have available to borrow on our line of credit.

Results of Operations for the Three Months Ended December 31, 2014 and 2013

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31, 2014 (Unaudited)		Three Months Ended December 31, 2013 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$29,612,851	100.00	$33,785,964	100.00
Cost of Goods Sold	27,781,580	93.82	29,163,305	86.32
Gross Profit	1,831,271	6.18	4,622,659	13.68
General and Administrative Expenses	544,767	1.84	471,087	1.39
Operating Income	1,286,504	4.34	4,151,572	12.29
Other Expense	(112,584)	(0.38)	(83,852)	(0.25)
Net Income	$1,173,920	3.96	$4,067,720	12.04

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2014 and 2013.

	Three Months ended December 31, 2014 (unaudited)	Three Months ended December 31, 2013 (unaudited)
Production:
Ethanol sold (gallons)	13,690,081	12,359,493
Dried distillers grains sold (tons)	25,590	28,674
Modified distillers grains sold (tons)	19,191	18,410
Corn oil sold (pounds)	2,120,540	2,646,860
Revenues:
Ethanol average price per gallon (net of hedging)	$1.85	$2.10
Dried distillers grains average price per ton	109.62	189.15
Modified distillers grains average price per ton	46.26	80.43
Corn oil average price per pound	0.23	0.27
Primary Inputs:
Corn ground (bushels)	4,848,133	4,876,288
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.43	$4.63
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.115	$0.113
Denaturant cost	0.044	0.052
Electricity cost	0.066	0.055
Direct labor cost	0.066	0.046

Revenue

Our revenue was lower for the first quarter of our 2015 fiscal year compared to the same period of our 2014 fiscal year due to lower prices for our products partially offset by increased sales. During the first quarter of our 2015 fiscal year, approximately 85.3% of our total revenue was derived from ethanol sales, approximately 12.5% was from distillers grains sales and approximately 1.6% was from corn oil sales. During the first quarter of our 2014 fiscal year, approximately 76.8% of our total revenue was derived from ethanol sales, approximately 20.4% was from distillers grains sales and approximately 2.1% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 11.9% less during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year. Management attributes this decrease in the price we received for our ethanol during the first quarter of our 2015 fiscal year with lower market ethanol prices which have resulted from lower gasoline prices. The price of oil has dropped significantly since the end of our 2014 fiscal year which has a corresponding impact on gasoline prices. In recent years, ethanol prices have been less than gasoline prices which has positively impacted ethanol demand and prices. However, with the falling gasoline prices, the discount between the price of ethanol and the price of gasoline has been shrinking which has negatively impacted ethanol prices. Management believes that increased gasoline demand will positively impact ethanol prices, however, this additional demand has not been sufficient to maintain ethanol prices. Management believes lower ethanol prices may positively impact ethanol exports which could positively impact prices.

Uncertainty exists regarding ethanol demand due to a proposal by the EPA in November 2013 to reduce the ethanol use requirement in the Federal Renewable Fuels Standard (RFS) in 2014. However, the EPA failed to release the final rule during 2014 and instead announced that it would not issue a final rule for 2014 until sometime during 2015. If the ethanol use requirement in the RFS is reduced either in 2015 or in the future, it could negatively impact demand for ethanol which could decrease market ethanol prices. Lower ethanol prices, especially at times when corn prices are higher, can result in negative operating margins in the ethanol industry which can negatively impact our financial performance. Management anticipates that ethanol exports will continue to play a pivotal role in ethanol prices during our 2015 fiscal year. If ethanol exports fall off, especially at a time when domestic ethanol demand is lower, it may result in lower ethanol prices and unfavorable operating conditions in the ethanol industry. Further, if gasoline prices remain low, management anticipates that ethanol prices will remain low, despite increased ethanol demand due to higher gasoline demand. These uncertainties could lead to further ethanol price volatility during our 2015 fiscal year which could negatively impact our profitability.

We sold significantly more gallons of ethanol during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year even though our ethanol production was only slightly higher during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year. This significant increase in ethanol sales was due to timing issues during our 2014 fiscal year which decreased our ethanol sales during the first quarter of our 2014 fiscal year. Management anticipates that ethanol production and sales will be relatively consistent moving forward unless operating margins in the ethanol industry change in a way that requires us to either decrease or cease production.

From time to time we enter into forward sales contracts for our commodity sales. At December 31, 2014, we had approximately 5.0 million gallons of ethanol futures contracts and soybean oil futures contracts for approximately 22,000 gallons of soybean oil. These ethanol futures contracts resulted in a loss of approximately $1.9 million during the first quarter of our 2015 fiscal year which reduced our revenue. By comparison, our ethanol futures contracts resulted in a loss of approximately $565,000 for the first quarter of our 2014 fiscal year.

Distillers Grains

The average price we received for our distillers grains during the first quarter of our 2015 fiscal year was significantly lower compared to the first quarter of our 2014 fiscal year. Management attributes this decrease in distillers grains prices with lower corn and soybean prices which both impact demand and prices for distillers grains. Recently, China reversed its position regarding importing distillers grains which has positively impacted distillers grains demand and prices. However, distillers grains sellers are concerned that China could once again refuse distillers grains shipments which could negatively impact distillers grains prices in the United States. Management anticipates that distillers grains prices will continue to primarily track corn prices. If unfavorable margins continue in the ethanol industry, it may lead to lower distillers grains production which could increase distillers grains demand and prices. This increase results from the fact that many animal feeders rely on an established ration of distillers grains in their animal feed. It can be difficult for some animal feeding operations to change their rations in the short term which could support distillers grains prices.

We produced and sold less total tons of distillers grains during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year due to the new crop corn's lower test weight. Management anticipates that we will continue to produce a comparable number of tons of distillers grains during our 2015 fiscal year provided that ethanol margins allow us to continue to operate the ethanol plant at capacity. In the event we slow or cease production of ethanol, it would correspondingly decrease production of distillers grains.

Corn Oil

The total pounds of corn oil we sold was lower during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year. Management attributes this decrease in corn oil sales with decreased corn oil production due to lower distillers grain production. Further, the amount of corn oil which is contained in the corn we are using during our 2015 fiscal year is less than the corn we were using during our 2014 fiscal year which impacts our corn oil production efficiency. Management anticipates that corn oil production will be comparable to our first quarter results for the rest of our 2015 fiscal year provided we continue to operate the ethanol plant at capacity. Corn oil prices were lower during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year due primarily to less corn oil demand from the biodiesel industry and lower corn and soybean oil prices. Management anticipates continued lower corn oil prices as the supply of corn oil continues to increase with relatively stable corn oil demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 93.8% for the first quarter of our 2015 fiscal year as compared to 86.3% for the first quarter of our 2014 fiscal year. The increase in our cost of goods sold as a percentage of revenue was due to tighter operating margins during our 2015 fiscal year which decreased our total revenue more than the decrease we experienced in our cost of goods sold.

Corn Costs

Our cost of goods sold related to corn was lower for the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year due to slightly lower corn consumption and lower average corn prices during our 2015 fiscal year. Market corn prices have been lower recently due to the record corn crop which was harvested in the fall of 2014 along with increased corn supplies due to more corn carryover from the prior marketing year. Management anticipates that corn prices will remain lower during our 2015 fiscal year due to increased corn supplies and uncertainty regarding corn demand, especially due to the efforts to reduce the ethanol use requirement in the RFS and uncertainty regarding corn exports to China.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At December 31, 2014, we had forward corn purchase contracts for various delivery periods through December 2015 for a total commitment of approximately $19.0 million. We also had a commitment to purchase 1 million bushels of corn at December 31, 2014 which had not yet been priced. The price for these bushels of corn will be set when they are purchased at the July 2015 index price less basis. Our corn derivative positions resulted in a loss of approximately $2.8 million during the first quarter of our 2015 fiscal year which increased our cost of goods sold. By comparison, our corn derivative positions resulted in a gain of approximately $749,000 during the first quarter of our 2014 fiscal year which decreased our cost of goods sold.

Coal Costs

We purchase the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were lower during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year, due to decreased coal consumption, partially offset by an increase in the average price we paid per ton of coal purchased. Our coal consumption was lower during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year due to decreased production of dried distillers grains. We anticipate that our project to convert the plant's fuel source from coal to natural gas will be operational during the second fiscal quarter of 2015 and as a result, we will not require coal for our operations. Management anticipates that the coal contract we have in place will be sufficient to maintain our operations until the natural gas conversion is operational. After the natural gas conversion project is complete, we will rely on natural gas to fuel our ethanol plant and our profitability will be impacted by changes in natural gas prices. We have all of the natural gas supply and distribution agreements we will need in place so we will be ready once our conversion project is operational.

General and Administrative Expenses

Our general and administrative expenses were higher for the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year due to an increase in consulting services and property taxes.

Other Income/Expense

We had more interest income during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year because we had more cash on hand during the 2015 period. In addition, we had less interest expense during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year because we had less borrowings on our credit facilities. We had less other income during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year due to a nonrefundable deposit for waste water sales received in our 2014 fiscal year.

Changes in Financial Condition for the Three Months Ended December 31, 2014

Current Assets. We had less cash and equivalents at December 31, 2014 compared to September 30, 2014 primarily due to an excess cash flow prepayment we made on our long-term debt during our first fiscal quarter of 2015. We had approximately $3.6 million of restricted cash at December 31, 2014 related to an increase in our margin account needed for our hedging transactions.

Due to the timing of payments from our marketers, we had more accounts receivable at December 31, 2014 compared to September 30, 2014. Due primarily to changing corn and ethanol prices, our derivative instruments went from an asset of approximately $3.6 million at September 30, 2014 to a liability of approximately $625,000 at December 31, 2014. This change shows how shifting commodity prices can have a significant impact on our financial statements. We had more inventory on hand at December 31, 2014 compared to September 30, 2014 due to having more corn inventory. Due to the current favorable corn prices, we have increased our corn storage licensed capacity in order to purchase additional bushels.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at December 31, 2014 compared to September 30, 2014 due to plant improvements we have been making to convert the facility from a coal fired plant to natural gas. However, the net value of our property, plant and equipment was lower at December 31, 2014 due to depreciation.

Other Assets. Our other assets were comparable at December 31, 2014 and September 30, 2014.

Current Liabilities. Our accounts payable was higher at December 31, 2014 compared to September 30, 2014 due to our increased corn inventory purchases. We had significantly more in accrued expenses at December 31, 2014 compared to September 30, 2014 due to deferred corn payments. Many of our corn suppliers defer corn payments for tax purposes until after December 31st each year which increases our accrued expenses during our first quarter. We made these deferred corn payments early in January 2015. We had less current maturities on long-term debt at December 31, 2014 compared to September 30, 2014 due to the excess cash flow payment we made during our first fiscal quarter of 2015.

Long-term Liabilities. Our long-term liabilities were lower at December 31, 2014 compared to September 30, 2014, due to scheduled quarterly loan payments and the excess cash flow payment we made during our first fiscal quarter of 2015.

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

The following table shows cash flows for the three months ended December 31, 2014 and 2013:

	2014 (unaudited)	2013 (unaudited)
Net cash provided by operating activities	$131,799	$8,920,815
Net cash (used in) investing activities	(807,108)	(167,409)
Net cash (used in) financing activities	(7,725,064)	(7,342,720)
Net (decrease) increase in cash	$(8,400,373)	$1,410,686
Cash and cash equivalents, end of period	$13,551,886	$1,411,686

Cash Flow from Operations

Our operations provided less cash during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year due to less net income and more cash being used for corn inventory during the 2015 period. We also deposited more cash in our restricted cash account during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year which decreased the cash which was generated by our operations.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the first quarter of our 2015 fiscal year compared to the first quarter of our 2014 fiscal year primarily due to our natural gas conversion and hammer mill projects which were in process during our 2015 fiscal year. During the first quarter of our 2014 fiscal year, we primarily used cash for ordinary repair and replacement of equipment at the ethanol plant.

Cash Flow from Financing Activities

During the first quarter of our 2015 fiscal year we made a significant excess cash flow prepayment on our long-term loan which used cash. By comparison, during the first quarter of our 2014 fiscal year, we used additional cash to repay checks we had issued in excess of bank balances and amounts we borrowed on our short-term revolving loan.

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

Capital Expenditures

The Company had approximately $3,914,000 in construction in progress as of December 31, 2014 related to costs associated with a project to convert the plant to use natural gas. During the three months ended December 31, 2014, the Company placed in service approximately $220,000 in capital projects with the majority of these costs related to the addition of a new hammer mill.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of December 31, 2014. This revolving line-of-credit matures on February 28, 2015. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.67% as of December 31, 2014.

Long-Term Debt Sources

As of December 31, 2014, our long-term debt consisted of a term loan and a long-term revolving line-of-credit. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	December 31, 2014 (Unaudited)	September 30, 2014	December 31, 2014 (Unaudited)	September 30, 2014	Quarterly Principal Payment Amounts	Notes
Term Note	$6.9	$14.6	3.74%	3.74%	$500,000	1, 2
Long-Term Revolving Note	—	—	3.74%	3.74%	$125,000	1, 2, 3

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

Excess Cash Flow Payments

We are required to make a prepayment on our Term Loan within 120 days of the end of each of our fiscal years in an amount equal to 25% of our excess cash flow. Excess cash flow is defined in our loan agreement as our adjusted EBITDA earnings less scheduled payments which are due on our loans. Our adjusted EBITDA is calculated by reducing our EBITDA by approved capital expenditures and distributions we make during our fiscal year. Due to our net income for our 2014 fiscal year, we made an excess cash flow payment of approximately $7.2 million during the first quarter of our 2015 fiscal year which reduced the balance of our Term Loan.

As of December 31, 2014, we were in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2015, but as of December 31, 2014 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended December 31, 2014.

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

As of December 31, 2014, we had approximately 4.9 million bushels of corn under fixed price contracts.  As of December 31, 2014 we accrued a $3,288,000 loss on firm purchase commitments related to these corn contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn and ethanol price risk. Market risk related to our corn and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and average ethanol sales price as of December 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	49,985,000	Gallons	10%	$(8,997,300)
Corn	9,129,000	Bushels	10%	$(3,103,860)

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of December 31, 2014, would cause an adverse change to our income in the amount of approximately $69,000 for a 12 month period.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2014, included in our annual report on Form 10-K.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently the price of gasoline has decreased significantly which has reduced the spread between the price of gasoline and the price of ethanol. This trend has reduced demand for ethanol and has negatively impacted ethanol prices. These lower ethanol prices have come at a time when corn prices are increasing which has decreased our profit margins. If this trend continues for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2014 and September 30, 2014, (ii) Statements of Operations for the three months ended December 31, 2014 and 2013, (iii) Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 13, 2015	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 13, 2015	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)