Form 10-K/A
period 2014-09-30
RED TRAIL ENERGY, LLC
filed 2015-03-24
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-53588

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	20-4798531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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

As of December 15, 2014, there were 40,148,160 Class A Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

Explanatory Note Regarding Amendment No. 1

We are filing this Amendment No. 1 to the Annual Report on Form 10-K/A ( this "Amendment") to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on December 15, 2014. This Amendment is being filed for the purpose of correcting a typographical error with respect to the Item headings in Part III of the Form 10-K. In addition, we are amending and restating our exhibit list in Part IV, Item 15 to incorporate by reference the Lump Sum Design-Build Agreement dated August 29, 2005 as Exhibit 10.3 and to add new certifications attached as Exhibits 31.3 and 31.4 hereto as required by Rule 12b-15 of the Securities and Exchange Act of 1934.

No other changes have been made to our Annual Report on Form 10-K or any other exhibits. This Amendment speaks as of the original filing date of the Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. Accordingly, in conjunction with reading this Amendment, you should also read all other filings that we have made with the Securities and Exchange Commission since the date of the original filing.

PART III

ITEM 10. GOVERNORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2015 Annual Meeting of Members filed with the Securities and Exchange Commission within 120 days of our 2014 fiscal year end. This proxy statement is referred to in this report as the "2015 Proxy Statement."

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
Filed as Exhibit 10.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.2	Agreement for Electric Service made the dated August 18, 2005, by and between West Plains Electric Cooperative, Inc. and Red Trail Energy, LLC.		Filed as Exhibit 10.10 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.3	Lump Sum Design-Build Agreement between Red Trail Energy, LLC, and Fagen, Inc. dated August 29, 2005.		Filed as Exhibit 10.12 to the registrant's registration statement on Form 10-12G/A-3 (000-52033) and incorporated by reference herein.
10.4	Security Agreement and Deposit Account Control Agreement made December 16, 2005, by and among First National Bank of Omaha, Red Trail Energy, LLC, and Bank of North Dakota.		Filed as Exhibit 10.19 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.5	Security Agreement given as of December 16, 2005, by Red Trail Energy, LLC, to First National Bank of Omaha.		Filed as Exhibit 10.20 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.

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
Filed as Exhibit 10.28 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.8	Contract dated April 26, 2006, by and between the North Dakota Industrial Commission and Red Trail Energy, LLC.	Filed as Exhibit 10.29 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.9	Subordination Agreement, dated May 16, 2006, among the State of North Dakota, by and through its Industrial Commission, First National Bank and Red Trail Energy, LLC.	Filed as Exhibit 10.30 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.10	Firm Gas Service Extension Agreement, dated June 7, 2006, by and between Montana-Dakota Utilities Co. and Red Trail Energy, LLC.	Filed as Exhibit 10.31 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.11	Security Agreement and Deposit Account Control Agreement effective August 16, 2006 by and among First National Bank of Omaha and Red Trail Energy, LLC.	Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.12	Option to Purchase 200,000 Class A Membership Units of Red Trail Energy, LLC by Red Trail Energy, LLC from North Dakota Development Fund and Stark County dated December 11, 2006.	Filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.13	Audit Committee Charter adopted April 9, 2007.	Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.14	Senior Financial Officer Code of Conduct adopted March 28, 2007.	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.15	Member Ethanol Fuel Marketing agreement by and between Red Trail Energy, LLC and RPMG, Inc dated January 1, 2008.	Filed as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.16	Contribution Agreement by and between Red Trail Energy, LLC and Renewable Products Marketing Group, LLC dated January 1, 2008.	Filed as Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.17	Distillers Grain Marketing Agreement by and between Red Trail Energy, LLC and CHS, Inc dated March 10, 2008.	Filed as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.18	Assignment and Assumption Agreement dated April 1, 2008, by and between Commodity Specialist Company and Red Trail Energy, LLC.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (000-52033) and incorporated by reference herein.
10.19	Employment Agreement dated August 8, 2008 by and between Red Trail Energy, LLC and Mark Klimpel.	Filed as exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2008 (000-52033) and incorporated by reference herein.
10.20	Amended and Restated Member Control Agreement of Red Trail Energy, LLC.	Filed as exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 1, 2009 (000-52033) and incorporated by reference herein.
10.21	Amended and Restated Management Agreement made and entered into as of September 10, 2009 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (000-52033) and incorporated by reference herein.
10.22	Employment Agreement between Red Trail Energy, LLC and Gerald Bachmeier dated July 8, 2010.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (000-52033) and incorporated by reference herein.

10.23	Mediated Settlement Agreement between Red Trail Energy, LLC, Fagen, Inc. and Fagen Engineering, LLC, and ICM, Inc. dated November 8, 2010. +		Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2010 (000-52033) and incorporated by reference herein.
10.24	Letter Agreement between Greenway Consulting, LLC and Red Trail Energy, LLC dated January 13, 2011.		Filed as Exhibit 10.56 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.25	First Amended and Restated Revolving Promissory Note dated June 1, 2011 by and between Red Trail Energy, LLC and First National Bank of Omaha.		Filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 1, 2011 (000-52033) and incorporated by reference herein.
10.26	Equity Grant Agreement between Kent Anderson and Red Trail Energy, LLC dated July 1, 2011.		Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended June 30, 2011 (000-52033) and incorporated by reference herein.
10.27	Corn Oil Separation System Agreement between Solution Recovery Services, LLC and Red Trail Energy, LLC dated October 6, 2011. +		Filed as Exhibit 10.60 to our Current Report on Form 10-K for the transition period ended September 30, 2011 (000-52033) and incorporated by reference herein.
10.28	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated April 16, 2012.		Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended March 31, 2012 (000-52033) and incorporated by reference herein.
10.29	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated August 27, 2012. +		Filed as Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.30	Member Corn Oil Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated March 21, 2012. +		Filed as Exhibit 10.63 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.31	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated October 31, 2012.		Filed as Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.32	Distillers' Grain Marketing Agreement between RPMG, Inc and Red Trail Energy, LLC dated October 1, 2013.+		Filed as Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (000-52033) and incorporated by reference herein.
10.33	Rainbow Gas Asset Management Agreement, Dated September 3, 2014		Filed as Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (000-52033) and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)		Filed as Exhibit 31.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (000-52033) and incorporated by reference herein.
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)		Filed as Exhibit 31.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (000-52033) and incorporated by reference herein.
31.3	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.4	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350		Filed as Exhibit 32.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (000-52033) and incorporated by reference herein.
32.2	Certificate Pursuant to 18 U.S.C. Section 1350		Filed as Exhibit 32.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (000-52033) and incorporated by reference herein.

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
(X) Filed herewith.
(**) Furnished with the Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	March 24, 2015	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 24, 2015	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)