Form 10-Q
period 2015-03-31
RED TRAIL ENERGY, LLC
filed 2015-05-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2015	September 30, 2014
	(Unaudited)
Current Assets
Cash and equivalents	$1,790,974	$21,952,259
Restricted cash	1,938,405	—
Accounts receivable, primarily related party	4,212,806	1,011,411
Other receivables	149,685	617,955
Commodities derivative instruments, at fair value	835,574	3,615,151
Inventory	21,069,580	13,318,724
Prepaid expenses	179,795	107,012
Total current assets	30,176,819	40,622,512

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	8,205,636	5,498,862
Plant and equipment	81,425,402	77,739,946
Construction in progress	353,015	3,326,725
	94,947,853	91,529,333
Less accumulated depreciation	42,139,439	40,049,818
Net property, plant and equipment	52,808,414	51,479,515

Other Assets
Debt issuance costs, net of amortization	36,920	45,962
Investment in RPMG	605,000	605,000
Patronage equity	2,865,440	2,865,440
Deposits	40,000	40,000
Total other assets	3,547,360	3,556,402

Total Assets	$86,532,593	$95,658,429

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2015	September 30, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$860,848	$3,052,375
Accrued expenses	3,918,159	3,167,994
Accrued loss on firm purchase commitments (see note 7)	497,000	3,270,000
Current maturities of notes payable	2,034,422	9,266,343
Total current liabilities	7,310,429	18,756,712

Long-Term Liabilities
Notes payable, net of current maturities	4,371,426	5,372,713
Contracts payable	275,000	275,000
Total long-term liabilities	4,646,426	5,647,713

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	74,575,738	71,254,004

Total Liabilities and Members’ Equity	$86,532,593	$95,658,429

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$16,991,326	$41,922,206	$46,604,177	$75,708,170

Cost of Goods Sold
Cost of goods sold	15,142,878	37,707,453	42,878,458	66,870,757
Lower of cost or market inventory adjustment	304,439	—	304,439	—
Loss on firm purchase commitments	—	—	46,000	—
Total Cost of Goods Sold	15,447,317	37,707,453	43,228,897	66,870,757

Gross Profit	1,544,009	4,214,753	3,375,280	8,837,413

General and Administrative Expenses	588,286	566,584	1,133,053	1,037,672

Operating Income	955,723	3,648,169	2,242,227	7,799,741

Other Income (Expense)
Interest income	(20,997)	31,821	(2,749)	39,824
Other income	1,275,754	14,994	1,282,648	91,729
Interest expense	(62,666)	(156,429)	(200,392)	(325,019)
Total other income (expense), net	1,192,091	(109,614)	1,079,507	(193,466)

Net Income	$2,147,814	$3,538,555	$3,321,734	$7,606,275

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160
			—
Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.05	$0.09	$0.08	$0.19

Diluted	$0.05	$0.09	$0.08	$0.19

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$3,321,734	$7,606,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,098,664	2,068,856
Change in fair value of derivative instruments	2,779,576	11,466,085
Lower of cost or market inventory adjustment	(304,439)	—
Loss on firm purchase commitments	497,000	—
Noncash patronage equity	—	(238,088)
Change in operating assets and liabilities:
Restricted cash	(1,938,405)	(12,714,850)
Accounts receivable	(2,733,125)	(3,669,645)
Other receivables	—	(1,199,148)
Inventory	(7,943,417)	(3,066,617)
Prepaid expenses	(72,783)	(162,039)
Accounts payable	(2,191,528)	(248,957)
Accrued expenses	750,165	4,268,944
Distribution payable		(2,007,452)
Accrued purchase commitment losses	(2,773,000)	(203,000)
Net cash (used in) provided by operating activities	(8,509,558)	1,900,364

Cash Flows from Investing Activities
Capital expenditures	(3,418,520)	(528,701)
Net cash (used in) investing activities	(3,418,520)	(528,701)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	—	(224,070)
Net advances on short-term borrowings	—	637,000
Debt repayments	(8,233,207)	(1,784,593)
Net cash (used in) financing activities	(8,233,207)	(1,371,663)

Net (Decrease) in Cash and Equivalents	(20,161,285)	—
Cash and Equivalents - Beginning of Period	21,952,259	1,000
Cash and Equivalents - End of Period	$1,790,974	$1,000

Supplemental Disclosure of Cash Flow Information
Interest paid	$232,890	$345,461

Distribution declared but not paid	$—	$2,007,452
Capital expenditures in accounts payable	$16,987	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015

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
FOR THE PERIOD ENDED MARCH 31, 2015

results of operations and are classified as revenue and corn derivative changes in fair market value are included in cost of goods sold.

As of:	March 31, 2015 (unaudited)				September 30, 2014
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	918	4,590,000	bushels	$299,250	1,377	6,885,000	bushels	$7,162,638
Corn options	550	2,750,000	bushels	$387,812	250	1,250,000	bushels	$(745,313)
Soybean oil options	—	—	gal	$—	200	1,000,000	gal	$2,618,750
Soybean oil futures	—	—	gal	$—	77	46,200	gal	$370,446
Ethanol futures	30	1,260,000	gal	$148,512	90	3,780,000	gal	$506,436
Total fair value				$835,574				$9,912,957
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2015 and September 30, 2014:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2015 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$835,574	$—
Total derivatives not designated as hedging instruments for accounting purposes	$835,574	$—

Balance Sheet - as of September 30, 2014	Asset	Liability
Commodity derivative instruments, at fair value	$3,615,151	$—
Total derivatives not designated as hedging instruments for accounting purposes	$3,615,151	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended March 31, 2015 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2014 (unaudited)	Amount of gain(loss) recognized in income during the six months ended March 31, 2015 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2014 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(1,700,123)	$(2,546,783)	$(1,085,203)	$(1,798,878)
Ethanol derivative instruments	Revenue	(512,370)	(9,786,664)	(486,571)	(10,351,984)
Soybean oil derivative instruments	Revenue	10,926	—	(913,438)	—
Total		$(2,201,567)	$(12,333,447)	$(2,485,212)	$(12,150,862)

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015

3. INVENTORY
Inventory is valued at the lower of cost or market. Inventory values as of March 31, 2015 and September 30, 2014 were as follows:

As of	March 31, 2015 (unaudited)	September 30, 2014
Raw materials, including corn, chemicals and supplies	$17,335,518	$9,962,057
Work in process	857,016	893,141
Finished goods, including ethanol and distillers grains	1,014,505	661,159
Spare parts	1,862,541	1,802,367
Total inventory	$21,069,580	$13,318,724
Lower of cost or market adjustments for the three and six months ended March 31, 2015 and 2014 were as follows:

	For the three months ended March 31, 2015 (unaudited)	For the three months ended March 31, 2014 (unaudited)	For the six months ended March 31, 2015 (unaudited)	For the six months ended March 31, 2014 (unaudited)
Loss on firm purchase commitments	$—	$—	$46,000	$—
Total loss on lower of cost or market adjustments	$304,439	$—	$304,439	$—

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2015, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was equal to approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $46,000 and $0 for the six months ended March 31, 2015 and 2014, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

4. BANK FINANCING

As of	March 31, 2015 (unaudited)	September 30, 2014
Long-term notes payable under loan agreement to bank	$6,362,000	$14,579,000
Capital lease obligations (Note 6)	43,848	60,056
Total Long-Term Debt	6,405,848	14,639,056
Less amounts due within one year	2,034,422	9,266,343
Total Long-Term Debt Less Amounts Due Within One Year	$4,371,426	$5,372,713

The Company's notes payable consists of a term loan. As of March 31, 2015, the fixed interest rate on the term loan was 4.96% . This loan matures on March 20, 2020.

The Company also has a $10,000,000 operating line-of-credit that matures on March 20, 2016. At March 31, 2015, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.68% for amounts drawn on the operating line of credit.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015

Scheduled debt maturities for the twelve months ending March 31	Totals

2015	$2,034,422
2016	2,002,588
2017	2,002,607
2018	364,627
Thereafter	1,604
Total	$6,405,848

As of March 31, 2015, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014, respectively.

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2015 (unaudited)	Fair Value as of March 31, 2015 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$835,574	$835,574	$835,574	$—	$—
Total	$835,574	$835,574	$835,574	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2014	Fair Value as of September 30, 2014	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$3,615,151	$3,615,151	$3,615,151	$—	$—
Total	$3,615,151	$3,615,151	$3,615,151	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at March 31, 2015 and September 30, 2014 approximated the carrying value of approximately $6.4 million and $14.6 million, respectively. Fair value was estimated using estimated variable market interest rates as of March 31, 2015. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015

Rent expense for operating leases was approximately $119,000 and $142,000 for the three months ended March 31, 2015 and 2014, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	March 31, 2015 (unaudited)	September 30, 2014
Equipment	$564,648	$564,648
Less accumulated amortization	(92,759)	(73,906)
Net equipment under capital lease	$471,889	$490,742

At March 31, 2015, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

	Operating Leases	Capital Leases
2015	$361,606	$34,422
2016	231,913	2,588
2017	190,900	2,607
2018	100,800	2,627
2019	84,000	1,604
Thereafter	—	—
Total minimum lease commitments	$969,219	43,848
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$43,848

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2015, the Company had various fixed price contracts for the purchase of approximately 2.6 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $9.7 million related to the 2.6 million bushels under contract. The Company also has a contract with Modern Grain Inc. in Hebron to purchase 1 million bushels of corn. The purchase price for these bushels was set on April 15, 2015 and the purchase price was paid by the Company.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). During the Company's first quarter of 2015, the Company received a capital account refund from RPMG which is included in other income (expense) in the Company's Statement of Operations. Significant related party activity affecting the financial statements is as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2015

	March 31, 2015 (unaudited)	September 30, 2014
Balance Sheet
Accounts receivable	$4,134,592	$1,476,130
Accounts Payable	156,583	482,046

	For the three months ended March 31, 2015 (unaudited)	For the three months ended March 31, 2014 (unaudited)	For the six months ended March 31, 2015 (unaudited)	For the six months ended March 31, 2014 (unaudited)
Statement of Operations
Revenues	$16,494,415	$40,806,314	$45,575,639	$73,859,955
Realized gain on corn hedge	—	—	925,400	827,500
Cost of goods sold	20,049	819,589	62,602	1,382,438
General and administrative	15,618	8,327	33,691	23,508
Other income/expense	$1,190,501	$—	$1,190,501	$—
Inventory Purchases	$3,720,427	$3,966,412	$5,660,355	$6,590,073

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2015, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Negative operating margins which result from lower ethanol prices;

•	Reduction in ethanol demand due to a decrease or elimination of the ethanol use requirement in the Federal Renewable Fuels Standard;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

During our second quarter of 2014, we commenced a project to convert our ethanol plant from a coal fired plant to a natural gas based ethanol plant. This project was completed during the second quarter of our 2015 fiscal year. We financed the natural gas conversion project from cash we had on hand as well as funds we had available to borrow on our line of credit.

Our revenue was significantly lower than we expected during the second quarter of our 2015 fiscal year as a result of additional plant downtime. We experienced a failure in our coal boiler in early February 2015 which required us to accelerate our conversion of the ethanol plant from coal to natural gas as the fuel source. However, this resulted in an unexpected shutdown of the ethanol plant for approximately three weeks in February of 2015. We are in the process of filing an insurance claim for losses we incurred as a result of this plant shutdown. We did not receive any proceeds from insurance during the second quarter of our 2015 fiscal year. We have not experienced any additional unplanned shutdowns since the conversion to natural gas took place in February 2015.

On March 4, 2015, our board of governors voluntarily decided to suspend trading of our membership units on the qualified matching service operated by FNC Ag Stock LLC. Our board of governors decided to suspend trading on the qualified matching service indefinitely while it conducts due diligence on a potential transaction in order to protect the interests of our members.

On March 26, 2015, we executed amended loan agreements with our primary lender, First National Bank of Omaha (FNBO) to extend the maturity dates of our loans, to modify the the interest rate terms of our loans and to modify the financial covenants associated with our loans.

On April 2, 2015, our board of governors declared a cash distribution of $0.20 per membership unit to the holders of units of record at the close of business on April 2, 2015, for a total distribution of $8,029,632. We paid the distribution on April 6, 2015.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015 (Unaudited)		Three Months Ended March 31, 2014 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$16,991,326	100.00	$41,922,206	100.00
Cost of Goods Sold	15,447,317	90.91	37,707,453	89.95
Gross Profit	1,544,009	9.09	4,214,753	10.05
General and Administrative Expenses	588,286	3.46	566,584	1.35
Operating Income	955,723	5.62	3,648,169	8.70
Other Income (Expense)	1,192,091	7.02	(109,614)	(0.26)
Net Income	$2,147,814	12.64	$3,538,555	8.44

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2015 and 2014.

	Three Months ended March 31, 2015 (unaudited)	Three Months ended March 31, 2014 (unaudited)
Production:
Ethanol sold (gallons)	10,568,594	13,669,925
Dried distillers grains sold (tons)	17,607	22,916
Modified distillers grains sold (tons)	20,568	20,032
Corn oil sold (pounds)	1,475,990	2,809,130
Revenues:
Ethanol average price per gallon (net of hedging)	$1.31	$2.51
Dried distillers grains average price per ton	109.3	207.16
Modified distillers grains average price per ton	44.28	97.46
Corn oil average price per pound	0.18	0.27
Primary Inputs:
Corn ground (bushels)	3,904,775	4,845,196
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.10	$3.99
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.110	$0.103
Denaturant cost	0.035	0.054
Electricity cost	0.065	0.053
Direct labor cost	0.078	0.050

Revenue

Our revenue was significantly lower for the second quarter of our 2015 fiscal year compared to the same period of our 2014 fiscal year due to lower prices for our products in addition to decreased production due to additional plant downtime. During the second quarter of our 2015 fiscal year, approximately 81.2% of our total revenue was derived from ethanol sales, approximately 16.7% was from distillers grains sales and approximately 1.6% was from corn oil sales. During the second quarter of our 2014 fiscal year, approximately 81.8% of our total revenue was derived from ethanol sales, approximately 16.0% was from distillers grains sales and approximately 1.8% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 47.8% less during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year. Management attributes this decrease in the price we received for our ethanol during the second quarter of our 2015 fiscal year to a combination of higher ethanol prices during the 2014 period due to rail logistics issues which increased ethanol prices during that time and lower ethanol prices during the 2015 period due to lower gasoline and corn prices. Many ethanol producers experienced rail shipping delays during the beginning of 2014 which restricted the supply of ethanol in the market. This lower ethanol supply resulted in a significant increase in ethanol prices which positively impacted our operations. However, due to falling oil prices, gasoline prices have been lower during our 2015 fiscal year which has resulted in lower ethanol prices and decreased ethanol demand which impacted our revenue during the second quarter of our 2015 fiscal year. Management believes that increased gasoline demand due to lower gasoline prices has positively impacted ethanol prices, however, this additional demand has not been sufficient to maintain ethanol prices. Management believes lower ethanol prices may positively impact ethanol exports which could support ethanol prices.

Uncertainty exists regarding ethanol demand due to a proposal by the EPA in November 2013 to reduce the ethanol use requirement in the Federal Renewable Fuels Standard (RFS) in 2014. However, the EPA failed to release the final rule during 2014 and instead announced that it would not issue a final rule for 2014 until sometime during 2015. Management expects the EPA to make an announcement regarding the RFS by the end of June 2015, however, there is no certainty regarding this date. If the ethanol use requirement in the RFS is reduced either in 2015 or in the future, it could negatively impact demand for ethanol which could decrease market ethanol prices. Lower ethanol prices, especially at times when corn prices are higher, can result in negative operating margins in the ethanol industry which can negatively impact our financial performance. Management anticipates that ethanol exports will continue to play a pivotal role in ethanol prices during our 2015 fiscal year. If ethanol exports fall off, especially at a time when domestic ethanol demand is lower, it may result in lower ethanol prices and unfavorable operating conditions in the ethanol industry. Further, if gasoline prices remain low, management anticipates that ethanol prices will remain low, despite increased ethanol demand due to higher gasoline demand. These uncertainties could lead to further ethanol price volatility during our 2015 fiscal year which could negatively impact our profitability.

We sold significantly less gallons of ethanol during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year due to additional plant downtime during the 2015 period. Management anticipates that ethanol production and sales will be be higher going forward as we have addressed the issues which resulted in the decreased production. However, if operating margins in the ethanol industry are reduced, we may decide to either decrease or cease production which could result in lower production in the future.

From time to time we enter into forward sales contracts for our products. At March 31, 2015, we had approximately 1.26 million gallons of ethanol futures contracts. These ethanol futures contracts resulted in a gain of approximately $149,000 during the second quarter of our 2015 fiscal year which increased our revenue. By comparison, our ethanol futures contracts resulted in a gain of approximately $506,000 for the second quarter of our 2014 fiscal year.

Distillers Grains

The average price we received for our distillers grains during the second quarter of our 2015 fiscal year was significantly lower compared to the second quarter of our 2014 fiscal year. Management attributes this decrease in distillers grains prices with lower corn and soybean prices which both impact demand and prices for distillers grains. Recently, China reversed its position regarding importing distillers grains which has positively impacted distillers grains demand and prices. However, distillers grains sellers are concerned that China could once again refuse distillers grains shipments which could negatively impact distillers grains prices in the United States. Management anticipates that distillers grains prices will continue to primarily track corn prices. If unfavorable margins occur in the ethanol industry, it may lead to lower distillers grains production which could increase distillers grains demand and prices. This increase results from the fact that many animal feeders rely on an established ration of distillers grains in their animal feed. It can be difficult for some animal feeding operations to change their rations in the short term which could support distillers grains prices.

We produced and sold less total tons of distillers grains during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year due to our additional plant downtime in February 2015. Management anticipates that our distillers grains production will return to more normal levels during the third quarter of our 2015 fiscal year provided operating margins remain positive.

Corn Oil

The total pounds of corn oil we sold was lower during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year. Management attributes this decrease in corn oil sales with decreased corn oil production due to additional plant downtime in February 2015. Further, the amount of corn oil which is contained in the corn we are using during our 2015 fiscal year is less than the corn we were using during our 2014 fiscal year which impacts our corn oil production efficiency. Management anticipates that corn oil production will return to more normal levels during the third quarter of our 2015 fiscal year. Corn oil prices were lower during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year due primarily to less corn oil demand from the biodiesel industry and lower corn and soybean oil prices. Management anticipates continued lower corn oil prices as the market supply of corn oil continues to increase with lower corn oil demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Since we converted the ethanol plant from a coal fired plant to a natural gas based ethanol plant, our profitability will in part depend on natural gas prices instead of coal prices. Our cost of goods sold as a percentage of revenues was 90.9% for the second quarter of our 2015 fiscal year as compared to 89.9% for the second quarter of our 2014 fiscal year. The increase in our cost of goods sold as a percentage of revenue was due to tighter operating margins during our 2015 fiscal year which decreased our total revenue more than the decrease we experienced in our cost of goods sold. Further, our additional plant downtime during February 2015 increased our fixed costs as a percentage of our revenue.

Corn Costs

Our cost of goods sold related to corn was lower for the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year due to lower corn prices and consumption during the second quarter of our 2015 fiscal year. Corn consumption was lower due to additional plant downtime in February 2015. In addition, market corn prices have been lower recently due to the record corn crop which was harvested in the fall of 2014 along with increased corn supplies due to more corn carryover from the prior marketing year. Management anticipates that corn prices will remain lower during our 2015 fiscal year due to increased corn supplies and uncertainty regarding corn demand, especially due to the efforts to reduce the ethanol use requirement in the RFS and uncertainty regarding corn exports to China.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At March 31, 2015, we had forward corn purchase contracts for various delivery periods through December 2015 for a total commitment of approximately $9.7 million. We also had a commitment to purchase 1 million bushels of corn at March 31, 2015 which had not yet been priced. The price for these bushels of corn will be set when they are purchased at the July 2015 index price less basis. Our corn derivative positions resulted in a loss of approximately $1.7 million during the second quarter of our 2015 fiscal year which increased our cost of goods sold. By comparison, our corn derivative positions resulted in a loss of approximately $2.5 million during the second quarter of our 2014 fiscal year which increased our cost of goods sold.

Energy Costs

During the second quarter of our 2015 fiscal year, our natural gas conversion project came online. As a result, moving forward, our profitability will depend on our natural gas costs instead of our coal costs. Even though we maintain the ability to use coal as the fuel source for our ethanol plant, we do not anticipate using coal going forward. Management anticipates that due to our location near a major source of natural gas production, we will be able to purchase natural gas at very favorable prices and will have sufficient natural gas supplies to meet our plant's operational needs. We have all of the natural gas supply and distribution agreements we need in place to continue to operate the ethanol plant.

General and Administrative Expenses

Our general and administrative expenses were higher for the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year due to additional consulting services purchased in our 2015 fiscal year.

Other Income/Expense

We had less interest income during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year due to finance charges we agreed to reverse in order to settle certain outstanding accounts receivable. In addition, we had less interest expense during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year because we had less borrowings on our credit facilities. We had significantly more other income during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year due to a capital account refund we received from RPMG, our marketer.

Results of Operations for the Six Months Ended March 31, 2015 and 2014

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2015 and 2014:

	Six Months Ended March 31, 2015 (Unaudited)		Six Months Ended March 31, 2014 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$46,604,177	100.00	$75,708,170	100.00
Cost of Goods Sold	43,228,897	92.76	66,870,757	88.33
Gross Profit	3,375,280	7.24	8,837,413	11.67
General and Administrative Expenses	1,133,053	2.43	1,037,672	1.37
Operating Income	2,242,227	4.81	7,799,741	10.30
Other Income (Expense)	1,079,507	2.32	(193,466)	(0.26)
Net Income	$3,321,734	7.13	$7,606,275	10.05

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2015 and 2014.

	Six Months ended March 31, 2015 (unaudited)	Six Months ended March 31, 2014 (unaudited)
Production:
Ethanol sold (gallons)	24,258,675	26,029,418
Dried distillers grains sold (tons)	43,197	51,590
Modified distillers grains sold (tons)	39,759	38,442
Corn oil sold (pounds)	3,596,530	5,455,990
Revenues:
Ethanol average price per gallon (net of hedging)	$1.61	$2.31
Dried distillers grains average price per ton	109.34	195.11
Modified distillers grains average price per ton	45.24	89.31
Corn oil average price per pound	0.21	0.27
Primary Inputs:
Corn ground (bushels)	8,752,908	9,721,484
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.28	$4.31
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.113	$0.109
Denaturant cost	0.040	0.053
Electricity cost	0.066	0.055
Direct labor cost	0.071	0.054

Revenue

Our revenue was lower for the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year due to lower prices for our products along with decreased sales of our products. During the six months ended March 31, 2015, approximately 83.8% of our total revenue was derived from ethanol sales, approximately 14.0% was from distillers grains sales and approximately 1.6% was from corn oil sales. During the six months ended March 31, 2014, approximately 79.6% of our total revenue was derived from ethanol sales, approximately 18.0% was from distillers grains sales and approximately 1.9% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 30.3% less during the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year. Management attributes this decrease in the price we received for our ethanol during the six months ended March 31, 2015 with lower market ethanol prices from reduced gasoline prices and lower corn prices, both of which impact ethanol prices. We sold approximately 6.8% less gallons of ethanol during the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year, due in part to the plant downtime we experienced during February 2015.

From time to time we enter into derivative instruments related to our ethanol sales. During the six months ended March 31, 2015, we experienced a loss on our ethanol derivative instruments which lowered our revenue. During the six months ended March 31, 2014, we also experienced a loss on our ethanol derivative instruments which lowered our revenue.

Distillers Grains

The average price we received for our distillers grains during the six months ended March 31, 2015 was significantly lower compared to the same period of our 2014 fiscal year. Management attributes this decrease in distillers grains prices with lower corn and soybean prices which both impact demand and prices for distillers grains. In addition, we produced and sold less total tons of distillers grains during the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year due to additional plant downtime during February 2015.

Corn Oil

The total pounds of corn oil we sold was lower during the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year, due to increased plant downtime and less oil in the corn we have been using during our 2015 fiscal year. In addition, corn oil prices were lower during the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year due primarily to less corn oil demand from the biodiesel industry and lower corn and soybean oil prices.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 92.8% for the six months ended March 31, 2015 as compared to 88.3% for the six months ended March 31, 2014. The increase in our cost of goods sold as a percentage of revenue was due to increased plant downtime during the 2015 period which increased our fixed costs as a percentage of revenue along with overall tighter operating margins in the ethanol industry.

Corn Costs

Our cost of goods sold related to corn was lower for the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year due to lower corn consumption and lower average corn prices during our 2015 fiscal year. Market corn prices have been lower recently due to the record corn crop which was harvested in the fall of 2014 along with increased corn supplies due to more corn carryover from the prior marketing year. In addition, due to our increased plant downtime during the 2015 period, we consumed fewer bushels of corn.

Energy Costs

During the second quarter of our 2015 fiscal year, our natural gas conversion project came online. As a result, moving forward, our profitability will depend on our natural gas costs instead of our coal costs. Management believes that using natural gas as the fuel source for our ethanol plant will decrease our cost of goods sold related to energy, however, the impact the natural gas conversion project will have depends on market natural gas prices and the cost required to transport the natural gas to our ethanol plant.

General and Administrative Expenses

Our general and administrative expenses were slightly higher for the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year due to additional consulting services purchased in our 2015 fiscal year and higher property taxes.

Other Income/Expense

We had less interest income during the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year due to finance charges we agreed to reverse in order to settle certain outstanding accounts receivable. In addition, we had less interest expense during the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year because we had less borrowings on our credit facilities. We had significantly more other income during the six months ended March 31, 2015 compared to the same period of our 2014 fiscal year due to a capital account refund we received from RPMG, our marketer.

Changes in Financial Condition for the Six Months Ended March 31, 2015

Current Assets. We had less cash and equivalents at March 31, 2015 compared to September 30, 2014 primarily due to an excess cash flow prepayment we made on our long-term debt during our first fiscal quarter of 2015 and cash we used to purchase corn inventory during our 2015 fiscal year. We had approximately $1.9 million of restricted cash at March 31, 2015 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had more accounts receivable at March 31, 2015 compared to September 30, 2014. Due primarily to changing corn and ethanol prices, the value of our derivative instruments was lower at March 31, 2015 compared to September 30, 2014. We had more inventory on hand at March 31, 2015 compared to September 30, 2014 due to having more corn inventory. Due to the current favorable corn prices, we have increased our corn storage licensed capacity in order to purchase additional bushels.

Property, Plant and Equipment. The value of our property, plant and equipment was higher at March 31, 2015 compared to September 30, 2014 due to plant improvements we made to convert the facility from a coal fired plant to natural gas. These plant improvements were placed into service during our 2015 fiscal year.

Other Assets. Our other assets were comparable at March 31, 2015 and September 30, 2014.

Current Liabilities. Our accounts payable was lower at March 31, 2015 compared to September 30, 2014 due to decreased corn payables because we purchased much of our corn inventory earlier in our 2015 fiscal year. Our accrued expenses were higher at March 31, 2015 compared to September 30, 2014 due to deferred corn payments. The accrued loss we had on our firm purchase commitments was lower at March 31, 2015 compared to September 30, 2014 because many of the open contracts were filled during the second quarter of our 2015 fiscal year, and the market price of corn was closer to the prices we agreed to pay on our forward corn purchase contracts. We had less current maturities on long-term debt at March 31, 2015 compared to September 30, 2014 due to the excess cash flow payment we made during our first fiscal quarter of 2015.

Long-term Liabilities. Our long-term liabilities were lower at March 31, 2015 compared to September 30, 2014, due to scheduled quarterly loan payments we made during our 2015 fiscal year.

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

The following table shows cash flows for the six months ended March 31, 2015 and 2014:

	2015 (unaudited)	2014 (unaudited)
Net cash (used in) provided by operating activities	$(8,509,558)	$1,900,364
Net cash (used in) investing activities	(3,418,520)	(528,701)
Net cash (used in) financing activities	(8,233,207)	(1,371,663)
Net (decrease) in cash	$(20,161,285)	$—
Cash and cash equivalents, end of period	$1,790,974	$1,000

Cash Flow from Operations

Our operations provided less cash during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year due to less net income and more cash being used for corn inventory during the 2015 period. We also experienced changes in our accounts payable and accrued purchase commitment losses related to our corn purchases which decreased the cash generated by our operations during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the second quarter of our 2015 fiscal year compared to the second quarter of our 2014 fiscal year primarily due to our natural gas conversion and hammer mill projects which were in process during our 2015 fiscal year. During the first six months of our 2014 fiscal year, we primarily used cash for ordinary repair and replacement of equipment at the ethanol plant.

Cash Flow from Financing Activities

During the first quarter of our 2015 fiscal year, we made a significant excess cash flow prepayment on our long-term loan which used cash. By comparison, during the first six months of our 2014 fiscal year, we used additional cash to repay checks we had issued in excess of bank balances and amounts we borrowed on our short-term revolving loan.

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

Capital Expenditures

The Company had approximately $353,000 in construction in progress as of March 31, 2015 which relates to our scrubber project. During the six months ended March 31, 2015, the Company placed in service approximately $3,400 000 in capital projects with the majority of these costs related to the natural gas conversion project and the addition of a new hammer mill.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of March 31, 2015. This revolving line-of-credit matures on March 20, 2016. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.68% as of March 31, 2015.

Long-Term Debt Sources

In March of 2015, we refinanced our outstanding debt with our senior lender. As of March 31, 2015, our long-term debt consisted of a term loan. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	March 31, 2015 (Unaudited)	September 30, 2014	March 31, 2015 (Unaudited)	September 30, 2014	Quarterly Principal and Interest Payment Amounts	Notes
Term Note	$6.4	$14.6	4.96%	3.74%	$345,243	1, 2

Notes
1 - Maturity date extended to March 2020 from April 2017.
2 - Variable interest rate of 3.5% over the three-month LIBOR was replaced by a fixed per annum interest rate equal to 4.96%.

Restrictive Covenants

We are subject to a number of covenants and restrictions in connection with our credit facilities, including:

•	Providing FNBO with current and accurate financial statements;

•	Maintaining certain financial ratios including minimum working capital and debt service coverage ratio;

•	Maintaining adequate insurance;

•	Making, or allowing to be made, any significant change in our business or tax structure;

•	Limiting our ability to make distributions to members; and

•	Maintaining a threshold of capital expenditures.

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

As of March 31, 2015, we were in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006 with this amount currently shown in the long-term liability section of our Balance Sheet as Contracts Payable. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we expect to have to repay the grant and are awaiting instructions from the Industrial Commission as to the terms of the repayment schedule. This repayment could begin at some point in 2015, but as of March 31, 2015 we have not received any instructions from the Industrial Commission.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended March 31, 2015.

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

As of March 31, 2015, we had approximately 2.6 million bushels of corn under fixed price contracts.  As of March 31, 2015 we accrued a $497,000 loss on firm purchase commitments related to these corn contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of March 31, 2015, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	53,765,000	Gallons	10%	$(7,527,100)
Corn	10,048,000	Bushels	10%	$(3,315,840)
Natural gas	1,570,400	MMBtu	10%	$(439,712)

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of March 31, 2015, would cause an adverse change to our income in the amount of approximately $64,000 for a 12 month period.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibits
10.1	Fourth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha, and Red Trail Energy L.L.C., dated March 7, 2014*
10.2	First Amended and Restated Term Note between First National Bank of Omaha, and Red Trail Energy L.L.C., dated March 20, 2015*
10.3	Second Amendment of First Amended and Restated Mortgage between First National Bank of Omaha, and Red Trail Energy L.L.C., dated March 20, 2015*
10.4	Third Amended and Restated Revolving Credit Note between First National Bank of Omaha, and Red Trail Energy L.L.C., dated March 20, 2015*
10.5	Fifth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha, and Red Trail Energy L.L.C., dated March 20, 2015*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2015 and September 30, 2014, (ii) Statements of Operations for the three and six months ended March 31, 2015 and 2014, (iii) Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 15, 2015	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2015	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)