Form 10-Q
period 2015-06-30
RED TRAIL ENERGY, LLC
filed 2015-08-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2015	September 30, 2014
	(Unaudited)
Current Assets
Cash and equivalents	$1,828,857	$21,952,259
Restricted cash - margin account	2,807,371	—
Accounts receivable, primarily related party	4,534,965	1,011,411
Other receivables	62,334	617,955
Commodities derivative instruments, at fair value	—	3,615,151
Inventory	15,626,019	13,318,724
Prepaid expenses	124,339	107,012
Total current assets	24,983,885	40,622,512

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	7,635,302	5,498,862
Plant and equipment	82,507,909	77,739,946
Construction in progress	—	3,326,725
	95,107,011	91,529,333
Less accumulated depreciation	43,289,578	40,049,818
Net property, plant and equipment	51,817,433	51,479,515

Other Assets
Debt issuance costs, net of amortization	32,399	45,962
Investment in RPMG	605,000	605,000
Patronage equity	3,014,514	2,865,440
Deposits	40,000	40,000
Total other assets	3,691,913	3,556,402

Total Assets	$80,493,231	$95,658,429

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2015	September 30, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$1,479,190	$3,052,375
Accrued expenses	2,541,262	3,167,994
Commodities derivative instruments, at fair value (see note 2)	3,310,032	—
Accrued loss on firm purchase commitments (see note 7)	497,000	3,270,000
Current maturities of notes payable	1,126,942	9,266,343
Total current liabilities	8,954,426	18,756,712

Long-Term Liabilities
Notes payable, net of current maturities	4,985,803	5,372,713
Contracts payable	—	275,000
Total long-term liabilities	4,985,803	5,647,713

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	66,553,002	71,254,004

Total Liabilities and Members’ Equity	$80,493,231	$95,658,429

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$28,571,787	$35,011,137	$75,175,964	$110,719,307

Cost of Goods Sold
Cost of goods sold	28,297,296	18,032,020	71,175,753	84,902,777
Lower of cost or market inventory adjustment	—	—	304,439	—
Loss on firm purchase commitments	—	372,000	46,000	372,000
Total Cost of Goods Sold	28,297,296	18,404,020	71,526,192	85,274,777

Gross Profit	274,491	16,607,117	3,649,772	25,444,530

General and Administrative Expenses	471,269	517,686	1,604,322	1,555,358

Operating Income (Loss)	(196,778)	16,089,431	2,045,450	23,889,172

Other Income (Expense)
Interest income	6,139	24,624	3,390	64,448
Other income	281,269	8,671	1,563,917	100,400
Interest expense	(78,643)	(146,853)	(279,036)	(471,871)
Total other income (expense), net	208,765	(113,558)	1,288,271	(307,023)

Net Income	$11,987	$15,975,873	$3,333,721	$23,582,149

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160
			—
Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income Per Unit
Basic	$—	$0.40	$0.08	$0.59

Diluted	$—	$0.40	$0.08	$0.59

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$3,333,721	$23,582,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,253,323	3,100,223
Change in fair value of derivative instruments	6,925,183	(2,328,496)
Lower of cost or market inventory adjustment	(304,439)	—
Loss on firm purchase commitments	497,000	372,000
Noncash patronage equity	(149,074)	(325,588)
Change in operating assets and liabilities:
Restricted cash	(2,807,371)	(3,069,081)
Accounts receivable	(3,523,554)	(1,175,723)
Other receivables	555,621	(4,509)
Inventory	(2,499,856)	(2,444,375)
Prepaid expenses	(17,327)	(101,317)
Accounts payable	(1,573,186)	1,002,800
Accrued expenses	(626,731)	904,507
Accrued purchase commitment losses	(2,773,000)	169,000
Net cash provided by operating activities	290,310	19,681,590

Cash Flows from Investing Activities
Capital expenditures	(3,577,678)	(1,586,212)
Net cash (used in) investing activities	(3,577,678)	(1,586,212)

Cash Flows from Financing Activities
Dividends paid	(8,034,723)	(2,007,452)
Disbursements in excess of bank balances	—	(3,126,883)
Net advances on short-term borrowings	—	(3,363,000)
Debt repayments	(8,801,311)	(2,290,050)
Net cash (used in) financing activities	(16,836,034)	(10,787,385)

Net (Decrease) Increase in Cash and Equivalents	(20,123,402)	7,307,993
Cash and Equivalents - Beginning of Period	21,952,259	1,000
Cash and Equivalents - End of Period	$1,828,857	$7,308,993

Supplemental Disclosure of Cash Flow Information
Interest paid	$299,240	$490,598

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2015

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2015

As of:	June 30, 2015 (unaudited)				September 30, 2014
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	1,148	5,740,000	bushels	$(3,228,750)	1,377	6,885,000	bushels	$7,162,638
Corn options	—	—	bushels	$—	250	1,250,000	bushels	$(745,313)
Soybean oil options	—	—	gal	$—	200	1,000,000	gal	$2,618,750
Soybean oil futures	27	16,200	gal	$(24,624)	77	46,200	gal	$370,446
Ethanol futures	50	2,100,000	gal	$(56,658)	90	3,780,000	gal	$506,436
Due to broker				$—				$(6,297,806)
Total fair value				$(3,310,032)				$3,615,151
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2015 and September 30, 2014:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2015 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$(3,310,032)
Total derivatives not designated as hedging instruments for accounting purposes	$—	$(3,310,032)

Balance Sheet - as of September 30, 2014	Asset	Liability
Commodity derivative instruments, at fair value	$3,615,151	$—
Total derivatives not designated as hedging instruments for accounting purposes	$3,615,151	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended June 30, 2015 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2014 (unaudited)	Amount of gain(loss) recognized in income during the nine months ended June 30, 2015 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2014 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(1,654,828)	$4,027,197	$(2,740,031)	$2,245,729
Ethanol derivative instruments	Revenue	(54,138)	2,580,892	(540,708)	(7,771,093)
Soybean oil derivative instruments	Revenue	(17,674)	416,722	(931,113)	416,722
Total		$(1,726,640)	$7,024,811	$(4,211,852)	$(5,108,642)

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2015

3. INVENTORY
Inventory is valued at the lower of cost or market. Inventory values as of June 30, 2015 and September 30, 2014 were as follows:

As of	June 30, 2015 (unaudited)	September 30, 2014
Raw materials, including corn, chemicals and supplies	$12,057,059	$9,962,057
Work in process	842,995	893,141
Finished goods, including ethanol and distillers grains	802,523	661,159
Spare parts	1,923,442	1,802,367
Total inventory	$15,626,019	$13,318,724
Lower of cost or market adjustments for the three and nine months ended June 30, 2015 and 2014 were as follows:

	For the three months ended June 30, 2015 (unaudited)	For the three months ended June 30, 2014 (unaudited)	For the nine months ended June 30, 2015 (unaudited)	For the nine months ended June 30, 2014 (unaudited)
Loss on firm purchase commitments	$—	$372,000	$46,000	$372,000
Loss on lower of cost or market adjustment for inventory on hand	—	—	304,439	—
Total loss on lower of cost or market adjustments	$—	$372,000	$350,439	$372,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2015, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $46,000 and $372,000 for the nine months ended June 30, 2015 and 2014, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

4. BANK FINANCING

As of	June 30, 2015 (unaudited)	September 30, 2014
Long-term notes payable under loan agreement to bank	$6,075,486	$14,579,000
Capital lease obligations (Note 6)	37,259	60,056
Total Long-Term Debt	6,112,745	14,639,056
Less amounts due within one year	1,126,942	9,266,343
Total Long-Term Debt Less Amounts Due Within One Year	$4,985,803	$5,372,713

The Company's notes payable consists of a term loan. As of June 30, 2015, the fixed interest rate on the term loan was 4.96%. This loan matures on March 20, 2020.

The Company also has a $10,000,000 operating line-of-credit that matures on March 20, 2016. At June 30, 2015, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.68% for amounts drawn on the operating line of credit.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2015

Scheduled debt maturities for the twelve months ending June 30	Totals

2016	$1,126,942
2017	1,156,796
2018	1,215,384
2019	1,276,944
2020	1,336,679
Total	$6,112,745

As of June 30, 2015, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2015 (unaudited)	Fair Value as of June 30, 2015 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$(3,310,032)	$(3,310,032)	$(3,310,032)	$—	$—
Total	$(3,310,032)	$(3,310,032)	$(3,310,032)	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2014	Fair Value as of September 30, 2014	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$3,615,151	$3,615,151	$3,615,151	$—	$—
Total	$3,615,151	$3,615,151	$3,615,151	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at June 30, 2015 and September 30, 2014 approximated the carrying value of approximately $6.1 million and $14.6 million, respectively. Fair value was estimated using estimated variable market interest rates as of June 30, 2015. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2015

Rent expense for operating leases was approximately $123,000 and $128,000 for the three months ended June 30, 2015 and 2014, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	June 30, 2015 (unaudited)	September 30, 2014
Equipment	$564,648	$564,648
Less accumulated amortization	(102,182)	(73,906)
Net equipment under capital lease	$462,466	$490,742

At June 30, 2015, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

	Operating Leases	Capital Leases
2016	$334,321	$28,478
2017	220,417	2,592
2018	163,870	2,612
2019	100,800	2,632
2020	58,800	945
Thereafter	—	—
Total minimum lease commitments	$878,208	37,259
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$37,259

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2015, the Company had various fixed price contracts for the purchase of approximately 3.8 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $13.5 million related to the 3.8 million bushels under contract.

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

	June 30, 2015 (unaudited)	September 30, 2014
Balance Sheet
Accounts receivable	$4,442,918	$1,476,130
Accounts Payable	205,003	482,046

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2015

	For the three months ended June 30, 2015 (unaudited)	For the three months ended June 30, 2014 (unaudited)	For the nine months ended June 30, 2015 (unaudited)	For the nine months ended June 30, 2014 (unaudited)
Statement of Operations
Revenues	$27,980,965	$34,672,018	$73,556,604	$108,531,973
Realized gain on corn hedge	—	—	925,400	827,500
Cost of goods sold	27,333	60,655	89,935	2,243,049
General and administrative	21,727	26,705	55,418	50,213
Other income/expense	—	—	1,190,501	—
Inventory Purchases	$5,218,891	$2,314,657	$10,879,246	$8,904,730

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. The EPA released its final rule for the RFS on May 29, 2015 which reduced the ethanol use requirement for 2014, 2015 and 2016 for corn-based ethanol which could have a significant negative impact on the Company's financial performance.

The Company anticipates that the results of operations during the remainder of fiscal 2015 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets and demand for corn from the ethanol industry.

10. SUBSEQUENT EVENT

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2015, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

Our revenue was significantly lower than we expected during the second quarter of our 2015 fiscal year as a result of additional plant downtime. We experienced a failure in our coal boiler in early February 2015 which required us to accelerate our conversion of the ethanol plant from coal to natural gas as the fuel source. However, this resulted in an unexpected shutdown of the ethanol plant for approximately three weeks in February of 2015. We filed an insurance claim for losses we incurred as a result of this plant shutdown. We have not yet received any proceeds from the insurance claim. We have not experienced any additional unplanned shutdowns since the conversion to natural gas took place in February 2015.

On March 4, 2015, our board of governors voluntarily decided to suspend trading of our membership units on the qualified matching service operated by FNC Ag Stock LLC. Our board of governors decided to suspend trading on the qualified matching service indefinitely while it conducts due diligence on a potential transaction in order to protect the interests of our members.

On March 26, 2015, we executed amended loan agreements with our primary lender, First National Bank of Omaha (FNBO) to extend the maturity dates of our loans, to modify the interest rate terms of our loans and to modify the financial covenants associated with our loans.

On April 2, 2015, our board of governors declared a cash distribution of $0.20 per membership unit to the holders of units of record at the close of business on April 2, 2015, for a total distribution of $8,029,632. We paid the distribution on April 6, 2015. The additional $5,091 of dividends paid on the cash flow statement is related to the payment of state income taxes for some members.

On July 23, 2015, our board of governors declared a cash distribution of $0.15 per membership unit to the holders of units of record at the close of business on July 23, 2015, for a total distribution of $6,022,224. We paid the distribution on August 6, 2015.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015 (Unaudited)		Three Months Ended June 30, 2014 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$28,571,787	100.00	$35,011,137	100.00
Cost of Goods Sold	28,297,296	99.04	18,404,020	52.57
Gross Profit	274,491	0.96	16,607,117	47.43
General and Administrative Expenses	471,269	1.65	517,686	1.48
Operating Income (Loss)	(196,778)	(0.69)	16,089,431	45.96
Other Income (Expense)	208,765	0.73	(113,558)	(0.32)
Net Income	$11,987	0.04	$15,975,873	45.63

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2015 and 2014.

	Three Months ended June 30, 2015 (unaudited)	Three Months ended June 30, 2014 (unaudited)
Production:
Ethanol sold (gallons)	15,241,065	12,852,971
Dried distillers grains sold (tons)	31,089	26,857
Modified distillers grains sold (tons)	19,699	9,317
Corn oil sold (pounds)	2,489,000	2,490,640
Revenues:
Ethanol average price per gallon (net of hedging)	$1.47	$2.22
Dried distillers grains average price per ton	141.49	178.01
Modified distillers grains average price per ton	54.56	83.88
Corn oil average price per pound	0.24	0.29
Primary Inputs:
Corn ground (bushels)	5,472,975	4,323,278
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.64	$4.04
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.096	$0.106
Denaturant cost	0.034	0.050
Electricity cost	0.030	0.053
Direct labor cost	0.052	0.055

Revenue

Our revenue was significantly lower for the third quarter of our 2015 fiscal year compared to the same period of our 2014 fiscal year due to lower prices for our products, partially offset by increased production. During the third quarter of our 2015 fiscal year, approximately 78.4% of our total revenue was derived from ethanol sales, approximately 19.2% was from distillers grains sales and approximately 2.1% was from corn oil sales. During the third quarter of our 2014 fiscal year, approximately 81.6% of our total revenue was derived from ethanol sales, approximately 15.9% was from distillers grains sales and approximately 2.1% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 33.8% less during the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year. Management attributes this decrease in the price we received for our ethanol during the third quarter of our 2015 fiscal year to a combination of higher ethanol prices during the 2014 period due to rail logistics issues which increased ethanol prices during that time and lower ethanol prices during the 2015 period due to lower gasoline and corn prices. Many ethanol producers experienced rail shipping delays during the beginning of 2014 which restricted the supply of ethanol in the market. This lower ethanol supply resulted in a significant increase in ethanol prices which positively impacted our operations. Due to falling oil prices, gasoline prices have been lower during our 2015 fiscal year which has resulted in lower ethanol prices and decreased ethanol demand which impacted our revenue during the third quarter of our 2015 fiscal year. Management believes that increased gasoline demand due to lower gasoline prices has positively impacted ethanol prices, however, this additional demand has not been sufficient to maintain ethanol prices. Management also believes lower ethanol prices may positively impact ethanol exports which could provide additional support for ethanol prices.

On May 29, 2015, the United States Environmental Protection Agency (EPA) released its proposed renewable volume obligations under the Federal Renewable Fuels Standard (RFS) for 2014, 2015 and 2016. The renewable volume obligations are the amount of renewable fuels that must be used each year in the United States pursuant to the RFS. The EPA's May 29, 2015 release proposed a lower renewable volume obligation for corn-based ethanol in 2014, 2015 and 2016 compared to the requirement in the RFS. Management believes that this decrease in the renewable volume obligations for corn-based ethanol will negatively impact market ethanol prices and demand, which could negatively impact our profitability.

We sold significantly more gallons of ethanol during the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year due to additional production capacity at the plant due to our natural gas conversion project and less plant downtime during the 2015 period. Management anticipates that our ethanol production and sales will be higher going forward due to the plant improvements we have made which have increased our total production capacity. We continue to work to maximize the additional production capacity of our ethanol plant.

From time to time we enter into forward sales contracts for our products. At June 30, 2015, we had approximately 2.1 million gallons of ethanol futures contracts. These ethanol futures contracts resulted in a loss of approximately $54,000 during the third quarter of our 2015 fiscal year which decreased our revenue. By comparison, our ethanol futures contracts resulted in a gain of approximately $2.6 million for the third quarter of our 2014 fiscal year.

Distillers Grains

The average price we received for our distillers grains during the third quarter of our 2015 fiscal year was significantly lower compared to the third quarter of our 2014 fiscal year. Management attributes this decrease in distillers grains prices with lower corn and soybean prices which both impact demand and prices for distillers grains. Recently, China reversed its position regarding importing distillers grains which has positively impacted distillers grains demand and prices. However, distillers grains sellers are concerned that China could once again refuse distillers grains shipments which could negatively impact distillers grains prices in the United States. Management anticipates that distillers grains prices will continue to primarily track corn prices. If unfavorable margins occur in the ethanol industry, it may lead to lower distillers grains production which could increase distillers grains demand and prices. This increase results from the fact that many animal feeders rely on an established ration of distillers grains in their animal feed. It can be difficult for some animal feeding operations to change their rations in the short term which could support distillers grains prices.

We produced and sold more total tons of distillers grains during the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year due to increased total production and less plant downtime during the third quarter of our 2015 fiscal year. Management anticipates that our distillers grains production will remain higher than in previous years due to our capital improvement projects provided operating margins remain positive.

Corn Oil

The total pounds of corn oil we sold was slightly lower during the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year. Management attributes this decrease in corn oil sales with decreased corn oil production due to some additional maintenance on our corn oil extraction equipment which took the system off-line for a period of time during the 2015 period. Management anticipates comparable corn oil production in the future. Corn oil prices were lower during the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year due primarily to less corn oil demand from the biodiesel industry and lower corn and soybean oil prices. Management anticipates continued lower corn oil prices as the market supply of corn oil continues to increase with lower corn oil demand. However, if biodiesel use increases due to the reinstatement of the biodiesel blenders' tax credit or some other incentive that spurs biodiesel demand, it may positively impact corn oil prices. The biodiesel industry is currently working diligently to reintroduce biodiesel production incentives to spur growth in biodiesel demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Since we converted the ethanol plant from a coal fired plant to a natural gas based ethanol plant, our profitability will in part depend on natural gas prices instead of coal prices. Our cost of goods sold as a percentage of revenues was 99.0% for the third quarter of our 2015 fiscal year as compared to 52.6% for the third quarter of our 2014 fiscal year. The increase in our cost of goods sold as a percentage of revenue was due to significantly decreased operating margins during our 2015 fiscal year which decreased our total revenue more than the decrease we experienced in our cost of goods sold. Further, our additional plant downtime during February 2015 increased our fixed costs as a percentage of our revenue.

Corn Costs

Our cost of goods sold related to corn was higher for the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year due to increased corn consumption partially offset by lower corn prices during the third quarter of our 2015 fiscal year. Corn consumption was higher due to increased ethanol production during the 2015 period. Management attributes the decrease in corn prices with higher corn supplies in the market along with lower commodity prices generally, both factors have led to decreased market corn prices. Further, current estimates indicate that the corn crop that will be harvested in the fall of 2015 may be another large crop which could continue to result in lower corn prices. Management anticipates that corn prices will remain lower during our 2015 fiscal year and into our 2016 fiscal year due to increased corn supplies.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At June 30, 2015, we had forward corn purchase contracts for various delivery periods through December 2015 for a total commitment of approximately $13.5 million. Our corn derivative positions resulted in a loss of approximately $1.6 million during the third quarter of our 2015 fiscal year which increased our cost of goods sold. By comparison, our corn derivative positions resulted in a gain of approximately $4.1 million during the third quarter of our 2014 fiscal year which decreased our cost of goods sold.

Energy Costs

During the second quarter of our 2015 fiscal year, our natural gas conversion project came online. As a result, moving forward, our profitability will depend on our natural gas costs instead of our coal costs. Even though we maintain the ability to use coal as the fuel source for our ethanol plant, we do not anticipate using coal going forward. Management anticipates that due to our location near a major source of natural gas production, we will be able to purchase natural gas at very favorable prices and will have sufficient natural gas supplies to meet our plant's operational needs. We have all of the natural gas supply and distribution agreements we need in place to continue to operate the ethanol plant. Management anticipates that our natural gas costs will be higher during the winter months and relatively lower during the summer months due to seasonal supply and demand shifts.

General and Administrative Expenses

Our general and administrative expenses were lower for the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year due to additional license and permit fees paid in our 2014 fiscal year.

Other Income/Expense

We had less interest income during the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year due to having less cash on hand during the 2015 period. We had more other income during the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year due to the receipt of a state ethanol incentive payment. In addition, we had less interest expense during the third quarter of our 2015 fiscal year compared to the third quarter of our 2014 fiscal year because we had less borrowings on our credit facilities.

Results of Operations for the Nine Months Ended June 30, 2015 and 2014

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2015 and 2014:

	Nine Months Ended June 30, 2015 (Unaudited)		Nine Months Ended June 30, 2014 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$75,175,964	100.00	$110,719,307	100.00
Cost of Goods Sold	71,526,192	95.15	85,274,777	77.02
Gross Profit	3,649,772	4.85	25,444,530	22.98
General and Administrative Expenses	1,604,322	2.13	1,555,358	1.40
Operating Income	2,045,450	2.72	23,889,172	21.58
Other Income (Expense)	1,288,271	1.71	(307,023)	(0.28)
Net Income	$3,333,721	4.43	$23,582,149	21.30

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2015 and 2014.

	Nine Months ended June 30, 2015 (unaudited)	Nine Months ended June 30, 2014 (unaudited)
Production:
Ethanol sold (gallons)	39,499,740	38,882,389
Dried distillers grains sold (tons)	74,286	78,447
Modified distillers grains sold (tons)	59,458	47,759
Corn oil sold (pounds)	6,085,530	7,946,630
Revenues:
Ethanol average price per gallon (net of hedging)	$1.56	$2.28
Dried distillers grains average price per ton	122.80	189.25
Modified distillers grains average price per ton	48.33	88.25
Corn oil average price per pound	0.22	0.28
Primary Inputs:
Corn ground (bushels)	14,225,883	14,044,762
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.42	$4.23
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.107	$0.109
Denaturant cost	0.038	0.053
Electricity cost	0.052	0.055
Direct labor cost	0.064	0.055

Revenue

Our revenue was significantly lower for the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year due to lower prices for our products. During the nine months ended June 30, 2015, approximately 81.8% of our total revenue was derived from ethanol sales, approximately 16.0% was from distillers grains sales and approximately 1.8% was from corn oil sales. During the nine months ended June 30, 2014, approximately 80.2% of our total revenue was derived from ethanol sales, approximately 17.3% was from distillers grains sales and approximately 2.0% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 31.6% less during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year. Management attributes this decrease in the price we received for our ethanol during the nine months ended June 30, 2015 with lower market ethanol prices from reduced gasoline prices and lower corn prices, both of which impact ethanol prices. In addition, during our 2014 fiscal year, the ethanol industry experienced rail shipping delays which reduced the supply of ethanol in the market and resulted in higher ethanol prices. We sold approximately 1.6% more gallons of ethanol during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year due to recent increases in our plant's production capacity, partially offset by additional plant downtime during February 2015. In addition, rail shipping delays during 2014 reduced our total production during that time.

From time to time we enter into derivative instruments related to our ethanol sales. During the nine months ended June 30, 2015, we experienced a loss of approximately $541,000 on our ethanol derivative instruments which lowered our revenue. During the nine months ended June 30, 2014, we experienced a loss of approximately $7.8 million on our ethanol derivative instruments which lowered our revenue.

Distillers Grains

The average price we received for our distillers grains during the nine months ended June 30, 2015 was significantly lower compared to the same period of our 2014 fiscal year. Management attributes this decrease in distillers grains prices with lower corn and soybean prices which both impact demand and prices for distillers grains. Due to our increased total production, we produced and sold more total tons of distillers grains during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year. This increase in production partially offset the decrease we experienced in distillers grains prices.

Corn Oil

The total pounds of corn oil we sold was lower during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year due to less oil in the corn we have been using during our 2015 fiscal year. Our ability to separate corn oil from our distillers grains and the amount of corn oil contained in the distillers grains is greatly dependent on the composition of the corn we use in the ethanol production process. In addition, corn oil prices were lower during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year due primarily to less corn oil demand from the biodiesel industry and lower corn and soybean oil prices.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our cost of goods sold as a percentage of revenues was 95.1% for the nine months ended June 30, 2015 as compared to 77.0% for the nine months ended June 30, 2014. The increase in our cost of goods sold as a percentage of revenue was due to decreased operating margins in the ethanol industry where the decrease in our revenue due to lower prices for our products was much greater than the decrease we experienced in our raw material costs.

Corn Costs

Our cost of goods sold related to corn was lower for the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year due to lower corn costs per bushel partially offset by slightly more corn consumption due to increased production during our 2015 fiscal year. Market corn prices have been lower recently due to the record corn crop which was harvested in the fall of 2014 along with increased corn supplies due to more corn carryover from the prior marketing year and favorable corn prospects for the crop which will be harvested in the fall of 2015. We consumed more corn during the 2015 period due to our increased production of ethanol which increased our total corn costs.

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

General and Administrative Expenses

Our general and administrative expenses were slightly higher for the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year due to additional consulting services purchased in our 2015 fiscal year and higher property taxes.

Other Income/Expense

We had less interest income during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year due to finance charges we agreed to reverse in order to settle certain outstanding accounts receivable along with having less cash on hand during the 2015 period. In addition, we had less interest expense during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year because we had less borrowings on our credit facilities. We had significantly more other income during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year due to a capital account refund we received from RPMG, our marketer, along with a reimbursement for a minor truck accident which did some damage to our property.

Changes in Financial Condition for the Nine Months Ended June 30, 2015

Current Assets. We had less cash and equivalents at June 30, 2015 compared to September 30, 2014 primarily due to an excess cash flow prepayment we made on our long-term debt during our first fiscal quarter of 2015 and cash we used to purchase corn inventory during our 2015 fiscal year along with a distribution we paid in April 2015. We had approximately $2.8 million of restricted cash at June 30, 2015 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had more accounts receivable at June 30, 2015 compared to September 30, 2014. Due primarily to changing corn and ethanol prices, the value of our derivative instruments was lower at June 30, 2015 compared to

September 30, 2014. We had more inventory on hand at June 30, 2015 compared to September 30, 2014 due to having more corn inventory. As a result of the current favorable corn prices, we have increased our corn storage licensed capacity in order to purchase additional bushels.

Property, Plant and Equipment. The value of our property, plant and equipment was higher at June 30, 2015 compared to September 30, 2014 due to plant improvements we made to convert the facility from a coal fired plant to natural gas. These plant improvements were placed into service during our 2015 fiscal year. The value of our property, plant and equipment was reduced by ordinary depreciation of our assets.

Other Assets. We had slightly more patronage equity at June 30, 2015 and September 30, 2014 due to our interest in Roughrider Electric Cooperative.

Current Liabilities. Our accounts payable was lower at June 30, 2015 compared to September 30, 2014 due to decreased corn payables because we purchased much of our corn inventory earlier in our 2015 fiscal year. Our accrued expenses were lower because we had less corn payables at June 30, 2015 compared to September 30, 2014. The accrued loss we had on our firm purchase commitments was lower at June 30, 2015 compared to September 30, 2014 because many of the open contracts which were accounted for as a loss were filled during the second quarter of our 2015 fiscal year, and the market price of corn was closer to the prices we agreed to pay on our forward corn purchase contracts. We had less current maturities on long-term debt at June 30, 2015 compared to September 30, 2014 due to the excess cash flow payment we made during our first fiscal quarter of 2015.

Long-term Liabilities. Our long-term liabilities were lower at June 30, 2015 compared to September 30, 2014, due to scheduled quarterly loan payments we made during our 2015 fiscal year. In addition, we repaid $275,000 we received for our lignite coal grant during the third quarter of our 2015 fiscal year. The details of this lignite coal grant are discussed below.

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

The following table shows cash flows for the nine months ended June 30, 2015 and 2014:

	2015 (unaudited)	2014 (unaudited)
Net cash provided by operating activities	$290,310	$19,681,590
Net cash (used in) investing activities	(3,577,678)	(1,586,212)
Net cash (used in) financing activities	(16,836,034)	(10,787,385)
Net (decrease) increase in cash	$(20,123,402)	$7,307,993
Cash and cash equivalents, end of period	$1,828,857	$7,308,993

Cash Flow from Operations

Our operations provided less cash during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year due to less net income during the 2015 period. We also experienced changes in our accounts payable and accrued purchase commitment losses related to our corn purchases which decreased the cash generated by our operations during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year primarily due to our natural gas conversion and hammer mill projects. During the first nine months of our 2014 fiscal year, we primarily used cash for ordinary repair and replacement of equipment at the ethanol plant.

Cash Flow from Financing Activities

During the first quarter of our 2015 fiscal year, we made a significant excess cash flow prepayment on our long-term loan which used cash. We also made a larger distribution to our members during the nine months ended June 30, 2015 compared to the same period of our 2014 fiscal year. During the first nine months of our 2014 fiscal year, we used additional cash to repay checks we had issued in excess of bank balances and amounts we borrowed on our short-term revolving loan.

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

Capital Expenditures

We did not have any construction in progress as of June 30, 2015. During the nine months ended June 30, 2015, we placed in service approximately $3,577,000 in capital projects with the majority of these costs related to the natural gas conversion project, the new hammer mill and the scrubber projects.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of June 30, 2015. This revolving line-of-credit matures on March 20, 2016. The variable interest rate on this line-of-credit is 3.5% over the one-month LIBOR with a rate of 3.68% as of June 30, 2015.

Long-Term Debt Sources

In March of 2015, we refinanced our outstanding debt with our senior lender. As of June 30, 2015, our long-term debt consisted of a term loan. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	June 30, 2015 (Unaudited)	September 30, 2014	June 30, 2015 (Unaudited)	September 30, 2014	Quarterly Principal and Interest Payment Amounts	Notes
Term Note	$6.1	$14.6	4.96%	3.74%	$345,243	1, 2

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

As of June 30, 2015, we were in compliance with our loan covenants.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006. Because we have not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, we repaid the $275,000 during the third quarter of our 2015 fiscal year.

Critical Accounting Estimates

Our most critical accounting policies, which are those that require significant judgment, include policies related to the carrying amount of property, plant and equipment; valuation of derivatives, inventory and purchase commitments of inventory.  An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  For valuation allowances related to firm purchase commitments of inventory, please refer to the disclosures in Note 3 of the Notes to the Unaudited Condensed Financial Statements in this Quarterly Report.  Management has not changed the method of calculating and using estimates and assumptions in preparing our condensed financial statements in accordance with generally accepted accounting principles.  There have been no changes in the policies for our accounting estimates for the quarter ended June 30, 2015.

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

As of June 30, 2015, we had no fixed corn purchase contracts and we had corn futures contracts for approximately 5.7 million bushels of corn.  As of June 30, 2015 we had an unrealized loss of approximately $3.2 million related to our corn futures contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2015, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	52,925,000	Gallons	10%	$(7,409,500)
Corn	10,486,000	Bushels	10%	$(3,565,240)
Natural gas	1,570,400	MMBtu	10%	$(361,192)

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our senior debt which bears variable interest rates. We anticipate that a hypothetical 1% change in the interest rate on our senior debt as of June 30, 2015, would cause an adverse change to our income in the amount of approximately $60,000 for a 12 month period.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 29, 2015 the EPA released its proposed renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements which has negatively impacted the market price of ethanol.

On May 29, 2015, the EPA released its proposed renewable volume obligations under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS requires the use of 14.40 billion gallons of conventional biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA proposal, the requirement for conventional biofuels in 2014 is 13.25 billion gallons, 13.40 billion gallons in 2015 and 14 billion gallons in 2016. This is a one billion gallon or more reduction in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand in 2015 and 2016 and potentially beyond and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2015 and September 30, 2014, (ii) Statements of Operations for the three and nine months ended June 30, 2015 and 2014, (iii) Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 14, 2015	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2015	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)