Form 10-K
period 2015-09-30
RED TRAIL ENERGY, LLC
filed 2015-12-18
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2015

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2015 was $33,734,203.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 18, 2015, there were 40,148,160 Class A Membership Units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	The reduction or elimination of the renewable fuels use requirement in the Federal Renewable Fuels Standard;
•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;
•	An unfavorable spread between the market price of our products and our feedstock costs;
•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;
•	Availability and costs of our raw materials, particularly corn and natural gas;
•	Changes in or lack of availability of credit;
•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;
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

On March 4, 2015, our board of governors voluntarily decided to suspend trading of our membership units on the qualified matching service operated by FNC Ag Stock LLC. Our board of governors decided to suspend trading on the qualified matching service while it conducted due diligence on a potential transaction in order to protect the interests of our members. We allowed unit trading to resume on the qualified matching service on October 7, 2015.

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

Product	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Ethanol	81%	81%	77%
Distillers Grains	17%	17%	21%
Corn Oil	2%	2%	2%

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

Principal Product Markets

We market nearly all of our products through a professional third party marketer, RPMG, Inc. ("RPMG"). The only products we sell which are not marketed by RPMG are certain MDGS which we market internally to local customers. RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We are a part owner of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer.  Except for the MDGS we market locally, RPMG decides where our products are marketed and sold. Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. Currently, the United States exports a significant amount of distillers grains to China, Mexico, South Korea, Vietnam and Canada. In addition, the United States exports ethanol primarily to Canada, Brazil, the United Arab Emirates and the Philippines.

We expect our product marketer to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

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

Distillers Grains

On August 29, 2013, we executed a distillers grain marketing agreement with RPMG effective starting on October 1, 2013. Pursuant to the marketing agreement, RPMG markets all of the dried distillers grains we produce and we will continue to internally market our modified/wet distillers grains. Due to the fact that we are a part owner of RPMG, LLC, RPMG will only charge us its actual cost of marketing our distillers grains to its customers.  The initial term of the marketing agreement was one year and thereafter the agreement renews for additional one year periods unless we elect not to renew the agreement. The agreement may be terminated by either party based on certain events described in the agreement or based on the bankruptcy or insolvency of either party.

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

New Products and Services

We did not introduce any new products or services during our 2015 fiscal year.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 19.3 million bushels of corn during our 2015 fiscal year, or approximately 53,000 bushels per day, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During 2015, we were able to secure sufficient corn to operate the plant and do not anticipate any problems securing enough corn during 2016. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. During our 2015 fiscal year, the average price we paid per bushel of corn decreased significantly due to a large corn crop which was harvested in the fall of 2014 and favorable growing conditions during 2015 which led to a large corn crop which was harvested in the fall of 2015. As a result of these large corn crops, we have not had difficulty securing the corn we require for our operations and corn prices have been favorable. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problem during our 2016 fiscal year.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

Corn prices are also impacted by world supply and demand, the price of other commodities, current and anticipated stocks, domestic and export prices and supports and the government's current and anticipated agricultural policy.  Corn prices have been volatile in the past and volatility could return to the market in the future. While we have experienced several years of very favorable corn crops with relatively flat corn demand which reduced market corn prices, if poor weather conditions lead to a decrease in the amount of corn we produce in the future, it could result in corn price volatility and increased corn prices.

Natural Gas

Following our natural gas conversion project which was completed during the second quarter of our 2015 fiscal year, we use natural gas as the fuel source to power our ethanol plant. We are using natural gas to produce process steam and to dry our distillers grain products to a moisture content at which they can be stored for long periods of time, and can be transported greater distances. Due to our close proximity to the Bakken oil field which produces a significant amount of natural gas, we anticipate that natural gas prices in our area will remain lower and the cost to transport the natural gas to our ethanol plant will be low. We entered into a natural gas supply agreement with Rainbow Gas Company which provides a supply of natural gas to the ethanol plant. We do not anticipate any difficulty securing the natural gas we require to operate the ethanol plant.

Coal

In previous years, we used coal as the fuel source to operate our ethanol plant. However, we converted the ethanol plant to a natural gas fired plant during the second quarter of our 2015 fiscal year. As a result, we do not anticipate using coal to fire the ethanol plant in the future and changes in the price or availability of coal will not impact our operations. However, we maintain the equipment necessary to operate the ethanol plant using coal as the fuel source which management believes could benefit us in the future, especially if natural gas prices increase or natural gas is not available at the ethanol plant.

Electricity

The production of ethanol uses significant amounts of electricity. We entered into a contract with Roughrider Electric Cooperative to provide our needed electrical energy.   This contract is scheduled for renewal in August 2016. This contract automatically renews unless either party gives notice of its intent not to renew the agreement.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year.  We anticipate receiving adequate water supplies during our 2016 fiscal year.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and build the plant.

Seasonality of Sales

We experience some seasonality of demand for our ethanol, distillers grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distillers grains demand during the summer months due to natural depletion in the number of animals at feed lots and during times when cattle are turned out to pasture. Finally, corn oil is used for biodiesel production which typically decreases in the winter months due to decreased biodiesel demand. This decrease in biodiesel demand leads to decreased corn oil demand during the winter months.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. Our primary sources of working capital are cash from our operations as well as our revolving line-of-credit with First National bank of Omaha (FNBO). During our 2015 fiscal year we used a portion of our working capital for capital improvements related to our natural gas conversion project. Management anticipates that we will have sufficient working capital to operate at capacity during our 2016 fiscal year without seeking additional sources of equity or debt financing. However, if we experience unfavorable operating conditions during our 2016 fiscal year, it is possible we may need to secure additional sources of working capital.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of October 30, 2015, the Renewable Fuels Association estimates that there are 214 ethanol production facilities in the United States with capacity to produce approximately 15.5 billion gallons of ethanol annually. The RFA also estimates that approximately 3% of the ethanol production capacity in the United States is currently idled. The ethanol industry is continuing to experience consolidation where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, LP, Green Plains Renewable Energy, Pacific Ethanol, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 500
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,762	—	11%
POET Biorefining	1,626	—	10%
Valero Renewable Fuels	1,300	—	8%
Green Plains Renewable Energy	1,085	—	7%
Flint Hills Resources	820	—	5%
Pacific Ethanol	550	—	4%
Updated: October 30, 2015

Ethanol Competition

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

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose.

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

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas. While there are currently a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations to make electric car technology more widely available in the future. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

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

Competition among ethanol producers may continue to increase as gasoline demand decreases due to more fuel efficient vehicles being produced. If the concentration of ethanol used in most gasoline does not increase and gasoline demand is lower due to increased fuel efficiency by the vehicles operated in the United States, competition may increase among ethanol producers to supply the ethanol market.

Distiller Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distiller grains. Distiller grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distiller grains in the United States. In the event these distiller grains exports decrease, it could lead to an oversupply of distiller grains in the United States which could result in increased competition among ethanol producers for sales of distiller grains and could negatively impact distiller grains prices in the United States.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory volume requirement for corn based ethanol is 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Previously, the EPA issued proposed renewable volume obligations pursuant to the RFS which were lower than these statutory requirements. On November 30, 2015, the EPA released its final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final renewable volume obligations reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final renewable volume obligation release, the RFS requirement for corn-based ethanol is 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. The ethanol industry believes that this significant departure from the statutory requirements for the RFS is not supported by the law and will have a significant negative impact on the ethanol industry. Management anticipates that there will be legal challenges to the EPA's final renewable volume obligation release.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations are called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane which could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 137 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2015 fiscal year, we incurred costs and expenses of approximately $497,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal will positively impact our environmental compliance costs.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

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

Employees

As of December 18, 2015, we had 44 full-time employees. We anticipate that we will have approximately 45 full-time employees during the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for our 2015, 2014 and 2013 fiscal years were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where our products are marketed and we have limited control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2016 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

Decreasing gasoline prices could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices remain lower for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Our business is not diversified which could negatively impact our ability to operate profitably. Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains and corn oil. If economic or political factors adversely affect the market for ethanol, distiller's grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

Our inability to maintain or secure credit facilities we may require in the future may negatively impact our liquidity. While we do not currently require more financing than we have, in the future we may need additional financing. If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity. This could negatively impact the value of our units.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices, including the prices we pay for our raw materials and the prices we receive for our finished products. We seek to minimize our exposure to fluctuations in the prices of corn, ethanol and distillers grains through the use of hedging instruments. However, our hedging activities may not successfully reduce the risk caused by price fluctuations which may leave us vulnerable to volatility in corn, ethanol and distillers grains prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which the prices for these commodities fluctuate. Further, using cash for margin calls to support our hedge positions can have an impact on the cash we have available for our operations which could negatively impact our liquidity. The effects of our hedging activities may negatively impact our ability to profitably operate which could reduce the value of our units.

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

We identified a material weakness in our internal controls which could negatively impact our business and financial results. As of September 30, 2015, our management identified a material weakness in our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations. If the new controls being implemented to address the material weakness and to strengthen the overall internal control are not designed or do not operate effectively, if we are unsuccessful in implementing or following these new processes or we are otherwise unable to remediate this material weakness, it may result in untimely or inaccurate reporting of our financial condition or results of operations.

Risks Related to the Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol during our 2015 fiscal year which may not continue to occur during our 2016 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2016 fiscal year, especially since the corn-based ethanol use requirement in the RFS was reduced by the EPA in November 2015 compared to the statutory requirements. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

If distillers grains exports to China were to be reduced, this could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability. China, the largest buyer of distillers grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distillers grains shipments to China are free of the genetically modified trait. These issues virtually closed the export market to China for a portion of 2014. While these issues were eventually resolved and the market to China was successfully reopened in December 2014, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015. This new requirement along with other uncertainties with China may create trade barriers resulting in a decline in demand from this top importer. If export demand of distillers grains is significantly reduced as a result, the price of distillers grains in the U.S. would likely decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles.  Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 137 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry has reached and surpassed this blend wall.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol are a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15.  Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.  This could reduce or eliminate the value of our units.

If exports of ethanol are reduced, including as a result of the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2015 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe due to current low ethanol prices, if ethanol prices increase, these exports to the European Union may cease as a result of the tariff. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. During 2014, the ethanol industry experienced difficulty transporting ethanol by rail, the primary manner in which our ethanol is transported to the market. During winter months, rail transportation can be slowed due to poor weather. If we are unable to transport our ethanol by rail, it may require that we reduce production or cease production altogether. Further, our ethanol inventory may increase due to the difficulty we may experience shipping our ethanol which can impact our financial performance. Management anticipates that slower railcar shipments may reoccur in the future until the rail transportation capacity in the United States increases. Delays in shipping our products could have a negative impact on our financial performance which could negatively impact our ability to operate the ethanol plant profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, Pacific Ethanol, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

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

Risks Related to Regulation and Governmental Action

On November 30, 2015 the EPA released its final renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements. On November 30, 2015, the EPA released its final renewable volume obligations under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS requires the use of 14.40 billion gallons of conventional biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA regulation, the requirement for conventional biofuels in 2014 is 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in 2016. This is a significant reduction in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. There have also been proposals in Congress to reduce or eliminate the RFS. If the EPA further reduces the RFS requirements for corn-based ethanol such as the ethanol we produce or if the RFS were to be otherwise reduced or eliminated by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

As of December 18, 2015, there were 920 holders of record of our Class A units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2014 1st	$0.50	$0.55	$0.51	70,000
2014 2nd	$0.59	$0.90	$0.70	135,000
2014 3rd	$0.90	$1.00	$0.99	85,000
2014 4th	$0.90	$1.45	$0.98	310,326
2015 1st	$1.30	$1.45	$1.41	288,500
2015 2nd	$1.28	$1.30	$1.29	84,900
2015 3rd	$—	$—	$—	—
2015 4th	$—	$—	$—	—

DISTRIBUTIONS

We made a $0.05 distributions to our members during our 2014 fiscal year for a total distribution of $2,007,452 and made a $0.35 per unit distribution for a total distribution of $14,056,947 during our 2015 fiscal year. Distributions are payable at the discretion of our board, subject to the provisions of the North Dakota Limited Liability Company Act and our Member Control Agreement. Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow. These loan covenants and restrictions are described in greater detail under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." A unit holder's distribution is determined based on their pro-rata ownership interest in the Company, by dividing the number of units owned by such unit holder by the total number of units outstanding.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since September 30, 2010, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on September 30, 2010. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Red Trail Energy, LLC, the NASDAQ Composite Index, and SIC 2869

$350
$300
$250
$200
$150
$100
$50
$0
9/10
9/11
9/12
9/13
9/14
9/15
Red Trail Energy, LLC
NASDAQ Composite
SIC 2869

*$100 invested on 9/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of September 30, 2013, 2012 and 2011 and the selected income statement data and other financial data for the period ended September 30, 2012 and 2011 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2015 and 2014 and the selected statement of operations data and other financial data for the fiscal years ended September 30, 2015, 2014 and 2013 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	Fiscal Year Ended				Nine-Month Transition Period Ended
Statement of Operations Data:	September 30, 2015	September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011
Revenues	$100,795,412	$139,122,644	$154,790,603	$131,458,769	$112,290,222

Cost of Goods Sold	91,984,165	106,047,180	151,588,287	136,013,928	108,137,084

Gross Profit (Loss)	8,811,247	33,075,464	3,202,316	(4,555,159)	4,153,138

General and Administrative	2,471,783	2,200,809	2,145,733	2,224,351	1,972,679

Operating Income (Loss)	6,339,464	30,874,655	1,056,583	(6,779,510)	2,180,459

Other Income (Expense)	2,227,797	(284,321)	(422,420)	2,081,535	1,671,836

Net Income (Loss)	$8,567,261	$30,590,334	$634,163	$(4,697,975)	$3,852,295

Weighted Average Units Outstanding - Basic	40,148,160	40,148,160	40,151,941	40,204,971	40,193,973

Weighted Average Units Outstanding - Diluted	40,148,160	40,148,160	40,153,201	40,217,471	40,213,973

Net Income (Loss) Per Unit - Basic and Diluted	$0.21	$0.76	$0.02	$(0.12)	$0.10

Balance Sheet Data:	September 30, 2015	September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011
Current Assets	$23,051,396	$40,622,512	$16,511,489	$17,716,814	$24,318,071

Net Property and Equipment	50,940,083	51,479,515	52,193,186	55,372,225	63,363,997

Total Assets	77,567,266	95,658,429	71,740,861	75,748,166	89,197,878

Current Liabilities	9,940,702	18,756,713	10,958,459	12,184,043	42,060,094

Long-Term Liabilities	1,862,246	5,647,712	18,111,281	21,527,164	361,353

Members' Equity	65,764,317	71,254,004	42,671,121	42,036,959	46,776,431

Book Value Per Unit	$1.64	$1.77	$1.06	$1.05	$1.17

Dividends Declared Per Unit	$0.35	$0.05	$—	$—	$—
* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Fiscal Year Ended September 30, 2015 and 2014

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the fiscal years ended September 30, 2015 and 2014:

	Fiscal Year Ended September 30, 2015		Fiscal Year Ended September 30, 2014
Statement of Operations Data	Amount	%	Amount	%
Revenues	$100,795,412	100.00	$139,122,644	100.00
Cost of Goods Sold	91,984,165	91.26	106,047,180	76.23
Gross Profit	8,811,247	8.74	33,075,464	23.77
General and Administrative Expenses	2,471,783	2.45	2,200,809	1.58
Operating Income	6,339,464	6.29	30,874,655	22.19
Other Income (Expense)	2,227,797	2.21	(284,321)	(0.20)
Net Income	$8,567,261	8.50	$30,590,334	21.99

The following table shows additional data regarding production and price levels for our primary inputs and products for the fiscal years ended September 30, 2015 and 2014.

	Fiscal Year Ended September 30, 2015	Fiscal Year Ended September 30, 2014
Production:
Ethanol sold (gallons)	53,448,822	51,533,962
Dried distillers grains sold (tons)	111,425	105,896
Modified distillers grains sold (tons)	69,847	54,202
Corn oil sold (pounds)	8,297,930	10,197,970
Revenues:
Ethanol average price per gallon (net of hedging)	$1.52	$2.19
Dried distillers grains average price per ton	123.09	172.52
Modified distillers grains average price per ton	49.83	81.73
Corn oil average price per pound	0.22	0.27
Primary Inputs:
Corn ground (bushels)	19,259,081	18,487,062
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.38	$4.24
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.107	$0.113
Denaturant cost	0.037	0.054
Electricity cost	0.052	0.051
Direct labor cost	0.064	0.057

Revenue

For our 2015 fiscal year, ethanol sales comprised approximately 81% of our revenues, distillers grains sales comprised approximately 17% of our revenues and corn oil sales comprised approximately 2% of our revenues. For our 2014 fiscal year, ethanol sales comprised approximately 81% of our revenues, distillers grains sales comprised approximately 17% of our revenues and corn oil sales comprised approximately 2% of our revenues.

Our total revenue for our 2015 fiscal year was less compared to our 2014 fiscal year due to lower average prices for our products. Operating margins were less favorable during our 2015 fiscal year compared to our 2014 fiscal year because the reduction in our revenue which resulted from lower prices for our products was not offset by corresponding decreases in our raw material costs. During our 2014 fiscal year there were rail shipping delays which restricted the supply of ethanol in the market and resulted in significantly higher ethanol prices. These higher ethanol prices came at a time when corn prices were relatively lower which resulted in very favorable operating margins during our 2014 fiscal year which did not continue into our 2015 fiscal year.

Ethanol

The average price we received for our ethanol was approximately 31% less for our 2015 fiscal year compared to our 2014 fiscal year. Management attributes this decrease in the average price we received for our ethanol during our 2015 fiscal year with lower corn and gasoline prices, both of which have an impact on the market price of ethanol. In addition, due to supply interruptions during our 2014 fiscal year, we experienced unusually high ethanol prices which persisted for most of our 2014 fiscal year. Ethanol supplies returned to more traditional levels during our 2015 fiscal year and prices were lower as a result. Further, management believes that ethanol prices were negatively impacted by uncertainty over the impact of the proposed renewable volume obligations for 2014, 2015 and 2016 which reduced the corn-based ethanol requirements under the RFS. This concern was realized after the end of our 2015 fiscal year when the EPA issued its final renewable volume obligations for 2014, 2015 and 2016. Management believes that this reduction has had a negative impact on ethanol demand and prices which may continue through the next two years. This negative impact is especially pronounced due to current low gasoline prices. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has been decreased due to the fact that the spread between the price of ethanol and gasoline is smaller. Management believes that ethanol prices will remain at their current levels unless gasoline prices increase or we experience an increase in ethanol demand. Ethanol exports have provided some support for ethanol prices. However, the recent increase in ethanol exports is mainly driven by lower domestic ethanol prices and these exports may not continue at their current levels, especially if ethanol prices increase.

Management anticipates that ethanol prices will remain lower during our 2016 fiscal year, especially if corn and gasoline prices remain lower. In addition, due to the lower proposed RVOs for 2015 and 2016, there may be additional renewable fuels credits available in the market which may reduce demand for the corn-based ethanol we produce. If ethanol exports were to be reduced during 2016, it could result in excess ethanol supply in the United States which could further reduce the market price of ethanol.

We sold approximately 4% more gallons of ethanol during our 2015 fiscal year compared our 2014 fiscal year due to increased ethanol production capacity due to our switch from coal as the fuel source for our ethanol plant to natural gas. Management anticipates that we will continue to produce and sell more ethanol due to this increased production capacity. However, if operating margins in the ethanol industry are reduced, we may reduce production in order to improve our operating efficiency and maximize the amount of ethanol we can produce per bushel of corn used.

We experienced a loss of approximately $275,000 in our ethanol derivative instruments which decreased our revenue and a loss of approximately $876,000 in soybean oil derivative instruments which also decreased our revenue during our 2015 fiscal year. We experienced a loss of approximately $7.9 million in our ethanol derivative instruments during our 2014 fiscal year which decreased our revenue and a gain of approximately $3.0 million in soybean oil derivative instruments which increased our revenue.

Distillers Grains

The average price we received for our distillers grains during our 2015 fiscal year was significantly less than the average price we received during our 2014 fiscal year primarily due to significantly lower corn prices and increased corn supplies. Since distillers grains are typically used as an animal feed substitute for corn, when corn prices are lower and corn is more readily available in the market, it leads to a reduction in distillers grains demand and ultimately prices. The average price we received for our dried distillers grains was approximately 29% less during our 2015 fiscal year compared to our 2014 fiscal year. The average price we received for our modified distillers grains was approximately 39% less during our 2015 fiscal year compared to our 2014 fiscal year. Management anticipates that distillers grains prices will continue to track corn prices and will remain relatively lower due to the large corn crop which was harvested in the fall of 2015. Further, distillers grains prices could be negatively impacted in the future in the event distillers grains exports are reduced. The United States ethanol industry relies on distillers grains exports in order to maintain distillers grain prices. If these distillers grains exports are reduced, it could result in an oversupply of distillers grains in the United States which could negatively impact distillers grains prices.

We produced approximately 5% more tons of dried distillers grains and approximately 29% more tons of modified distillers grains during our 2015 fiscal year compared to our 2014 fiscal year primarily because of our increased production of ethanol. In addition, we separated less corn oil from our distillers grains during our 2015 fiscal year compared to our 2014 fiscal year which increases the total tons of distillers grains we have available for sale. Each pound of corn oil we produce has the effect of correspondingly reducing the tons of distillers grains we produce. We decide whether to produce dried distillers grains versus modified distillers grains based on market conditions and the relative cost of producing each form of distillers grains. Management anticipates that distillers grains production will continue to mirror our total ethanol production. However, if we increase or decrease the amount of corn oil we remove from our distillers grains, it will have a corresponding effect on our total distillers grains production.

Corn Oil

The average price we received for our corn oil was approximately 19% less during our 2015 fiscal year compared to our 2014 fiscal year primarily due to lower corn oil demand and lower corn prices. Corn oil demand was lower during our 2015 fiscal year due to decreased demand from biodiesel production. Biodiesel producers were negatively impacted by the expiration of the biodiesel blenders' tax credit and uncertainty regarding biodiesel demand in light of anticipated changes to the biodiesel use requirement under the Federal RFS. In addition, corn oil prices are typically impacted by corn prices which were lower during our 2015 fiscal year compared to our 2014 fiscal year. Following the end of our 2015 fiscal year, management anticipates increased corn oil demand from biodiesel production due to the anticipated reinstatement of the biodiesel blenders' tax credit which management believes will result in more biodiesel production. While management believes this increase in biodiesel production will increase corn oil demand, it is difficult to determine how significant of an impact it will have on corn oil prices since management believes there is excess corn oil supply in the market. Due to current low prices, some corn oil users outside of the biodiesel industry have increased their demand for corn oil which may not continue if the price of corn oil increases.

Our corn oil sales decreased by approximately 19% during our 2015 fiscal year compared to our 2014 fiscal year due to increased downtime for our corn oil extraction equipment and less corn oil in the corn we were using to produce ethanol during our 2015 fiscal year. Management anticipates that corn oil production will be higher during our 2016 fiscal year compared to our 2015 fiscal year as we anticipate less downtime for our corn oil extraction equipment. However, as other producers have experienced, the amount of corn oil contained in the corn we use in the ethanol production process can greatly impact the amount of corn oil we can extract from our distillers grains which can have an impact on our corn oil production. Management believes it is too early to say how much corn oil we will be able to extract from the corn we will be using in the ethanol production process during our 2016 fiscal year.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. During our 2015 fiscal year we completed the conversion of our ethanol plant from a coal fired plant to using natural gas as the fuel source for our plant. This project was completed during the second quarter of our 2015 fiscal year. As a result, in the future our operating margins will be impacted by the cost of natural gas that we will use in the production process instead of coal. Further, we expect that the conversion will allow us to operate the ethanol plant at a higher capacity which we anticipate will increase our total production. Our total cost of goods sold was approximately 13% less for our 2015 fiscal year compared to our 2014 fiscal year due to significantly lower market corn prices during the 2015 period.

Corn Costs

Our cost of goods sold related to corn was approximately 17% less during our 2015 fiscal year compared to our 2014 fiscal year due to significantly lower market corn prices during our 2015 fiscal year. The average price we paid per bushel of corn was approximately 20% less during our 2015 fiscal year compared to our 2014 fiscal year. Management attributes this decrease in corn prices with increased corn supplies in the market and relatively stable corn demand. In addition, management believes that the EPA's proposed RVOs for corn-based ethanol had a negative impact on market corn prices as ethanol production is a major source of corn demand. Management anticipates that corn prices will remain lower during our 2016 fiscal year. Management believes that without a significant increase in export demand for corn, the United States corn supply will exceed demand in the near term. We consumed approximately 4% more bushels of corn during our 2015 fiscal year compared to our 2014 fiscal year due to our increased production. Management anticipates that we will continue to grind more corn due to our natural gas conversion project which increased our ethanol production capacity.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At September 30, 2015, we had forward corn purchase contracts for various delivery periods through June 2016 for a total commitment of approximately $8.6 million for a total of approximately 2.3 million bushels of corn. We had a gain of approximately $39,000 related to our corn derivative instruments which decreased our cost of goods sold during our 2015 fiscal year. We had a gain of approximately $8.6 million related to our corn derivative instruments during our 2014 fiscal year which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Energy Costs

For the first quarter of our 2015 fiscal year, we used coal as the fuel source for our ethanol plant. We purchased the coal needed to power our ethanol plant from a supplier under a long-term contract. However, during the second quarter of our 2015 fiscal year, we converted the energy source for our ethanol plant to natural gas. Management believes that our location near the Bakken oil field, a major source of natural gas, will provide us very favorable natural gas prices. Further, the cost to transport the natural gas to our ethanol production facility is smaller due to our proximity to the Bakken oil field. Market natural gas prices have been low in recent years due to increased market supply of natural gas along with relatively stable natural gas supply. Further, the price of natural gas has been stable over the last few years with very little volatility. Management expects that the current low natural gas prices will continue into our 2016 fiscal year.

General and Administrative Expenses

Our general and administrative expense was slightly higher during our 2015 fiscal year compared to our 2014 fiscal year due primarily to additional consulting fees and increased property taxes during the 2015 period.

Other Income/Expense

We had less interest income during our 2015 fiscal year compared to our 2014 fiscal year due to having less cash on hand during the 2015 period. Our interest expense was lower during our 2015 fiscal year compared to our 2014 fiscal year due to having lower balances on our loans during the 2015 period. Our other income was significantly higher during our 2015 fiscal year compared to our 2014 fiscal year due to a capital account refund we received from RPMG.

Comparison of the Fiscal Year Ended September 30, 2014 to the Fiscal Year Ended September 30, 2013

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

Corn Oil

The average price we received for our corn oil was approximately 13% less during our 2014 fiscal year compared to our 2013 fiscal year primarily due to lower corn oil demand and lower corn prices. Corn oil demand was lower due to decreased demand from biodiesel producers who were negatively impacted by the expiration of the biodiesel blenders' tax credit and uncertainty regarding biodiesel demand in light of anticipated changes to the 2014 RVO under the Federal RFS. In addition, corn oil prices are typically impacted by corn prices which were lower during our 2014 fiscal year compared to our 2013 fiscal year. We significantly increased our corn oil sales by approximately 28% during our 2014 fiscal year compared to our 2013 fiscal year due to increased production efficiency in our corn oil extraction process.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our total cost of goods sold was approximately 30% less for our 2014 fiscal year compared to our 2013 fiscal year due to significantly lower corn costs during the 2014 period.

Corn Costs

Our cost of goods sold related to corn was approximately 38% less during our 2014 fiscal year compared to our 2013 fiscal year due to significantly lower market corn prices during our 2014 fiscal year. We used a comparable number of bushels of corn during our 2014 fiscal year and our 2013 fiscal year, however the average price we paid per bushel of corn was approximately 38% less during our 2014 fiscal year compared to our 2013 fiscal year. Market corn prices were lower during our 2014 fiscal year compared to our 2013 fiscal year due to the record corn crop which was harvested in the fall of 2013 and favorable growing conditions which led to a large corn crop during the fall of 2014. This increase in the supply of corn in the United States was not met by comparable demand which has resulted in a significant reduction in corn prices. Exports of corn to China all but ceased during our 2014 fiscal year when China commenced rejecting loads of corn from the United States which contained a corn hybrid trait which is not approved in China. The reduction in corn exports to China increased the domestic supply of corn and has resulted in lower prices. Further, rail shipping logistics issues negatively impacted some corn producer's ability to ship corn by rail which resulted in localized lower corn prices, especially in North Dakota which has favorably impacted the price we paid per bushel of corn.

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

Coal Costs

We purchased the coal needed to power our ethanol plant from a supplier under a long-term contract. Our coal costs were higher during our 2014 fiscal year compared to our 2013 fiscal year due to higher coal costs per ton during the 2014 period. We used a comparable number of tons of coal during our 2014 fiscal year and our 2013 fiscal year.

General and Administrative Expenses

Our general and administrative expense was slightly higher during our 2014 fiscal year compared to our 2013 fiscal year due primarily to additional bank fees related to a letter of credit we established during the 2014 period.

Other Income/Expense

We had more interest income during our 2014 fiscal year compared to our 2013 fiscal year due to having more cash on hand during the 2014 period. Our interest expense was lower during our 2014 fiscal year compared to our 2013 fiscal year due to having lower balances on our loans during the 2014 period. Our other income was lower during our 2014 fiscal year compared to our 2013 fiscal year due to a decrease in our grant income related to an alternative fuel tax credit.

Changes in Financial Condition for the Fiscal Year Ended September 30, 2015 and 2014

Current Assets. We had less cash and equivalents on our balance sheet at September 30, 2015 compared to September 30, 2014 due to our decreased net income along with additional payments made on our long term debt and distributions we paid during our 2015 fiscal year. We had approximately $2.2 million in restricted cash at September 30, 2015 which is funds we deposit in our margin account with our commodities broker related to our risk management positions. We had more accounts receivable at September 30, 2015 compared to September 30, 2014 due primarily to timing issues related to our fiscal year end and the amount of gallons of ethanol we had sold for which we had not yet received payment. Our other receivables was higher at September 30, 2015 compared to September 30, 2014 due to an open receivable for the boiler insurance claim. The value of our inventory was lower at September 30, 2015 compared to September 30, 2014 due to having less finished goods inventory and work in process at September 30, 2015. We had an unrealized gain on our risk management positions as of September 30, 2014 but no unrealized gain as of September 30, 2015.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at September 30, 2015 compared to September 30, 2014 due primarily to our natural gas conversion project. However, the net value of our property, plant and equipment was lower at September 30, 2015 compared to September 30, 2014 due to depreciation. We had a significant amount of construction in progress at September 30, 2014 primarily due to our natural gas conversion project which was put into service during our 2015 fiscal year.

Other Assets. Our other assets were comparable at September 30, 2015 and September 30, 2014 with increased patronage equity related to our electric provider which is a cooperative.

Current Liabilities. Our accounts payable was lower at September 30, 2015 compared to September 30, 2014 due to decreased corn payables primarily because of lower market corn prices. Our accrued expenses were lower at September 30, 2015 compared to September 30, 2014 due to decreased corn purchases we made which were not yet priced. We had a small unrealized loss on our derivative instruments as of September 30, 2015 related primarily to our corn derivative instruments. We had a much smaller loss on firm purchase commitments as of September 30, 2015 compared to September 30, 2014 because market corn prices as of September 30, 2015 were closer to the price we agreed to pay on our forward corn purchases. As of September 30, 2014 the market price of corn was significantly less than the price we agreed to pay on our forward corn purchases which resulted in the approximately $3.3 million loss at September 30, 2014. We had less current maturities of long-term debt at September 30, 2015 compared to September 30, 2014 because we will not be required to make the same large excess cash flow payment on our loan following the end of our 2015 fiscal year as we made following the end of our 2014 fiscal year. Our loan requires us to make an additional loan payment in the event we generate a significant amount of excess cash flow. Due to the fact that we generated a significant amount of net income during our 2014 fiscal year, we were required to make a large excess cash flow payment which was included in the current maturities of our long-term debt as of September 30, 2014.

Long-term Liabilities. Our long-term liabilities were lower at September 30, 2015 compared to September 30, 2014, due to scheduled quarterly loan payments we made during our 2015 fiscal year, payments we made on our long-term revolving loan and the excess cash flow payment we made during our 2015 fiscal year. In addition, we repaid $275,000 in grant proceeds we received from the State of North Dakota during our 2015 fiscal year which reduced our contracts payable as of September 30, 2015.

Critical Accounting Policies

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

Inventory Valuation

The Company values inventory at the lower of cost or market.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur.  In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments. A 10% change in management's valuation of the Company's inventory as of September 30, 2015 could impact the Company's net income by approximately $866,000 for its 2015 fiscal year.

Allowance for Doubtful Accounts

Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Doubtful Accounts as of September 30, 2015 could impact net income by approximately $59,000 for its 2015 fiscal year.

Long Lived Assets

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized. The present values of capital lease obligations are classified as long-term debt and the related assets are included in property, plant and equipment. Amortization of equipment under capital leases is included in depreciation expense. Management does not believe it is reasonably likely that the valuation of its property, plant and equipment will change in any material manner in future estimates.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes. We do not have any planned capital projects for which we anticipate requiring additional borrowing.

The following table shows cash flows for the fiscal years ended September 30, 2015 and 2014:

	2015	2014
Net cash provided by operating activities	$10,109,102	$36,631,968
Net cash (used in) investing activities	(3,838,623)	(3,399,172)
Net cash (used in) financing activities	(23,132,076)	(11,281,537)
Net (decrease) increase in cash	$(16,861,597)	$21,951,259
Cash and equivalents, end of period	$5,090,662	$21,952,259

Cash Flow from Operations

Our operations provided less cash during our 2015 fiscal year compared to our 2014 fiscal year due to decreased net income during the 2015 period. We experienced very favorable operating margins during our 2014 fiscal year which led to a significant increase in net income during that period. These very favorable operating margins did not continue in our 2015 fiscal year.

Cash Flow from Investing Activities

We used more cash for capital expenditures during our 2015 fiscal year compared to our 2014 fiscal year primarily related to more capital expenditures for our natural gas conversion project which was completed during our 2015 fiscal year. During our 2014 fiscal year we had capital expenditures related to regular repair and replacement of equipment at the plant as well as costs associated with our natural gas conversion project.

Cash Flow from Financing Activities

We used significantly more cash for financing activities during our our 2015 fiscal year compared to our 2014 fiscal year, primarily due to increased debt repayments and distributions to our members during the 2015 period compared to the 2014 period. During our 2014 fiscal year, we used cash to reduce the amount of checks we had issued in excess of our bank balances which are paid from our revolving loan. We also repaid the balance of our short-term revolving loan during our 2014 fiscal year. We made a smaller distribution to our members during our 2014 fiscal year compared to our 2015 fiscal year. We also had less payments on our long term debt during our 2014 fiscal year due to a smaller excess cash flow payment during our 2014 fiscal year compared to the excess cash flow payment we made during our 2015 fiscal year.

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

The following table shows cash flows for the fiscal years ended September 30, 2014 and 2013:

	2014	2013
Net cash provided by operating activities	$36,631,968	$2,744,252
Net cash (used in) investing activities	(3,399,172)	(838,549)
Net cash (used in) financing activities	(11,281,537)	(1,905,703)
Net increase in cash	$21,951,259	$—
Cash and equivalents, end of period	$21,952,259	$1,000

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

Cash Flow from Financing Activities

We used significantly more cash for financing activities during our 2014 fiscal year compared to our 2013 fiscal year, primarily due to increased debt repayments during the 2014 period compared to the 2013 period. As of the end of our 2014 fiscal year, we no longer had any disbursements in excess of our bank balances which decreased cash during the 2014 period. We also repaid more of our short-term loan during our 2014 fiscal year compared to our 2013 fiscal year which used more cash during the 2014 period. Finally, we paid a distribution during our 2014 fiscal year and we did not pay a distribution during our 2013 fiscal year.

Capital Expenditures

The Company had approximately $89,000 in construction in progress as of September 30, 2015 related to costs incurred for a project to widen the road into the plant. During the fiscal year ended September 30, 2015, the Company placed in service approximately $3.8 million in capital projects with the majority of these costs related to our natural gas conversion project.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of September 30, 2015. This revolving line-of-credit matures on March 20, 2016. The variable interest rate on this line-of-credit is 3.0% over the one-month LIBOR with a rate of 3.20% as of September 30, 2015.

Long-Term Debt Sources

In March of 2015, we refinanced our outstanding debt with our senior lender. As of September 30, 2015, our long-term debt consisted of a term loan. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Quarterly Principal and Interest Payment Amounts	Notes
Term Note	$5.8	$14.6	4.96%	3.74%	$345,243	1, 2

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

Excess Cash Flow Payments

We are required to make a prepayment on our Term Loan within 120 days of the end of each of our fiscal years in an amount equal to 25% of our excess cash flow. Excess cash flow is defined in our loan agreement as our adjusted EBITDA earnings less scheduled payments which are due on our loans. Our adjusted EBITDA is calculated by reducing our EBITDA by approved capital expenditures and distributions we make during our fiscal year. Due to our profitability during our 2015 fiscal year, the excess cash flow payment will be approximately $2.8 million for our 2015 fiscal year which will reduce the amount of our long-term loan.

As of September 30, 2015, we were in compliance with our loan covenants.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2015:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *	$5,807,253	$3,953,142	$1,854,111	$—	$—
Corn purchases **	31,695,204	31,695,204	—	—	—
Water purchases	212,000	212,000	—	—	—
Operating lease obligations	787,196	307,036	446,560	33,600	—
Capital leases	31,674	23,539	8,135	—	—
Total	$38,533,327	$36,190,921	$2,308,806	$33,600	$—
* - We used the variable interest rates in effect as of September 30, 2015 (see Note 5 to our audited financial statements)
** - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2015 for basis contracts that had not yet been fixed.

Industry Support

North Dakota Grant

In 2006, we entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. We received $275,000 from this grant during 2006. Because we did not meet the minimum lignite usage requirements specified in the grant, we repaid the $275,000 during the third quarter of our 2015 fiscal year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we have no exposure to interest rate risk as we have no amounts outstanding on variable interest debt. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles ("GAAP").

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

As of September 30, 2015, we had approximately 2.3 million bushels of corn under fixed price contracts.  As of September 30, 2015 some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $61,000 was recorded.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our expected corn usage will be between 19 million and 21 million bushels per calendar year for the production of approximately 55 million to 60 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

We have audited the accompanying balance sheets of Red Trail Energy, LLC as of September 30, 2015 and 2014 and the related statements of operations, changes in members' equity, and cash flows for each of the years in the three-year period ended September 30, 2015. Red Trail Energy, LLC's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Trail Energy, LLC as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

Fargo North Dakota
December 18, 2015

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2015	September 30, 2014

Current Assets
Cash and equivalents	$5,090,662	$21,952,259
Restricted cash	2,179,011	—
Accounts receivable, primarily related party	2,228,150	1,011,411
Other receivables	1,790,770	617,955
Commodities derivative instruments, at fair value	—	3,615,151
Inventory	11,692,322	13,318,724
Prepaid expenses	70,481	107,012
Total current assets	23,051,396	40,622,512

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	7,807,148	5,498,862
Plant and equipment	82,500,249	77,739,946
Construction in progress	89,453	3,326,725
	95,360,650	91,529,333
Less accumulated depreciation	44,420,567	40,049,818
Net property, plant and equipment	50,940,083	51,479,515

Other Assets
Debt issuance costs, net of amortization	27,879	45,962
Investment in RPMG	605,000	605,000
Patronage equity	2,902,908	2,865,440
Deposits	40,000	40,000
Total other assets	3,575,787	3,556,402

Total Assets	$77,567,266	$95,658,429

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2015	September 30, 2014

Current Liabilities
Accounts payable	$2,676,888	$3,052,375
Accrued expenses	2,946,772	3,167,994
Commodities derivative instruments, at fair value	279,362	—
Accrued loss on firm purchase commitments (see note 4)	61,000	3,270,000
Current maturities of long-term debt	3,976,681	9,266,343
Total current liabilities	9,940,703	18,756,712

Long-Term Liabilities
Notes payable	1,862,246	5,372,713
Contracts payable	—	275,000
Total long-term liabilities	1,862,246	5,647,713

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	65,764,317	71,254,004

Total Liabilities and Members’ Equity	$77,567,266	$95,658,429

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Twelve-Month	Twelve-Month	Twelve-Month
	Period Ended	Period Ended	Period Ended
	September 30, 2015	September 30, 2014	September 30, 2013

Revenues, primarily related party	$100,795,412	$139,122,644	$154,790,603

Cost of Goods Sold
Cost of goods sold	91,633,726	101,578,180	149,831,987
Lower of cost or market inventory adjustment	304,439	1,199,000	665,300
Loss on firm purchase commitments	46,000	3,270,000	1,091,000
Total Cost of Goods Sold	91,984,165	106,047,180	151,588,287

Gross Profit	8,811,247	33,075,464	3,202,316

General and Administrative Expenses	2,471,783	2,200,809	2,145,733

Operating Income	6,339,464	30,874,655	1,056,583

Other Income (Expense)
Interest income	23,911	94,770	61,780
Other income	2,559,077	235,255	456,859
Interest expense	(355,191)	(614,346)	(941,059)
Total other income (expense), net	2,227,797	(284,321)	(422,420)

Net Income	$8,567,261	$30,590,334	$634,163

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,151,941

Diluted	40,148,160	40,148,160	40,153,201

Net Income Per Unit
Basic	$0.21	$0.76	$0.02

Diluted	$0.21	$0.76	$0.02

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Twelve-Month Periods Ended September 30, 2015, 2014 and 2013

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Units	Amount	Total Member Equity

Balance - September 30, 2012	40,178,160	$37,810,408	$34,225	$4,396,363	195,813	$(204,037)	$42,036,959
Unit-based compensation	20,000	—	(22,800)	—	(20,000)	22,800	—
Units repurchased	(50,000)	—	29,800	—	50,000	(29,800)	—
Net Income	—	—	—	634,163	—	—	634,163

Balance - September 30, 2013	40,148,160	37,810,408	41,225	5,030,526	225,813	(211,037)	42,671,122
Units repurchased	—	(85,813)	34,316	—	(85,813)	51,497	—
Distribution	—	—	—	(2,007,452)	—	—	(2,007,452)
Net Income	—	—	—	30,590,334	—	—	30,590,334

Balance - September 30, 2014	40,148,160	37,724,595	75,541	33,613,408	140,000	(159,540)	71,254,004
Distribution	—	—	—	(14,056,947)	—	—	(14,056,947)
Net Income	—	—	—	8,567,261	—	—	8,567,261

Balance - September 30, 2015	40,148,160	$37,724,595	$75,541	$28,123,722	140,000	$(159,540)	$65,764,318

(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Twelve-Month	Twelve-Month	Twelve-Month
	Period Ended	Period Ended	Period Ended
	September 30, 2015	September 30, 2014	September 30, 2013

Cash Flows from Operating Activities
Net income	$8,567,261	$30,590,334	$634,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,388,831	4,130,927	4,057,965
Loss (gain) on disposal of fixed assets	7,305	—	(22,353)
Change in fair value of derivative instruments	3,894,514	(3,663,789)	228,748
Lower of cost or market inventory adjustment	(304,439)	1,199,000	665,300
Loss on firm purchase commitments	61,000	3,270,000	1,091,000
Noncash patronage equity	(37,468)	(539,799)	(382,415)
Change in operating assets and liabilities:
Restricted cash - commodities derivatives account including settlements	(2,179,011)	153,210	(146,306)
Accounts receivable	(1,216,739)	2,461,792	(298,385)
Other receivables	(1,172,815)	—	(2,403)
Inventory	1,869,841	(5,598,031)	(295,085)
Prepaid expenses and deposits	36,531	(30,584)	11,095
Other assets	—	1,500	(1,350)
Accounts payable and accrued expenses	(596,709)	1,590,408	(2,998,722)
Accrued purchase commitment losses	(3,209,000)	3,067,000	203,000
Net cash provided by operating activities	10,109,102	36,631,968	2,744,252

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	2,100	—	160,950
Capital expenditures	(3,840,723)	(3,399,172)	(999,499)
Net cash (used in) investing activities	(3,838,623)	(3,399,172)	(838,549)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	—	(3,126,883)	1,397,952
Dividends paid	(14,056,947)	(2,007,452)	—
Loan fees	—	—	(11,321)
Net advances on revolving lines-of-credit	—	(3,708,000)	(909,000)
Debt repayments	(9,075,129)	(2,439,202)	(2,383,334)
Net cash (used in) financing activities	(23,132,076)	(11,281,537)	(1,905,703)

Net Increase (Decrease) in Cash and Equivalents	(16,861,597)	21,951,259	—
Cash and Equivalents - Beginning of Period	21,952,259	1,000	1,000
Cash and Equivalents - End of Period	$5,090,662	$21,952,259	$1,000

Supplemental Disclosure of Cash Flow Information
Interest paid net of swap settlements	376,504	634,752	954,575
Noncash Investing and Financing Activities
Assets acquired under capital lease	$—	$13,247	$81,160
Capital expenditures in accounts payable	$5,000	$724,075	—
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, inventory and allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates fair value.

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

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of approximately $278,123 and $72,880 at September 30, 2015 and 2014, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

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

Allowance for Doubtful Accounts

Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts.

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
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

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

Fair Value Measurements

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2015 and 2014 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes and generally does not incur income taxes. Instead, its earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Differences between financial statement basis of assets and tax basis of assets is primarily related to depreciation, derivatives, inventory, compensation and capitalization and amortization of organization and start-up costs for tax purposes, whereas these costs are expensed for financial statement purposes.

The Company has evaluated whether it has any significant tax uncertainties that would require recognition or disclosure. Primarily due to its partnership tax status, the Company does not have any significant tax uncertainties that would require recognition or disclosure. The Company's policy is to recognize interest expense and penalties related to uncertain tax positions within its provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to income tax examinations by U.S. federal tax authorities or the states where the Company files tax returns for tax years ended on or prior to September 30, 2012.

Net Income (Loss) Per Unit

Net income (loss) per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.

Recently Issued Accounting Pronouncements

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

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2015.

2. CONCENTRATIONS

Coal and Natural Gas

Coal was an important input to our manufacturing process. During the fiscal year ended September 30, 2015, we used approximately 24,000 tons of coal. We have entered into a one year agreement with Westmoreland Coal Sales Company (“Westmoreland”) to supply PRB coal through December 2015. During the second quarter of our 2015 fiscal year we converted the energy source for our ethanol plant to natural gas. The Company signed a sales agreement with Rainbow Gas Company to supply natural gas to the

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

plant through October 2015. The Company's intentions are to run the plant on natural gas and renew the supply agreement with its current natural gas supplier.

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol, DDGS and corn oil. RPMG purchases 100% of the ethanol, DDGS and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 69% and 59% of the Company's outstanding trade receivables balance at September 30, 2015 and 2014, respectively. Approximately 96%, 97%, and 79% of revenues are comprised of sales to RPMG for the year ended September 30, 2015, the year ended September 30, 2014 and the year ended September 30, 2013, respectively.

3. DERIVATIVE INSTRUMENTS

Commodity Contracts

As part of its hedging strategy, the Company may enter into ethanol, soybean oil, and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales, corn oil sales, and corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol derivative and soybean oil derivative fair market value gains or losses are included in the results of operations and are classified as revenue and corn derivative changes in fair market value are included in cost of goods sold.

As of:	September 30, 2015				September 30, 2014
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	638	3,190,000	bushels	$(67,787)	1,377	6,885,000	bushels	$7,162,638
Corn options	500	2,500,000	bushels	$(196,875)	250	1,250,000	bushels	$(745,313)
Soybean oil options	—	—	gal	$—	200	1,000,000	gal	$2,618,750
Soybean oil futures	10	420,000	gal	$(14,700)	77	46,200	gal	$370,446
Ethanol futures	—	—	gal	$—	90	3,780,000	gal	$506,436
Total fair value				$(279,362)				$9,912,957

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2015 and September 30, 2014:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2015	Asset	Liability
Commodity derivative instruments, at fair value	$—	$279,362
Total derivatives not designated as hedging instruments for accounting purposes	$—	$279,362

Balance Sheet - as of September 30, 2014	Asset	Liability
Commodity derivative instruments, at fair value	$3,615,151	$—
Total derivatives not designated as hedging instruments for accounting purposes	$3,615,151	$—

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2015	Amount of gain (loss) recognized in income during the year ended September 30, 2014	Amount of gain (loss) recognized in income during the year ended September 30, 2013
Corn derivative instruments	Cost of Goods Sold	$39,250	$8,642,639	$778,559
Ethanol derivative instruments	Revenue	(274,512)	(7,938,101)	—
Soybean oil derivative instruments	Revenue	(875,961)	2,957,823	—
Total		$(1,111,223)	$3,662,361	$778,559

4. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of September 30, 2015 and September 30, 2014 were as follows:

As of	September 30, 2015	September 30, 2014
Raw materials, including corn, chemicals and supplies	$8,237,494	$9,962,057
Work in process	862,327	893,141
Finished goods, including ethanol and distillers grains	649,524	661,159
Spare parts	1,942,977	1,802,367
Total inventory	$11,692,322	$13,318,724
Lower of cost or market adjustments for the fiscal years ended September 30, 2015, and 2014 and 2013 were as follows:

	For the year ended September 30, 2015	For the year ended September 30, 2014	For the year ended September 30, 2013
Loss on firm purchase commitments	$46,000	$3,270,000	$1,091,000
Loss on lower of cost or market adjustment for inventory on hand	304,439	1,199,000	665,300
Total loss on lower of cost or market adjustments	$350,439	$4,469,000	$1,756,300

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2015, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $46,000 and $3,270,000 for the fiscal years ended September 30, 2015 and 2014, respectively. The loss is recorded in “Loss on firm purchase commitments” on the

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $304,439 and $1,199,000 for the fiscal years ended September 30, 2015 and 2014, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

5. BANK FINANCING

As of	September 30, 2015	September 30, 2014
Long-term notes payable under loan agreement to bank	$5,807,253	$14,579,000
Capital lease obligations (Note 7)	31,674	60,056
Total Long-Term Debt	5,838,927	14,639,056
Less amounts due within one year	3,976,681	9,266,343
Total Long-Term Debt Less Amounts Due Within One Year	$1,862,246	$5,372,713

The Company's notes payable consist of a term loan. As of September 30, 2015, the fixed interest rate on the term loan was 4.96% . This loan matures on March 20, 2020.

The Company also has a $10,000,000 operating line-of-credit that matures on March 20, 2016. At September 30, 2015, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.20% for amounts drawn on the operating line of credit.

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Scheduled debt maturities for the twelve months ending September 30	Totals

2016	$3,976,681
2017	1,171,172
2018	688,153
2019	2,921
2020	—
Total	$5,838,927

As of September 30, 2015, the Company was in compliance with all of its debt covenants.

Interest Expense	For the year ended September 30, 2015	For the year ended September 30, 2014	For the year ended September 30, 2013
Interest expense on long-term debt	$355,191	$614,346	$941,059
Total interest expense	$355,191	$614,346	$941,059

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and September 30, 2014, respectively.

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2015	Fair Value as of September 30, 2015	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$279,362	$279,362	$279,362	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2014	Fair Value as of September 30, 2014	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$3,615,151	$3,615,151	$3,615,151	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at September 30, 2015 and September 30, 2014 approximated the carrying value of approximately $5.8 million and $14.6 million, respectively. Fair value was estimated using estimated variable market interest rates as of September 30, 2015. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

7. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $494,000 for the year ended September 30, 2015, $527,000 for the year ended September 30, 2014 and $503,000 for the year ended September 30, 2013. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	September 30, 2015	September 30, 2014
Equipment	$564,648	$564,648
Less accumulated amortization	(111,604)	(73,906)
Net equipment under capital lease	$453,044	$490,742

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

At September 30, 2015, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending September 30:

	Operating Leases	Capital Leases
2016	$307,036	$23,539
2017	208,920	2,597
2018	136,840	2,617
2019	100,800	2,921
2020	33,600	—
Thereafter	—	—
Total minimum lease commitments	$787,196	31,674
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$31,674

8. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2015 and 2014 there were 40,148,160 and 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 and 140,000 treasury units as of September 30, 2015 and 2014, respectively.

Total units authorized are 40,373,973 as of September 30, 2015 and 2014.

9. GRANTS

In 2006, the Company entered into a contract with the State of North Dakota through the Industrial Commission for a lignite coal grant not to exceed $350,000. The Company received $275,000 from this grant during 2006 with this amount shown in the liability section of the Company's Balance Sheet as Contracts Payable. Because the Company had not met the minimum lignite usage requirements specified in the grant for any year in which the plant has operated, the Company repaid the grant during the third quarter of their 2015 fiscal year.

The Company has entered into an agreement with Job Service North Dakota for a new jobs training program. This program provides incentives to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training. The Company is eligible to receive up to approximately $270,000 over ten years. The Company received and earned approximately $0, $9,300 and $39,000 for the years ended September 30, 2015, 2014, and 2013, respectively.

The Company received a safety grant from North Dakota Workforce Safety and Insurance during their 2014 fiscal year for $20,000. The grant was used to install platforms in the energy building.

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2015, the Company had various fixed price contracts for the purchase of approximately 2.3 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $8.6 million related to the 2.3 million bushels under contract.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $99,000, $86,000, and $73,000 to the 401k plan for the years ended September 30, 2015 and 2014, and 2013, respectively.

12. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

		September 30, 2015	September 30, 2014
Balance Sheet
Accounts receivable		$2,783,821	$1,476,130
Accounts payable		402,732	482,046

	For the twelve months ended September 30, 2015	For the twelve months ended September 30, 2014	For the twelve months ended September 30, 2013
Statement of Operations
Revenues	$98,635,060	$136,922,512	$128,293,885
Realized gain on corn hedge	925,400	827,500	—
Cost of goods sold	100,814	1,470,961	3,058,668
General and administrative	78,565	78,884	101,506
Other income /expense	1,190,501	—	—
Inventory Purchases	$13,377,243	$11,397,236	$28,905,391

13. INCOME TAXES

As of September 30, 2015, the book basis of assets exceeded the estimated tax basis of assets by approximately $44.1 million and as of September 30, 2014, the book basis of assets exceeded the estimated tax basis of assets by approximately $48.4 million. As of September 30, 2015, there was no difference between the book basis of liabilities and the estimated tax basis of liabilities. As of September 30, 2014, there was no difference between the book basis of liabilities and the estimated tax basis of liabilities.

14. SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2015 and 2014

factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. The EPA released its final proposed rule for the RFS on May 29, 2015 which reduced the ethanol use requirement for 2014, 2015 and 2016 for corn-based ethanol. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016 which are lower than the statutory requirements in the RFS which could have a significant negative impact on the Company's financial performance.

The Company anticipates that the results of operations during fiscal 2016 will be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and drought conditions currently being experienced by much of the United States.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Year Ended September 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$29,612,851	$16,991,326	$28,571,787	$25,635,027
Gross profit	1,831,271	1,544,009	274,491	5,177,055
Operating income	1,286,504	955,723	(196,778)	4,309,594
Net income	1,173,920	2,147,814	11,987	5,233,540
Net income per unit-basic and diluted	0.03	0.05	—	0.13

Year Ended September 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$33,785,964	$41,922,206	$35,011,137	$28,403,337
Gross profit	4,622,659	4,214,753	16,607,117	7,630,935
Operating income	4,151,572	3,648,169	16,089,431	6,985,483
Net income	4,067,720	3,538,555	15,975,873	7,008,186
Net income per unit-basic and diluted	0.10	0.09	0.40	0.17

Year Ended September 30, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$42,258,878	$37,514,330	$43,669,509	$31,365,622
Gross profit (loss)	547,252	2,545,703	1,461,626	(1,334,529)
Operating income (loss)	21,005	2,007,135	965,239	(1,919,060)
Net income (loss)	(171,309)	1,790,968	749,392	(1,734,888)
Net income (loss) per unit-basic and diluted	—	0.04	0.02	(0.04)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Gerald Bachmeier, and Chief Financial Officer ("CFO"), Jodi Johnson, as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2015.  Based on their evaluation, the CEO and CFO concluded that, due to a material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2015. In light of the material weakness in internal control over financial reporting, we completed substantive procedures prior to filing this Annual Report on Form 10-K.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2015, we did not maintain effective monitoring and oversight of controls over the month-end payables accrual. Specifically, there were errors in the reconciliation of the accrual for unpaid corn scale tickets at September 30th. These errors resulted in adjustments to our financial statements as of and for the year ended September 30, 2015.

The errors arising from the underlying deficiency are not material to the financial statements reported in any interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Remediation of the Material Weakness

The Company is evaluating the material weakness and developing a plan of remediation to strengthen our overall internal control.  The remediation plan will include the following actions:

•	A review and updating of month-end standard operating procedures.

•	An additional step was added to review that all items are posted prior to running the month-end report.

•	An additional step was added for the Controller or CFO to perform an additional review of the report that is printed by the accounts payable clerk.

•	Lastly there was a review and updating of the daily operating procedures to ensure all batches from the prior day are posted at the beginning of each day.

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls.  The Company has started to implement these steps. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's  internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management, including the Company’s CEO and CFO, does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2016 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2015 fiscal year end. This proxy statement is referred to in this report as the "2016 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 32 of this report.

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
Filed as Exhibit 10.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.2	Agreement for Electric Service made the dated August 18, 2005, by and between West Plains Electric Cooperative, Inc. and Red Trail Energy, LLC.		Filed as Exhibit 10.10 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.3	Lump Sum Design-Build Agreement between Red Trail Energy, LLC, and Fagen, Inc. dated August 29, 2005.		Filed as Exhibit 10.12 to the registrant's registration statement on Form 10-12G/A-3 (000-52033) and incorporated by reference herein.
10.4	License Agreement between Red Trail Energy, LLC and ICM, Inc. dated September 9, 2005.		Filed as Exhibit 10.12 at Exhibit D to the registrant's registration statement on Form 10-12G/A-3 (000-52033) and incorporated by reference herein.
10.5	Security Agreement and Deposit Account Control Agreement made December 16, 2005, by and among First National Bank of Omaha, Red Trail Energy, LLC, and Bank of North Dakota.		Filed as Exhibit 10.19 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.6	Security Agreement given as of December 16, 2005, by Red Trail Energy, LLC, to First National Bank of Omaha.		Filed as Exhibit 10.20 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
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
Filed as Exhibit 10.28 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.9	Contract dated April 26, 2006, by and between the North Dakota Industrial Commission and Red Trail Energy, LLC.		Filed as Exhibit 10.29 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.10	Subordination Agreement, dated May 16, 2006, among the State of North Dakota, by and through its Industrial Commission, First National Bank and Red Trail Energy, LLC.		Filed as Exhibit 10.30 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.11	Firm Gas Service Extension Agreement, dated June 7, 2006, by and between Montana-Dakota Utilities Co. and Red Trail Energy, LLC.		Filed as Exhibit 10.31 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.

10.12	Security Agreement and Deposit Account Control Agreement effective August 16, 2006 by and among First National Bank of Omaha and Red Trail Energy, LLC.	Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.13	Option to Purchase 200,000 Class A Membership Units of Red Trail Energy, LLC by Red Trail Energy, LLC from North Dakota Development Fund and Stark County dated December 11, 2006.	Filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.14	Audit Committee Charter adopted April 9, 2007.	Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.15	Senior Financial Officer Code of Conduct adopted March 28, 2007.	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.16	Member Ethanol Fuel Marketing agreement by and between Red Trail Energy, LLC and RPMG, Inc dated January 1, 2008.	Filed as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.17	Contribution Agreement by and between Red Trail Energy, LLC and Renewable Products Marketing Group, LLC dated January 1, 2008.	Filed as Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.18	Distillers Grain Marketing Agreement by and between Red Trail Energy, LLC and CHS, Inc dated March 10, 2008.	Filed as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.19	Assignment and Assumption Agreement dated April 1, 2008, by and between Commodity Specialist Company and Red Trail Energy, LLC.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (000-52033) and incorporated by reference herein.
10.20	Employment Agreement dated August 8, 2008 by and between Red Trail Energy, LLC and Mark Klimpel.	Filed as exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2008 (000-52033) and incorporated by reference herein.
10.21	Amended and Restated Member Control Agreement of Red Trail Energy, LLC.	Filed as exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 1, 2009 (000-52033) and incorporated by reference herein.
10.22	Amended and Restated Management Agreement made and entered into as of September 10, 2009 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (000-52033) and incorporated by reference herein.
10.23	Employment Agreement between Red Trail Energy, LLC and Gerald Bachmeier dated July 8, 2010.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (000-52033) and incorporated by reference herein.
10.24	Mediated Settlement Agreement between Red Trail Energy, LLC, Fagen, Inc. and Fagen Engineering, LLC, and ICM, Inc. dated November 8, 2010. +	Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2010 (000-52033) and incorporated by reference herein.
10.25	Letter Agreement between Greenway Consulting, LLC and Red Trail Energy, LLC dated January 13, 2011.	Filed as Exhibit 10.56 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.26	First Amended and Restated Revolving Promissory Note dated June 1, 2011 by and between Red Trail Energy, LLC and First National Bank of Omaha.	Filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 1, 2011 (000-52033) and incorporated by reference herein.
10.27	Equity Grant Agreement between Kent Anderson and Red Trail Energy, LLC dated July 1, 2011.	Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended June 30, 2011 (000-52033) and incorporated by reference herein.
10.28	Corn Oil Separation System Agreement between Solution Recovery Services, LLC and Red Trail Energy, LLC dated October 6, 2011. +	Filed as Exhibit 10.60 to our Current Report on Form 10-K for the transition period ended September 30, 2011 (000-52033) and incorporated by reference herein.

10.29	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated April 16, 2012.		Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended March 31, 2012 (000-52033) and incorporated by reference herein.
10.30	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated August 27, 2012. +		Filed as Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.31	Member Corn Oil Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated March 21, 2012. +		Filed as Exhibit 10.63 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.32	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated October 31, 2012.		Filed as Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.33	Distillers' Grain Marketing Agreement between RPMG, Inc and Red Trail Energy, LLC dated October 1, 2013.+		Filed as Exhibit 10.31 to our Annual report on Form 10-K for the fiscal year ended September 30, 2013 (000-52033) and incorporated by reference herein.
10.34	Rainbow Gas Asset Management Agreement, Dated September 3, 2014		Filed as Exhibit 10.32 to our Annual report on Form 10-K for the fiscal year ended September 30, 2014 (000-52033) and incorporated by reference herein.
10.35	Fourth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated March 7, 2015		Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended April 30, 2015 (000-52033) and incorporated by reference herein.
10.36	First Amended and Restated Term Note between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.2 to our Quarterly report on Form 10-Q for the quarter ended April 30, 2015 (000-52033) and incorporated by reference herein.
10.37
Second Amendment of First Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015
Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended April 30, 2015 (000-52033) and incorporated by reference herein.
10.38	Third Amended and Restated Revolving Credit Note between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended April 30, 2015 (000-52033) and incorporated by reference herein.
10.39	Fifth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.5 to our Quarterly report on Form 10-Q for the quarter ended April 30, 2015 (000-52033) and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Red Trail Energy, LLC's Annual Report on Form 10-K for the fiscal year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2015 and 2014, (ii) Statements of Operations for the fiscal years ended September 30, 2015, 2014, and 2013, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended September 30, 2015, 2014, and 2013, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
(X) Filed herewith.
(**) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 18, 2015	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 18, 2015	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 18, 2015	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 18, 2015	/s/ Jodi Johnson
Jodi Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 18, 2015	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 18, 2015	/s/ Anthony Mock
Anthony Mock, Governor

Date:	December 18, 2015	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 18, 2015	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 18, 2015	/s/ Mike Appert
Mike Appert, Governor

Date:	December 18, 2015	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 18, 2015	/s/ William A. Price
William A. Price, Governor