Form 10-Q
period 2015-12-31
RED TRAIL ENERGY, LLC
filed 2016-02-16
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2015

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

As of February 16, 2016, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2015	September 30, 2015
	(Unaudited)
Current Assets
Cash and equivalents	$12,053,524	$5,090,662
Restricted cash - margin account	1,278,876	2,179,011
Accounts receivable, primarily related party	2,198,835	2,228,150
Other receivables	1,182,097	1,790,770
Commodities derivative instruments, at fair value	116,250	—
Inventory	16,128,554	11,692,322
Prepaid expenses	271,019	70,481
Total current assets	33,229,155	23,051,396

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	7,807,148	7,807,148
Plant and equipment	82,518,791	82,500,249
Construction in progress	154,922	89,453
	95,444,661	95,360,650
Less accumulated depreciation	45,552,525	44,420,567
Net property, plant and equipment	49,892,136	50,940,083

Other Assets
Debt issuance costs, net of amortization	23,358	27,879
Investment in RPMG	605,000	605,000
Patronage equity	2,902,908	2,902,908
Deposits	40,000	40,000
Total other assets	3,571,266	3,575,787

Total Assets	$86,692,557	$77,567,266

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2015	September 30, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$3,480,242	$2,676,888
Accrued expenses	11,364,787	2,946,772
Commodities derivative instruments, at fair value (see note 2)	—	279,362
Accrued loss on firm purchase commitments (see note 7)	24,000	61,000
Current maturities of long-term debt	3,966,333	3,976,681
Total current liabilities	18,835,362	9,940,703

Long-Term Liabilities
Notes payable	1,589,166	1,862,246
Total long-term liabilities	1,589,166	1,862,246

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	66,268,029	65,764,317

Total Liabilities and Members’ Equity	$86,692,557	$77,567,266

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$25,439,795	$29,612,851

Cost of Goods Sold
Cost of goods sold	23,695,268	27,735,580
Lower of cost or market inventory adjustment	583,392	—
Loss on firm purchase commitments	—	46,000
Total Cost of Goods Sold	24,278,660	27,781,580

Gross Profit	1,161,135	1,831,271

General and Administrative Expenses	632,483	544,767

Operating Income	528,652	1,286,504

Other Income (Expense)
Interest income	19,980	18,249
Other income	27,545	6,894
Interest expense	(72,466)	(137,727)
Total other income (expense), net	(24,941)	(112,584)

Net Income	$503,711	$1,173,920

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160

Diluted	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.01	$0.03

Diluted	$0.01	$0.03

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$503,711	$1,173,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,136,479	1,030,937
Change in fair value of derivative instruments	(395,613)	4,240,329
Lower of cost or market inventory adjustment	(583,392)	—
Loss on firm purchase commitments	24,000	—
Change in operating assets and liabilities:
Restricted cash	900,135	(3,627,590)
Accounts receivable	29,315	(1,052,075)
Other receivables	608,673	506,447
Inventory	(3,876,839)	(6,473,091)
Prepaid expenses	(200,539)	(136,615)
Accounts payable	803,354	2,036,515
Accrued expenses	8,418,016	2,415,022
Accrued purchase commitment losses	(37,000)	18,000
Net cash provided by operating activities	7,330,300	131,799

Cash Flows from Investing Activities
Capital expenditures	(84,010)	(807,108)
Net cash (used in) investing activities	(84,010)	(807,108)

Cash Flows from Financing Activities
Debt repayments	(283,428)	(7,725,064)
Net cash (used in) financing activities	(283,428)	(7,725,064)

Net Increase (Decrease) in Cash and Equivalents	6,962,862	(8,400,373)
Cash and Equivalents - Beginning of Period	5,090,662	21,952,259
Cash and Equivalents - End of Period	$12,053,524	$13,551,886

Supplemental Disclosure of Cash Flow Information
Interest paid	$72,830	$138,243
Capital expenditures in accounts payable	$—	$275,364

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2015

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2015, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2015

As of:	December 31, 2015 (unaudited)				September 30, 2015
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	100	500,000	bushels	$116,250	638	3,190,000	bushels	$(67,787)
Corn options	—	—	bushels	$—	500	2,500,000	bushels	$(196,875)
Soybean oil futures	—	—	gal	$—	10	420,000	gal	$(14,700)
Total fair value				$116,250				$(279,362)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2015 and September 30, 2015:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2015 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$116,250	$—
Total derivatives not designated as hedging instruments for accounting purposes	$116,250	$—

Balance Sheet - as of September 30, 2015	Asset	Liability
Commodity derivative instruments, at fair value	$—	$279,362
Total derivatives not designated as hedging instruments for accounting purposes	$—	$279,362

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended December 31, 2015 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2014 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$786,511	$(2,785,328)
Ethanol derivative instruments	Revenue	6,426	(1,901,453)
Natural gas derivative instruments	Cost of Goods Sold	(148,300)	—
Total		$644,637	$(4,686,781)

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2015

3. INVENTORY
Inventory is valued at the lower of cost or market. Inventory values as of December 31, 2015 and September 30, 2015 were as follows:

As of	December 31, 2015 (unaudited)	September 30, 2015
Raw materials, including corn, chemicals and supplies	$12,065,347	$8,237,494
Work in process	926,942	862,327
Finished goods, including ethanol and distillers grains	1,172,324	649,524
Spare parts	1,963,941	1,942,977
Total inventory	$16,128,554	$11,692,322
Lower of cost or market adjustments for the three months ended December 31, 2015 and 2014 were as follows:

	For the three months ended December 31, 2015 (unaudited)	For the three months ended December 31, 2014 (unaudited)
Loss on firm purchase commitments	$—	$46,000
Loss on lower of cost or market adjustment for inventory on hand	583,392	—
Total loss on lower of cost or market adjustments	$583,392	$46,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2015, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $0 and $46,000 for the three months ended December 31, 2015 and 2014, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

4. BANK FINANCING

As of	December 31, 2015 (unaudited)	September 30, 2015
Long-term notes payable under loan agreement to bank	$5,534,820	$5,807,253
Capital lease obligations (Note 6)	20,679	31,674
Total Long-Term Debt	5,555,499	5,838,927
Less amounts due within one year	3,966,333	3,976,681
Total Long-Term Debt Less Amounts Due Within One Year	$1,589,166	$1,862,246

The Company's notes payable consists of a term loan. As of December 31, 2015, the fixed interest rate on the term loan was 4.96%. This loan matures on March 20, 2020.

The Company also has a $10,000,000 operating line-of-credit that matures on March 20, 2016. At December 31, 2015, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.20% for amounts drawn on the operating line of credit. Of the $10,000,000 revolving line-of-credit, the Company is not allowed to draw $1,300,000 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2015

pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment.

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Scheduled debt maturities for the twelve months ending December 31	Totals

2016	$3,966,333
2017	1,185,725
2018	401,174
2019	2,267
Total	$5,555,499

As of December 31, 2015, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2015, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2015 (unaudited)	Fair Value as of December 21, 2015 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$116,250	$116,250	$116,250	$—	$—
Total	$116,250	$116,250	$116,250	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2015	Fair Value as of September 30, 2015	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$279,362	$279,362	$279,362	$—	$—
Total	$279,362	$279,362	$279,362	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at December 31, 2015 and September 30, 2015 approximated the carrying value of approximately $5.5 million and $5.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of December 31, 2015. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2015

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $106,000 and $128,000 for the three months ended December 31, 2015 and 2014, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	December 31, 2015 (unaudited)	September 30, 2015
Equipment	$564,648	$564,648
Less accumulated amortization	(121,027)	(111,604)
Net equipment under capital lease	$443,621	$453,044

At December 31, 2015, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending December 31:

	Operating Leases	Capital Leases
2016	$268,255	$13,192
2017	208,920	2,600
2018	109,810	2,620
2019	100,800	2,267
2020	8,400	—
Total minimum lease commitments	$696,185	20,679
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$20,679

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2015, the Company had various fixed price contracts for the purchase of approximately 492,000 bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $1.7 million related to the 492,000 bushels under contract.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2015

	December 31, 2015 (unaudited)	September 30, 2015
Balance Sheet
Accounts receivable	$2,183,177	$2,783,821
Accounts Payable	2,465,644	402,732

	For the three months ended December 31, 2015 (unaudited)	For the three months ended December 31, 2014 (unaudited)
Statement of Operations
Revenues	$29,120,303	$29,081,224
Realized gain on corn hedge	—	925,400
Cost of goods sold	12,815	42,553
General and administrative	25,847	18,073
Inventory Purchases	$3,966,653	$1,939,928

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

The Company anticipates that the results of operations during the remainder of fiscal 2016 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets and demand for corn from the ethanol industry.

10. SUBSEQUENT EVENT

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2015, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Lower oil prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices which result from the Chinese antidumping investigation;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

During the second quarter of our 2015 fiscal year we completed a capital project to convert the fuel source for the ethanol plant from coal to natural gas. We financed the natural gas conversion project from cash we had on hand as well as funds we had available to borrow on our line of credit. As a result, we are now dependent on the price and availability of natural gas in order to operate the ethanol plant instead of coal.

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022.

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

The RFS statutory volume requirement for corn based ethanol is 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. On November 30, 2015, the EPA released its final renewable volume obligations for corn-based ethanol for 2014 through 2016 which reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final renewable volume obligation release, the RFS requirement for corn-based ethanol was 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. Many in the ethanol industry believe that this significant departure from the statutory requirements for the RFS is not supported by the law and will have a significant negative impact on the ethanol industry. Management anticipates that there will be legal challenges to the EPA's final renewable volume obligation release.

China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it will commence an antidumping and countervailing duty investigation related to distillers grains imported from the United States. This investigation was commenced in November 2015 by Chinese distillers grain producers. This investigation will likely lead to a decrease in distillers grains exports to China in the short-term and may result in the imposition of tariffs by the Chinese in the long-term. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could result in excess distillers grains supplies in the United States and could negatively impact our ability to profitably operate the ethanol plant.

Results of Operations for the Three Months Ended December 31, 2015 and 2014

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015 (Unaudited)		Three Months Ended December 31, 2014 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$25,439,795	100.00	$29,612,851	100.00
Cost of Goods Sold	24,278,660	95.44	27,781,580	93.82
Gross Profit	1,161,135	4.56	1,831,271	6.18
General and Administrative Expenses	632,483	2.49	544,767	1.84
Operating Income	528,652	2.08	1,286,504	4.34
Other Income (Expense)	(24,941)	(0.10)	(112,584)	(0.38)
Net Income	$503,711	1.98	$1,173,920	3.96

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2015 and 2014.

	Three Months ended December 31, 2015 (unaudited)	Three Months ended December 31, 2014 (unaudited)
Production:
Ethanol sold (gallons)	14,641,203	13,690,081
Dried distillers grains sold (tons)	30,746	25,590
Modified distillers grains sold (tons)	23,204	19,191
Corn oil sold (pounds)	2,959,600	2,120,540
Revenues:
Ethanol average price per gallon (net of hedging)	$1.33	$1.85
Dried distillers grains average price per ton	122.01	109.62
Modified distillers grains average price per ton	60.86	46.26
Corn oil average price per pound	0.21	0.23
Primary Inputs:
Corn ground (bushels)	5,358,237	4,848,133
Natural gas (MMBtu)	423,573	23,909
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.58	$3.43
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.105	$0.115
Denaturant cost	0.034	0.044
Electricity cost	0.042	0.066
Direct labor cost	0.052	0.066

Revenue

Our revenue was significantly lower for the first quarter of our 2016 fiscal year compared to the same period of our 2015 fiscal year due to lower prices for our ethanol and corn oil, partially offset by increased production and increased distillers grains prices. During the first quarter of our 2016 fiscal year, approximately 76.5% of our total revenue was derived from ethanol sales, approximately 20.3% was from distillers grains sales and approximately 2.5% was from corn oil sales. During the first quarter of our 2015 fiscal year, approximately 85.3% of our total revenue was derived from ethanol sales, approximately 12.5% was from distillers grains sales and approximately 1.6% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 28.1% less during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year. Management attributes this decrease in the price we received for our ethanol during the first quarter of our 2016 fiscal year to lower gasoline prices and an increase in industry output. While management believes the recent reduction in the ethanol use requirements in the RFS has had an impact on ethanol prices, the primary drivers of the lower ethanol prices are increased industry output and lower gasoline prices. However, as a result of the lower gasoline prices, gasoline demand has increased which may increase demand for ethanol and could positively impact ethanol prices. Management anticipates continued lower oil prices which management believes will continue to negatively impact ethanol prices. These lower ethanol prices may negatively impact our ability to profitably operate the ethanol plant. However, management believes that the lower ethanol prices may result in increased exports of ethanol which could positively impact ethanol demand and prices.

We sold significantly more gallons of ethanol during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due to additional production capacity at the plant due to our natural gas conversion project. Management anticipates that our ethanol production and sales will be higher going forward due to the plant improvements we have made which have increased our total production capacity. We continue to work to maximize the additional production capacity of our ethanol plant.

From time to time we enter into forward sales contracts for our products. At December 31, 2015, we had approximately 840,000 gallons of ethanol futures contracts. These ethanol futures contracts resulted in a gain of approximately $6,000 during the first quarter of our 2016 fiscal year which increased our revenue. By comparison, our ethanol futures contracts resulted in a loss of approximately $1.9 million for the first quarter of our 2015 fiscal year which decreased our revenue.

Distillers Grains

The average price we received for our distillers grains during the first quarter of our 2016 fiscal year was higher compared to the first quarter of our 2015 fiscal year. Management attributes this increase in distillers grains prices with higher corn prices. Management anticipates distillers grains prices will be lower during the remaining quarters of our 2016 fiscal year as a result of the Chinese antidumping and countervailing duty investigation along with increased corn availability. Since distillers grains are a feed substitute for corn, the market price of distillers grains is typically impacted by changes in corn prices and availability.

We produced and sold more total tons of distillers grains during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due to increased total production during the first quarter of our 2016 fiscal year. Management anticipates that our distillers grains production will remain higher than in previous years due to our capital improvement projects provided operating margins remain positive.

Corn Oil

The total pounds of corn oil we sold was higher during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due to increased total production by the ethanol plant and increased efficiency in extracting corn oil during the 2016 period. Management anticipates that our corn oil production will continue to be higher during our 2016 fiscal year compared to our 2015 fiscal year. Corn oil prices were lower during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due primarily to less corn oil demand from the biodiesel industry and lower corn and soybean oil prices. Management anticipates corn oil prices may rebound during our 2016 fiscal year since the biodiesel blenders' tax credit was renewed for 2016 which may lead to increased biodiesel production. We anticipate that biodiesel producers will use more corn oil to produce biodiesel during our 2016 fiscal year.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Since we converted the ethanol plant from a coal fired plant to a natural gas based ethanol plant, our profitability will in part depend on natural gas prices instead of coal prices. Our cost of goods sold was lower for the first quarter of our 2016 fiscal year as compared to the first quarter of our 2015 fiscal year. The decrease in our cost of goods sold for the first quarter of our 2016 fiscal year compared to the same period of 2015 was due primarily to lower total corn costs after taking into account our derivative instrument positions and lower energy costs due to the conversion to natural gas.

Corn Costs

Our cost of goods sold related to corn was lower for the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due to less losses on our derivative instruments during the first quarter of our 2016 fiscal year. While we consumed more corn and paid a slightly higher price for the corn without taking into account our derivative instruments during the 2016 period, we had a loss of approximately $2.8 million on our corn derivative instruments during the first quarter of our 2015 fiscal year which increased our cost of goods sold. By comparison, we had a gain on our corn derivative instruments of approximately $787,000 during the first quarter of our 2016 fiscal year which reduced our cost of goods sold. We also adjusted the value of our corn inventory using a lower of cost or market analysis which increased our cost of goods sold during the 2016 period. We consumed approximately 10.52% more bushels of corn during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due to our increased production. In addition, the average price we paid per bushel of corn, without taking into account derivative instrument gains or losses, increased by approximately 4.07% during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due to changing market prices for corn. Management anticipates that we will continue to consume more corn in the future due to our natural gas conversion project which allows us to produce more of our products. Management anticipates that corn prices will remain relatively stable during our 2016 fiscal year due to ample corn supplies and relatively stable corn demand.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At December 31, 2015, we had forward corn purchase contracts for various delivery periods through December 2016 for a total commitment of approximately $1.7 million. Our corn derivative positions resulted in a gain of approximately $787,000 during the first quarter of our 2016 fiscal year which decreased our cost of goods sold. By comparison, our corn derivative positions resulted in a loss of approximately $2.8 million during the first quarter of our 2015 fiscal year which increased our cost of goods sold.

Energy Costs

During the second quarter of our 2015 fiscal year, our natural gas conversion project came online. As a result, during the first quarter of our 2016 fiscal year we were relying on natural gas as the fuel source for our ethanol plant compared to the first quarter of our 2015 fiscal year when we relied on coal to fuel the ethanol plant. Management believes the switch to natural gas will allow us to be more competitive in the ethanol industry and will allow us to increase our total production capacity. Management anticipates that due to our location near a major source of natural gas production, we will be able to purchase natural gas at very favorable prices and will have sufficient natural gas supplies to meet our plant's operational needs. We have all of the natural gas supply and distribution agreements we need in place to continue to operate the ethanol plant. Management anticipates that our natural gas costs will be higher during the winter months and relatively lower during the summer months due to seasonal supply and demand shifts. Our natural gas derivative positions resulted in a loss of approximately $148,000 during the first quarter of our 2016 fiscal year which increased our cost of goods sold. We had no gain or loss on natural gas derivative instruments during the first quarter of our 2015 fiscal year.

General and Administrative Expenses

Our general and administrative expenses were higher for the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due to an increase in allowance for doubtful accounts and public relations marketing program.

Other Income/Expense

We had more interest income during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due to having more cash on hand during the 2016 period. We had more other income during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year due additional transloading revenue. In addition, we had less interest expense during the first quarter of our 2016 fiscal year compared to the first quarter of our 2015 fiscal year because we had less borrowings on our credit facilities.

Changes in Financial Condition for the Three Months Ended December 31, 2015

Current Assets. We had more cash and equivalents at December 31, 2015 compared to September 30, 2015 primarily due to cash we generated from our operating activities during the first quarter of our 2016 fiscal year. We had approximately $1.3 million of restricted cash at December 31, 2015 related to cash we deposit in our margin account for our hedging transactions which was lower than the restricted cash in our margin account as of September 30, 2015. Due to the timing of payments from our marketers, we had less accounts receivable at December 31, 2015 compared to September 30, 2015. We had less other receivables at December 31, 2015 compared to September 30, 2015 due to the timing of payments on accounts. We had more inventory on hand at December 31, 2015 compared to September 30, 2015 due primarily to having more corn inventory at December 31, 2015.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at December 31, 2015 compared to September 30, 2015 due to our regular depreciation of our assets. We did not have any material capital projects that we placed into service during the first quarter of our 2016 fiscal year.

Current Liabilities. Our accounts payable was higher at December 31, 2015 compared to September 30, 2015 due to increased corn payables. Our accrued expenses were significantly higher because we had more deferred corn payments at December 31, 2015 compared to September 30, 2015 related to deferred corn payments to our corn suppliers. Our corn suppliers typically seek to defer corn payments until after the tax year ends on December 31st each year which increases our accrued expenses at the end of our first quarter each year.

Long-term Liabilities. Our long-term liabilities were lower at December 31, 2015 compared to September 30, 2015, due to the quarterly payment we made on our long-term debt during the first quarter of our 2016 fiscal year.

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

The following table shows cash flows for the three months ended December 31, 2015 and 2014:

	2015 (unaudited)	2014 (unaudited)
Net cash provided by operating activities	$7,330,300	$131,799
Net cash (used in) investing activities	(84,010)	(807,108)
Net cash (used in) financing activities	(283,428)	(7,725,064)
Net increase (decrease) in cash	$6,962,862	$(8,400,373)
Cash and cash equivalents, end of period	$12,053,524	$13,551,886

Cash Flow from Operations

Our operations provided more cash during the first quarter of our 2016 fiscal year compared to the same period of our 2015 fiscal year due primarily to an increase in our accrued expenses related to our corn purchases along with less cash used for our inventory during the 2016 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the three months ended December 31, 2015 compared to the same period of our 2015 fiscal year because we were using cash during the 2015 period related to our natural gas conversion project. During the 2016 period our primary capital project was a project to widen the road leading to the plant.

Cash Flow from Financing Activities

We used less cash for financing activities during the 2016 period compared to the 2015 period due to the timing of our excess cash flow principal pre-payment. We experienced record net income during our 2014 fiscal year which required us to make an excess cash flow payment of approximately $7.7 million. That payment was made during the first quarter of our 2015 period. The excess cash flow payment for our 2015 fiscal year of approximately $2.8 million will be made during the second quarter of our 2016 period.

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

Capital Expenditures

We had approximately $155,000 in construction in progress as of December 31, 2015 related to costs incurred for a project to widen the road into the plant. During the three months ended December 31, 2015, we placed in service approximately $18,500 in capital projects with the majority of these costs related to the purchase of new equipment for our lab.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of December 31, 2015. This revolving line-of-credit matures on March 20, 2016. The variable interest rate on this line-of-credit is 3.0% over the one-month LIBOR with a rate of 3.20% as of December 31, 2015. Of the $10 million revolving line-of-credit, we are not allowed to draw $1.3 million which we are reserving as a source of funds to support a guaranteed payment we agreed to related to our natural gas pipeline. While we do not expect that we will be required to make a direct payment for the natural gas pipeline, our agreement requires us to have funds available in the event we are required to make the guaranteed payment.

Long-Term Debt Sources

In March of 2015, we refinanced our outstanding debt with our senior lender. As of December 31, 2015, our long-term debt consisted of a term loan. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	December 31, 2015 (Unaudited)	September 30, 2015	December 31, 2015 (Unaudited)	September 30, 2015	Quarterly Principal and Interest Payment Amounts	Notes
Term Note	$5.5	$5.8	4.96%	4.96%	$345,243	1, 2

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

Excess Cash Flow Payments

We are required to make a prepayment on our Term Loan within 120 days of the end of each of our fiscal years in an amount equal to 25% of our excess cash flow. Excess cash flow is defined in our loan agreement as our adjusted EBITDA earnings less scheduled payments which are due on our loans. Our adjusted EBITDA is calculated by reducing our EBITDA by approved capital expenditures and distributions we make during our fiscal year. We will be making an excess cash flow payment during the second quarter of our 2016 fiscal year of approximately $2.8 million which will reduce the principal balance of our term note.

As of December 31, 2015, we were in compliance with our loan covenants.

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

As of December 31, 2015, we had no fixed corn purchase contracts and we had corn futures contracts for approximately 500,000 bushels of corn.  As of December 31, 2015 we had an unrealized gain of approximately $116,000 related to our corn futures contracts.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our expected corn usage will be between 18 million and 21 million bushels per calendar year for the production of approximately 50 million to 59 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of December 31, 2015, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	58,575,000	Gallons	10%	$(7,029,000)
Corn	20,307,589	Bushels	10%	$(7,311,000)
Natural gas	1,570,400	MMBtu	10%	$(361,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended December 31, 2015, we made the following changes in our internal control over financial reporting which have materially affected our internal control over financial reporting:

•	We reviewed and updated our month-end standard operating procedures;

•	We added an additional step to review that all items are posted prior to running the month-end report;

•	An additional step was added for the Controller or CFO to perform an additional review of the report that is printed by the accounts payable clerk; and

•	Lastly there was a review and updating of the daily operating procedures to ensure all batches from the prior day are posted at the beginning of each day.

We made these material changes in our internal control over financial reporting as a result of a material weakness we identified in our annual report on Form 10-K for the fiscal year ended September 30, 2015.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the

Management's Discussion and Analysis section for the fiscal year ended September 30, 2015, included in our annual report on Form 10-K.

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it will commence an antidumping and countervailing duty investigation related to distillers grains imported from the United States. During the investigation, it is likely that distillers grains exports to China will be reduced, regardless of whether China ends up instituting a tariff on distillers grains produced in the United States and exported to China. Further, if China introduces a tariff on distillers grains produced in the United States and exported to China, it could remove the largest source of export demand for distillers grains. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

Additional Iranian oil may enter the market and negatively impact gasoline and ethanol prices. Recently, the United States lifted sanctions on Iran which previously prevented Iranian oil from being imported into the United States. Further, many other nations had similar bans on Iranian oil which prevented Iran from exporting a significant amount of oil into the world market. However, as a result of the lifting of sanctions, additional Iranian oil may be introduced into the world market which could result in lower oil prices. These Iranian oil exports come at a time when oil prices are very low and world supplies of oil are high. The lower priced oil has resulted in lower priced gasoline, which has negatively impacted ethanol prices and demand. If these lower gasoline prices continue, it could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2015 and September 30, 2015, (ii) Statements of Operations for the three months ended December 31, 2015 and 2014, (iii) Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 16, 2016	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 16, 2016	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)