Form 10-Q
period 2016-03-31
RED TRAIL ENERGY, LLC
filed 2016-05-13
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

As of May 13, 2016, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2016	September 30, 2015
	(Unaudited)
Current Assets
Cash and equivalents	$3,447,279	$5,090,662
Restricted cash - margin account	3,644,814	2,179,011
Accounts receivable, primarily related party	3,419,628	2,228,150
Other receivables	64,667	1,790,770
Inventory	14,492,868	11,692,322
Prepaid expenses	194,776	70,481
Total current assets	25,264,032	23,051,396

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	7,823,859	7,807,148
Plant and equipment	82,541,010	82,500,249
Construction in progress	195,232	89,453
	95,523,901	95,360,650
Less accumulated depreciation	46,685,868	44,420,567
Net property, plant and equipment	48,838,033	50,940,083

Other Assets
Debt issuance costs, net of amortization	18,837	27,879
Investment in RPMG	605,000	605,000
Patronage equity	2,911,114	2,902,908
Deposits	40,000	40,000
Total other assets	3,574,951	3,575,787

Total Assets	$77,677,016	$77,567,266

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2016	September 30, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$346,794	$2,676,888
Accrued expenses	13,131,366	2,946,772
Commodities derivative instruments, at fair value (see note 2)	946,850	279,362
Accrued loss on firm purchase commitments (see note 7)	5,000	61,000
Current maturities of long-term debt	2,587	3,976,681
Total current liabilities	14,432,597	9,940,703

Long-Term Liabilities
Notes payable	6,839	1,862,246
Total long-term liabilities	6,839	1,862,246

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	63,237,580	65,764,317

Total Liabilities and Members’ Equity	$77,677,016	$77,567,266

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$26,015,741	$16,991,326	$51,455,537	$46,604,177

Cost of Goods Sold
Cost of goods sold	24,965,621	15,142,878	48,660,890	42,878,458
Lower of cost or market inventory adjustment	—	304,439	583,392	304,439
Loss on firm purchase commitments	—	—	—	46,000
Total Cost of Goods Sold	24,965,621	15,447,317	49,244,282	43,228,897

Gross Profit	1,050,120	1,544,009	2,211,255	3,375,280

General and Administrative Expenses	618,443	588,286	1,250,926	1,133,053

Operating Income	431,677	955,723	960,329	2,242,227

Other Income (Expense)
Interest income	(6,397)	(20,997)	21,147	(2,749)
Other income	600,903	1,275,754	620,884	1,282,648
Interest expense	(42,099)	(62,666)	(114,565)	(200,392)
Total other income (expense), net	552,407	1,192,091	527,466	1,079,507

Net Income	$984,084	$2,147,814	$1,487,795	$3,321,734

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.02	$0.05	$0.04	$0.08

Diluted	$0.02	$0.05	$0.04	$0.08

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$1,487,795	$3,321,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,274,344	2,098,664
Change in fair value of derivative instruments	667,487	2,779,576
Lower of cost or market inventory adjustment	(583,392)	(304,439)
Loss on firm purchase commitments	5,000	497,000
Noncash patronage equity	(8,207)	—
Change in operating assets and liabilities:
Restricted cash	(1,465,803)	(1,938,405)
Accounts receivable	(1,191,478)	(2,733,125)
Other receivables	1,726,103	—
Inventory	(2,222,152)	(7,943,417)
Prepaid expenses	(124,296)	(72,783)
Accounts payable	(2,330,093)	(2,191,528)
Accrued expenses	10,184,594	750,165
Accrued purchase commitment losses	(56,000)	(2,773,000)
Net cash provided by (used in) operating activities	8,363,902	(8,509,558)

Cash Flows from Investing Activities
Capital expenditures	(163,251)	(3,418,520)
Net cash (used in) investing activities	(163,251)	(3,418,520)

Cash Flows from Financing Activities
Dividends paid	(4,014,533)	—
Debt repayments	(5,829,501)	(8,233,207)
Net cash (used in) financing activities	(9,844,034)	(8,233,207)

Net (Decrease) in Cash and Equivalents	(1,643,383)	(20,161,285)
Cash and Equivalents - Beginning of Period	5,090,662	21,952,259
Cash and Equivalents - End of Period	$3,447,279	$1,790,974

Supplemental Disclosure of Cash Flow Information
Interest paid	$138,569	$232,890
Capital expenditures in accounts payable	$—	$16,987

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2016

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

Net Income Per Unit

Net income per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.

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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurements of Inventory" regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonable predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2016

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

As of:	March 31, 2016 (unaudited)				September 30, 2015
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	1,264	6,320,000	bushels	$(313,388)	638	3,190,000	bushels	$(67,787)
Corn options	2,100	10,500,000	bushels	$(562,500)	500	2,500,000	bushels	$(196,875)
Soybean oil futures	72	43,200	gal	$(75,162)	10	420,000	gal	$(14,700)
Ethanol futures	70	2,940,000	gal	$4,200	—	—	gal	$—
Total fair value				$(946,850)				$(279,362)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2016 and September 30, 2015:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2016 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$946,850
Total derivatives not designated as hedging instruments for accounting purposes	$—	$946,850

Balance Sheet - as of September 30, 2015	Asset	Liability
Commodity derivative instruments, at fair value	$—	$279,362
Total derivatives not designated as hedging instruments for accounting purposes	$—	$279,362

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2016

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended March 31, 2016 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2015 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(436,847)	$(1,700,123)
Ethanol derivative instruments	Revenue	(76,074)	(512,370)
Natural gas derivative instruments	Cost of Goods Sold	(36,240)	10,926
Total		$(549,161)	$(2,201,567)

3. INVENTORY
Inventory is valued at the lower of cost or market. Inventory values as of March 31, 2016 and September 30, 2015 were as follows:

As of	March 31, 2016 (unaudited)	September 30, 2015
Raw materials, including corn, chemicals and supplies	$10,364,805	$8,237,494
Work in process	857,971	862,327
Finished goods, including ethanol and distillers grains	1,272,808	649,524
Spare parts	1,997,284	1,942,977
Total inventory	$14,492,868	$11,692,322
Lower of cost or market adjustments for the three months ended March 31, 2016 and 2015 were as follows:

	For the three months ended March 31, 2016 (unaudited)	For the three months ended March 31, 2015 (unaudited)	For the six months ended March 31, 2016 (Unaudited)	For the six months ended March 31, 2015 (Unaudited)
Loss on firm purchase commitments	$—	$—	$—	$46,000
Loss on lower of cost or market adjustment for inventory on hand	—	304,439	583,392	304,439
Total loss on lower of cost or market adjustments	$—	$304,439	$583,392	$350,439

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2016, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $0 and $46,000 for the six months ended March 31, 2016 and 2015, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2016

4. BANK FINANCING

As of	March 31, 2016 (unaudited)	September 30, 2015
Long-term notes payable under loan agreement to bank	$—	$5,807,253
Capital lease obligations (Note 6)	9,426	31,674
Total Long-Term Debt	9,426	5,838,927
Less amounts due within one year	2,587	3,976,681
Total Long-Term Debt Less Amounts Due Within One Year	$6,839	$1,862,246

The Company's notes payable consisted of a term loan which was repaid in full in March 2016. As of March 31, 2016, the fixed interest rate on the term loan had been 4.96%.

The Company also has a $10,000,000 operating line-of-credit that matures on March 20, 2017. At March 31, 2016, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 2.69% for amounts drawn on the operating line of credit. Of the $10,000,000 revolving line-of-credit, the Company is not allowed to draw $999,500 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment.

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Scheduled debt maturities for the twelve months ending March 31	Totals

2016	$2,587
2017	2,600
2018	2,620
2019	1,619
Total	$9,426

As of March 31, 2016, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and September 30, 2015, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2016

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2016 (unaudited)	Fair Value as of March 31, 2016 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$946,850	$946,850	$946,850	$—	$—
Total	$946,850	$946,850	$946,850	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2015	Fair Value as of September 30, 2015	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$279,362	$279,362	$279,362	$—	$—
Total	$279,362	$279,362	$279,362	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at March 31, 2016 and September 30, 2015 approximated the carrying value of approximately $0.0 million and $5.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of March 31, 2016. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2020. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $148,000 and $119,000 for the three months ended March 31, 2016 and 2015, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	March 31, 2016 (unaudited)	September 30, 2015
Equipment	$483,488	$564,648
Less accumulated amortization	(87,841)	(111,604)
Net equipment under capital lease	$395,647	$453,044

At March 31, 2016, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2016

	Operating Leases	Capital Leases
2016	$380,263	$2,587
2017	323,500	2,600
2018	233,400	2,620
2019	216,600	1,619
2020	375,700	—
Total minimum lease commitments	$1,529,463	9,426
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$9,426

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2016, the Company had various fixed price contracts for the purchase of approximately 456,000 bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $1.6 million related to the 456,000 bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 3.7 million bushels of corn that have been delivered to the plant. The purchase price of these bushels will be set at the time of pricing the contracts at the July index price less basis. The estimated accrued payable for these bushels is $12.2 million. The deadline for pricing these 3.7 million bushels is June 30, 2016.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). During the Company's second quarter of 2016, the Company received a capital account refund from RPMG which is included in other income (expense) in the Company's Statement of Operations. Significant related party activity affecting the financial statements is as follows:

	March 31, 2016 (unaudited)	September 30, 2015
Balance Sheet
Accounts receivable	$3,401,423	$2,783,821
Accounts Payable	—	448
Accrued Expenses	2,700,713	402,284

	For the three months ended March 31, 2016 (unaudited)	For the three months ended March 31, 2015 (unaudited)
Statement of Operations
Revenues	$24,808,859	$16,494,415
Realized gain on corn hedge	—	—
Cost of goods sold	14,828	20,049
General and administrative	13,494	15,618
Other income/expense	583,739	1,190,501
Inventory Purchases	$5,557,806	$3,720,427

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2016

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2016, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016 (Unaudited)		Three Months Ended March 31, 2015 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$26,015,741	100.00	$16,991,326	100.00
Cost of Goods Sold	24,965,621	95.96	15,447,317	90.91
Gross Profit	1,050,120	4.04	1,544,009	9.09
General and Administrative Expenses	618,443	2.38	588,286	3.46
Operating Income	431,677	1.66	955,723	5.62
Other Income (Expense)	552,407	2.12	1,192,091	7.02
Net Income	$984,084	3.78	$2,147,814	12.64

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2016 and 2015.

	Three Months ended March 31, 2016 (unaudited)	Three Months ended March 31, 2015 (unaudited)
Production:
Ethanol sold (gallons)	15,799,868	10,568,594
Dried distillers grains sold (tons)	27,467	17,607
Modified distillers grains sold (tons)	26,697	20,568
Corn oil sold (pounds)	4,040,323	1,475,990
Revenues:
Ethanol average price per gallon (net of hedging)	$1.26	$1.31
Dried distillers grains average price per ton	124.16	109.30
Modified distillers grains average price per ton	61.99	44.28
Corn oil average price per pound	0.24	0.18
Primary Inputs:
Corn ground (bushels)	5,623,634	3,904,775
Natural gas (MMBtu)	421,162	210,523
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.22	$3.10
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.087	$0.110
Denaturant cost	0.026	0.035
Electricity cost	0.043	0.065
Direct labor cost	0.055	0.078

Revenue

Our revenue was significantly higher for the second quarter of our 2016 fiscal year compared to the same period of our 2015 fiscal year due to increased sales of our products partially offset by lower ethanol prices during the 2016 period. During the second quarter of our 2016 fiscal year, approximately 76.4% of our total revenue was derived from ethanol sales, approximately 19.5% was from distillers grains sales and approximately 3.7% was from corn oil sales. During the second quarter of our 2015 fiscal year, approximately 81.2% of our total revenue was derived from ethanol sales, approximately 16.7% was from distillers grains sales and approximately 1.6% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 3.8% less during the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year. Management attributes this decrease in the price we received for our ethanol during the second quarter of our 2016 fiscal year to lower gasoline prices and increased ethanol supply during the 2016 period. While management believes the recent reduction in the ethanol use requirements in the RFS has had an impact on ethanol prices, the primary drivers of the lower ethanol prices are lower gasoline prices and increased industry output. As a result of the lower gasoline prices, gasoline demand has increased which may increase demand for ethanol and could positively impact ethanol prices in the future, especially during the summer driving season when gasoline demand tends to increase. Management anticipates continued lower oil prices which management believes will continue to negatively impact ethanol prices. These lower ethanol prices may negatively impact our ability to profitably operate the ethanol plant. However, management believes that the lower ethanol prices may result in increased exports of ethanol which could positively impact ethanol demand and prices.

We sold more gallons of ethanol during the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year due to additional production capacity at the plant due to our natural gas conversion project. In addition, we had an unplanned plant shutdown during February 2015 which decreased the quantity of ethanol we produced during our second quarter of 2015. Management anticipates that our ethanol production and sales will be higher going forward due to the plant improvements we have made which have increased our total production capacity. We continue to work to maximize the additional production capacity of our ethanol plant.

From time to time we enter into forward sales contracts for our products. At March 31, 2016, we had approximately 2.9 million gallons of ethanol futures contracts. These ethanol futures contracts resulted in a loss of approximately $76,000 during the second quarter of our 2016 fiscal year which decreased our revenue. By comparison, our ethanol futures contracts resulted in a gain of approximately $149,000 for the second quarter of our 2015 fiscal year which increased our revenue.

Distillers Grains

The average price we received for our distillers grains during the second quarter of our 2016 fiscal year was higher compared to the second quarter of our 2015 fiscal year. Management attributes this increase in distillers grains prices with higher corn prices. Management anticipates distillers grains prices will be lower during the remaining quarters of our 2016 fiscal year as a result of the Chinese antidumping and countervailing duty investigation along with increased corn availability. Since distillers grains are a feed substitute for corn, the market price of distillers grains is typically impacted by changes in corn prices and availability.

We produced and sold more total tons of distillers grains during the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year due to increased total production during the second quarter of our 2016 fiscal year. Management anticipates that our distillers grains production will remain higher than in previous years due to our capital improvement projects provided operating margins remain positive.

Corn Oil

The total pounds of corn oil we sold was higher during the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year due to increased total production by the ethanol plant and increased efficiency in extracting corn oil during the 2016 period. Management anticipates that our corn oil production will continue to be higher during our 2016 fiscal year compared to our 2015 fiscal year. Corn oil prices were higher during the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year due primarily to increased corn oil demand from the biodiesel industry. Recently, the biodiesel blenders' tax credit was reinstated for 2016 which management believes has increased biodiesel production and resulted in increased corn oil demand. However, the tax credit is expected to expire again at the end of 2016 which could negatively impact corn oil prices in the future. However, for the remaining quarters of our 2016 fiscal year, management expects higher corn oil prices and demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Since we converted the ethanol plant from a coal fired plant to a natural gas based ethanol plant, our profitability will in part depend on natural gas prices instead of coal prices. Our cost of goods sold was higher for the second quarter of our 2016 fiscal year as compared to the second quarter of our 2015 fiscal year. The increase in our cost of goods sold for the second quarter of our 2016 fiscal year compared to the same period of 2015 was due primarily to increased total corn costs and energy costs due to increased total production at the ethanol plant.

Corn Costs

Our cost of goods sold related to corn was higher for the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year due to increased corn consumption and increased corn costs per bushel, before taking into account our hedge positions. For the the second quarter of our 2016 fiscal year, we used approximately 44.02% more bushels of corn compared to the second quarter of our 2015 fiscal year. In addition, the average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 3.87% greater for the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year. In addition, during the second quarter of our 2016 fiscal year, we had a realized loss of approximately $437,000 for our corn derivative instruments which increased our cost of goods sold. By comparison, for the second quarter of our 2015 fiscal year, we had a realized loss of approximately $1.7 million for our corn derivative instruments which increased our cost of goods sold. Management anticipates that we will continue to consume more corn in the future due to our natural gas conversion project which allows us to produce more of our products. Management anticipates that corn prices will remain relatively stable during our 2016 fiscal year due to ample corn supplies and relatively stable corn demand.

From time to time we enter into forward purchase and option contracts for our commodity purchases and sales. At March 31, 2016, we had forward corn purchase contracts and corn options for various delivery periods through December 2016 for a total commitment of approximately $876,000.

Energy Costs

During the second quarter of our 2015 fiscal year, our natural gas conversion project came online. As a result, during the second quarter of our 2016 fiscal year and most of the second quarter of our 2015 fiscal year we were relying on natural gas as the fuel source for our ethanol plant. Management believes the switch to natural gas will allow us to be more competitive in the ethanol industry and will allow us to increase our total production capacity. Management anticipates that due to our location near a major source of natural gas production, we will be able to purchase natural gas at very favorable prices and will have sufficient natural gas supplies to meet our plant's operational needs. We have all of the natural gas supply and distribution agreements we need in place to continue to operate the ethanol plant. Management anticipates that our natural gas costs will be higher during the winter months and relatively lower during the summer months due to seasonal supply and demand shifts. Our total energy costs were higher during the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year due to increased production at the ethanol plant. Our natural gas derivative positions resulted in a realized loss of approximately $36,000 during the second quarter of our 2016 fiscal year which increased our cost of goods sold. We had no gain or loss on natural gas derivative instruments during the second quarter of our 2015 fiscal year.

General and Administrative Expenses

Our general and administrative expenses were higher for the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year due to an increase in property taxes and IT support services.

Other Income/Expense

We had negative interest income during both the second quarter of our 2016 fiscal year and the second quarter of our 2015 fiscal year due to interest reversals on certain outstanding receivables we collected during each of these periods. We had less other income during the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year due to a lower capital account refund from RPMG, our marketer. In addition, we had less interest expense during the second quarter of our 2016 fiscal year compared to the second quarter of our 2015 fiscal year because we had less borrowings on our credit facilities.

Results of Operations for the Six Months Ended March 31, 2016 and 2015

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2016 and 2015:

	Six Months Ended March 31, 2016 (Unaudited)		Six Months Ended March 31, 2015 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$51,455,537	100.00	$46,604,177	100.00
Cost of Goods Sold	49,244,282	95.70	43,228,897	92.76
Gross Profit	2,211,255	4.30	3,375,280	7.24
General and Administrative Expenses	1,250,926	2.43	1,133,053	2.43
Operating Income	960,329	1.87	2,242,227	4.81
Other Income (Expense)	527,466	1.03	1,079,507	2.32
Net Income	$1,487,795	2.89	$3,321,734	7.13

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2016 and 2015.

	Six Months ended March 31, 2016 (unaudited)	Six Months ended March 31, 2015 (unaudited)
Production:
Ethanol sold (gallons)	30,441,071	24,258,675
Dried distillers grains sold (tons)	58,213	43,197
Modified distillers grains sold (tons)	49,901	39,759
Corn oil sold (pounds)	6,999,923	3,596,530
Revenues:
Ethanol average price per gallon (net of hedging)	$1.29	$1.61
Dried distillers grains average price per ton	122.79	109.34
Modified distillers grains average price per ton	61.46	45.24
Corn oil average price per pound	0.23	0.21
Primary Inputs:
Corn ground (bushels)	10,981,871	8,752,908
Natural gas (MMBtu)	844,735	234,432
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.39	$3.28
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.097	$0.113
Denaturant cost	0.030	0.040
Electricity cost	0.043	0.066
Direct labor cost	0.054	0.071

Revenue

Our revenue was greater for the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to increased production at the ethanol plant, partially offset by lower average ethanol prices during the 2016 period. During the six months ended March 31, 2016, approximately 76.4% of our total revenue was derived from ethanol sales, approximately 19.9% was from distillers grains sales and approximately 3.1% was from corn oil sales. During the six months ended March 31, 2015, approximately 83.8% of our total revenue was derived from ethanol sales, approximately 14.0% was from distillers grains sales and approximately 1.6% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 19.88% less during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year. Management attributes this decrease in the price we received for our ethanol during the six months ended March 31, 2016 to lower gasoline prices and an increase in industry output. We sold more gallons of ethanol during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to additional production capacity at the plant and less downtime during the 2016 period. During the six months ended March 31, 2016, we had a realized gain on our ethanol derivative instruments of approximately $1,300 which increased our revenue. During the six months ended March 31, 2015, we had a realized loss on our ethanol derivative instruments of approximately $1.5 million which decreased our revenue.

Distillers Grains

The average price we received for our distillers grains during the six months ended March 31, 2016 was higher compared to the same period of our 2015 fiscal year. Management attributes this increase in distillers grains prices with higher corn prices. We produced and sold more total tons of distillers grains during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to increased total production during the 2016 period.

Corn Oil

The total pounds of corn oil we sold was higher during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to increased total production by the ethanol plant and increased efficiency in extracting corn oil during the 2016 period. Market corn oil prices were higher during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due primarily to increased biodiesel production which has increased corn oil demand.

Cost of Goods Sold

Our cost of goods sold was lower for the six months ended March 31, 2016 as compared to the same period of our 2015 fiscal year. The decrease in our cost of goods sold for the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year was due primarily to lower total corn costs after taking into account our derivative instrument positions and lower energy costs due to the conversion to natural gas.

Corn Costs

Our cost of goods sold related to corn was greater for the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to increased corn consumption and higher market corn prices. We consumed approximately 25.47% more bushels of corn during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to our increased production. In addition, the average price we paid per bushel of corn, without taking into account derivative instrument gains or losses, increased by approximately 3.35% during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to changing market prices for corn.

Our corn derivative positions resulted in a realized gain of approximately $854,000 during the six months ended March 31, 2016 which decreased our cost of goods sold. By comparison, our corn derivative positions resulted in a loss of approximately $1.5 million during the six months ended March 31, 2015 which increased our cost of goods sold.

Energy Costs

Our total energy expense, including both coal and natural gas, was higher for the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to our increased production during the 2016 period. We have all of the natural gas supply and distribution agreements we need in place to continue to operate the ethanol plant. Management anticipates that our natural gas costs will be higher during the winter months and relatively lower during the summer months due to seasonal supply and demand shifts. Our natural gas derivative positions resulted in a loss of approximately $185,000 during the six months ended March 31, 2016 which increased our cost of goods sold. We had no gain or loss on natural gas derivative instruments during the six months ended March 31, 2015.

General and Administrative Expenses

Our general and administrative expenses were higher for the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to an increase in our allowance for doubtful accounts and public relations marketing program.

Other Income/Expense

We had more interest income during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to having more cash on hand during the 2016 period. We had less other income during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due to a lower capital account refund from RPMG, our marketer. In addition, we had less interest expense during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year because we had less borrowings on our credit facilities.

Changes in Financial Condition for the Six Months Ended March 31, 2016

Current Assets. We had less cash and equivalents at March 31, 2016 compared to September 30, 2015 primarily due to cash we used for our debt payments along with a distribution we paid to our members during our 2016 fiscal year. We had more restricted cash at March 31, 2016 compared to September 30, 2015 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had more accounts receivable at March 31, 2016 compared to September 30, 2015. We had less other receivables at March 31, 2016 compared to September 30, 2015 due to the receipt of payment for the insurance claim that was outstanding at September 30, 2015. We had more inventory on hand at March 31, 2016 compared to September 30, 2015 due primarily to having more corn inventory at March 31, 2016 which was valued at a higher price.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at March 31, 2016 compared to September 30, 2015 due to our regular depreciation of our assets. We did not have any material capital projects that we placed into service during our 2016 fiscal year.

Current Liabilities. Our accounts payable was lower at March 31, 2016 compared to September 30, 2015 due to having less corn payables at March 31, 2016. Our accrued expenses were significantly higher at March 31, 2016 compared to September 30, 2015 because we had more deferred corn payments owed to our corn suppliers at March 31, 2016 compared to September 30, 2015. We had significantly less current maturities of long-term debt because we repaid the balance of our loans with FNBO in March 2016.

Long-term Liabilities. Our long-term liabilities were lower at March 31, 2016 compared to September 30, 2015 because we repaid our loans with FNBO in March 2016.

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

The following table shows cash flows for the six months ended March 31, 2016 and 2015:

	2016 (unaudited)	2015 (unaudited)
Net cash provided by (used in) operating activities	$8,363,902	$(8,509,558)
Net cash (used in) investing activities	(163,251)	(3,418,520)
Net cash (used in) financing activities	(9,844,034)	(8,233,207)
Net (decrease) in cash	$(1,643,383)	$(20,161,285)
Cash and cash equivalents, end of period	$3,447,279	$1,790,974

Cash Flow from Operations

Our operations provided more cash during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year due primarily to an increase in our accrued expenses related to our corn purchases along with less cash used for our inventory and less accrued purchase commitment losses during the 2016 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the six months ended March 31, 2016 compared to the same period of our 2015 fiscal year because of fewer capital projects during the 2016 period. During the first six months of our 2015 fiscal year we were completing our natural gas conversion project which was a major capital project. During the 2016 period our primary capital project was a project to widen the road leading to the plant.

Cash Flow from Financing Activities

We used more cash for financing activities during the first six months of our 2016 fiscal year compared to the same period of our 2015 fiscal year due to a distribution we paid to our members during the 2016 period, partially offset by fewer debt payments during the 2016 period compared to the 2015 period.

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

Capital Expenditures

We had approximately $195,000 in construction in progress as of March 31, 2016 related to costs incurred for a project to widen the road into the plant. During the three months ended March 31, 2016, we placed in service approximately $22,000 in capital projects with the majority of these costs related to the purchase of new equipment for our maintenance department.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of March 31, 2016. This revolving line-of-credit matures on March 20, 2017. The variable interest rate on this line-of-credit is 2.25% over the one-month LIBOR with a rate of 2.69% as of March 31, 2016. Of the $10 million revolving line-of-credit, we are not allowed to draw $999,500 which we are reserving as a source of funds to support a guaranteed payment we agreed to related to our natural gas pipeline. While we do not expect that we will be required to make a direct payment for the natural gas pipeline, our agreement requires us to have funds available in the event we are required to make the guaranteed payment.

Long-Term Debt Sources

In March of 2015, we refinanced our outstanding debt with our senior lender. As of March 31, 2016, our long-term debt consisted of a term loan which we repaid in full in March 2016. The following table summarizes our long-term debt instrument with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	March 31, 2016 (Unaudited)	September 30, 2015	March 31, 2016 (Unaudited)	September 30, 2015	Quarterly Principal and Interest Payment Amounts	Notes
Term Note	$—	$5.8	4.96%	4.96%	$345,243	1, 2

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

Excess Cash Flow Payments

We are required to make a prepayment on our Term Loan within 120 days of the end of each of our fiscal years in an amount equal to 25% of our excess cash flow. Excess cash flow is defined in our loan agreement as our adjusted EBITDA earnings less scheduled payments which are due on our loans. Our adjusted EBITDA is calculated by reducing our EBITDA by approved capital expenditures and distributions we make during our fiscal year. We made an excess cash flow payment during the second quarter of our 2016 fiscal year of approximately $2.8 million which reduced the principal balance of our term note.

As of March 31, 2016, we were in compliance with our loan covenants.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of our 2015 fiscal year.

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

As of March 31, 2016, we had no fixed corn purchase contracts and we had corn futures contracts for approximately 16.8 million bushels of corn.  As of March 31, 2016 we had an unrealized loss of approximately $876,000 related to our corn futures contracts.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our expected corn usage will be between 18 million and 22 million bushels per calendar year for the production of approximately 50 million to 59 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of March 31, 2016, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	58,575,000	Gallons	10%	$(7,232,550)
Corn	21,300,000	Bushels	10%	$(1,408,000)
Natural gas	1,664,000	MMBtu	10%	$(266,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2016 and September 30, 2015, (ii) Statements of Operations for the three and six months ended March 31, 2016 and 2015, (iii) Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 13, 2016	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2016	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)