Form 10-Q
period 2016-06-30
RED TRAIL ENERGY, LLC
filed 2016-08-11
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2016	September 30, 2015
	(Unaudited)
Current Assets
Cash and equivalents	$3,100	$5,090,662
Restricted cash - margin account	6,607,996	2,179,011
Accounts receivable, primarily related party	2,834,560	2,228,150
Other receivables	—	1,790,770
Commodities derivative instruments, at fair value	618,871	—
Inventory	11,103,162	11,692,322
Prepaid expenses	83,265	70,481
Total current assets	21,250,954	23,051,396

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,127,372	4,127,372
Buildings	7,823,859	7,807,148
Plant and equipment	82,541,010	82,500,249
Construction in progress	501,221	89,453
	95,829,890	95,360,650
Less accumulated depreciation	47,818,550	44,420,567
Net property, plant and equipment	48,011,340	50,940,083

Other Assets
Debt issuance costs, net of amortization	14,316	27,879
Investment in RPMG	605,000	605,000
Patronage equity	2,911,114	2,902,908
Deposits	40,000	40,000
Total other assets	3,570,430	3,575,787

Total Assets	$72,832,724	$77,567,266

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2016	September 30, 2015
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$259,126	$—
Accounts payable	1,248,227	2,676,888
Accrued expenses	4,700,605	2,946,772
Commodities derivative instruments, at fair value (see note 2)	—	279,362
Accrued loss on firm purchase commitments (see note 7)	50,000	61,000
Current maturities of long-term debt	2,592	3,976,681
Total current liabilities	6,260,550	9,940,703

Long-Term Liabilities
Notes payable	6,189	1,862,246
Total long-term liabilities	6,189	1,862,246

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	66,565,985	65,764,317

Total Liabilities and Members’ Equity	$72,832,724	$77,567,266

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$26,789,485	$28,571,787	$78,245,021	$75,175,964

Cost of Goods Sold
Cost of goods sold	22,792,677	28,297,296	71,453,566	71,175,753
Lower of cost or market inventory adjustment	—	—	583,392	304,439
Loss on firm purchase commitments	50,000	—	50,000	46,000
Total Cost of Goods Sold	22,842,677	28,297,296	72,086,958	71,526,192

Gross Profit	3,946,808	274,491	6,158,063	3,649,772

General and Administrative Expenses	654,063	471,269	1,904,987	1,604,322

Operating Income (Loss)	3,292,745	(196,778)	4,253,076	2,045,450

Other Income (Expense)
Interest income	17,696	6,139	38,844	3,390
Other income	15,473	281,269	636,357	1,563,917
Interest expense	—	(78,643)	(114,567)	(279,036)
Total other income (expense), net	33,169	208,765	560,634	1,288,271

Net Income	$3,325,914	$11,987	$4,813,710	$3,333,721

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.08	$—	$0.12	$0.08

Diluted	$0.08	$—	$0.12	$0.08

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$4,813,710	$3,333,721
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,411,547	3,253,323
Change in fair value of derivative instruments	(898,234)	6,925,183
Lower of cost or market inventory adjustment	(583,392)	(304,439)
Loss on firm purchase commitments	50,000	497,000
Noncash patronage equity	(8,207)	(149,074)
Change in operating assets and liabilities:
Restricted cash	(4,428,984)	(2,807,371)
Accounts receivable	(606,410)	(3,523,554)
Other receivables	1,790,770	555,621
Inventory	1,122,552	(2,499,856)
Prepaid expenses	(12,784)	(17,327)
Accounts payable	(1,169,535)	(1,573,186)
Accrued expenses	1,753,833	(626,731)
Accrued purchase commitment losses	(11,000)	(2,773,000)
Net cash provided by operating activities	5,223,866	290,310

Cash Flows from Investing Activities
Capital expenditures	(469,240)	(3,577,678)
Net cash (used in) investing activities	(469,240)	(3,577,678)

Cash Flows from Financing Activities
Dividends paid	(4,012,042)	(8,034,723)
Debt repayments	(5,830,146)	(8,801,311)
Net cash (used in) financing activities	(9,842,188)	(16,836,034)

Net (Decrease) in Cash and Equivalents	(5,087,562)	(20,123,402)
Cash and Equivalents - Beginning of Period	5,090,662	21,952,259
Cash and Equivalents - End of Period	$3,100	$1,828,857

Supplemental Disclosure of Cash Flow Information
Interest paid	$138,570	$299,240

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2016

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2016

2. DERIVATIVE INSTRUMENTS

Commodity Contracts

As part of its hedging strategy, the Company may enter into ethanol, soybean, soybean oil, natural gas and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales, corn oil sales, and corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol derivative fair market value gains or losses are included in the results of operations and are classified as revenue and corn derivative changes in fair market value are included in cost of goods sold.

As of:	June 30, 2016 (unaudited)				September 30, 2015
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	394	1,970,000	bushels	$605,875	638	3,190,000	bushels	$(67,787)
Corn options	—	—	bushels	$—	500	2,500,000	bushels	$(196,875)
Soybean oil futures	21	12,600	gal	$12,996	10	420,000	gal	$(14,700)
Total fair value				$618,871				$(279,362)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2016 and September 30, 2015:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2016 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$618,871	$—
Total derivatives not designated as hedging instruments for accounting purposes	$618,871	$—

Balance Sheet - as of September 30, 2015	Asset	Liability
Commodity derivative instruments, at fair value	$—	$279,362
Total derivatives not designated as hedging instruments for accounting purposes	$—	$279,362

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2016

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended June 30, 2016 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2015 (unaudited)	Amount of gain(loss) recognized in income during the nine months ended June 30, 2016 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2015 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$4,491,692	$(1,654,828)	$4,841,356	$(2,740,031)
Ethanol derivative instruments	Revenue	(156,030)	(54,138)	(145,404)	(540,708)
Soybean oil derivative instruments	Revenue	93,240	(17,674)	12,966	(931,113)
Natural gas derivative instruments	Cost of Goods Sold	—	—	184,540	—
Total		$4,428,902	$(1,726,640)	$4,893,458	$(4,211,852)

3. INVENTORY
Inventory is valued at the lower of cost or market. Inventory values as of June 30, 2016 and September 30, 2015 were as follows:

As of	June 30, 2016 (unaudited)	September 30, 2015
Raw materials, including corn, chemicals and supplies	$7,352,289	$8,237,494
Work in process	901,951	862,327
Finished goods, including ethanol and distillers grains	888,852	649,524
Spare parts	1,960,070	1,942,977
Total inventory	$11,103,162	$11,692,322
Lower of cost or market adjustments for the three and nine months ended June 30, 2016 and 2015 were as follows:

	For the three months ended June 30, 2016 (unaudited)	For the three months ended June 30, 2015 (unaudited)	For the nine months ended June 30, 2016 (unaudited)	For the nine months ended June 30, 2015 (unaudited)
Loss on firm purchase commitments	$50,000	$—	$50,000	$46,000
Loss on lower of cost or market adjustment for inventory on hand	—	—	583,392	304,439
Total loss on lower of cost or market adjustments	$50,000	$—	$633,392	$350,439

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2016, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $50,000 and $46,000 for the nine months ended June 30, 2016 and 2015, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2016

4. BANK FINANCING

As of	June 30, 2016 (unaudited)	September 30, 2015
Long-term notes payable under loan agreement to bank	$—	$5,807,253
Capital lease obligations (Note 6)	8,781	31,674
Total Long-Term Debt	8,781	5,838,927
Less amounts due within one year	2,592	3,976,681
Total Long-Term Debt Less Amounts Due Within One Year	$6,189	$1,862,246

The Company's notes payable consisted of a term loan which was repaid in full in March 2016. As of June 30, 2016, the fixed interest rate on the term loan had been 4.96%.

The Company also has a $10,000,000 operating line-of-credit that matures on March 20, 2017. At June 30, 2016, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 2.71% for amounts drawn on the operating line of credit. Of the $10,000,000 revolving line-of-credit, the Company is not allowed to draw $999,500 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment.

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Scheduled debt maturities for the twelve months ending June 30	Totals

2016	$2,592
2017	2,612
2018	2,632
2019	945
Total	$8,781

As of June 30, 2016, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and September 30, 2015, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2016

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2016 (unaudited)	Fair Value as of June 30, 2016 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$618,871	$618,871	$618,871	$—	$—
Total	$618,871	$618,871	$618,871	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2015	Fair Value as of September 30, 2015	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$279,362	$279,362	$279,362	$—	$—
Total	$279,362	$279,362	$279,362	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at June 30, 2016 and September 30, 2015 approximated the carrying value of approximately $0.0 million and $5.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of June 30, 2016. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

6. LEASES

The Company leases equipment under operating and capital leases through January 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $139,000 and $123,000 for the three months ended June 30, 2016 and 2015, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	June 30, 2016 (unaudited)	September 30, 2015
Equipment	$483,488	$564,648
Less accumulated amortization	(93,206)	(111,604)
Net equipment under capital lease	$390,282	$453,044

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2016

At June 30, 2016, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

	Operating Leases	Capital Leases
2016	$405,640	$2,592
2017	344,840	2,612
2018	272,496	2,632
2019	191,400	945
2020	132,600	—
Thereafter	209,950	—
Total minimum lease commitments	$1,556,926	8,781
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$8,781

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2016, the Company had various fixed price contracts for the purchase of approximately 2.49 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $9.5 million related to the 2.49 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 41,800 bushels of corn that have been delivered to the plant. The purchase price of these bushels will be set at the time of pricing the contracts at the July index price less basis. The estimated accrued payable for these bushels is $145,500. The deadline for pricing these 41,800 bushels was June 30, 2016.

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

	June 30, 2016 (unaudited)	September 30, 2015
Balance Sheet
Accounts receivable	$2,598,728	$2,783,821
Accounts Payable	782,174	448
Accrued Expenses	—	402,284

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2016

	For the three months ended June 30, 2016 (unaudited)	For the three months ended June 30, 2015 (unaudited)	For the nine months ended June 30, 2016 (unaudited)	For the nine months ended June 30, 2015 (unaudited)
Statement of Operations
Revenues	$25,750,633	$27,980,965	$79,679,795	$73,556,604
Realized gain on corn hedge	—	—	—	925,400
Cost of goods sold	112,172	27,333	139,815	89,935
General and administrative	21,929	21,727	61,270	55,418
Other income/expense	583,739	—	1,167,478	1,190,501
Inventory Purchases	$6,639,058	$5,218,891	$16,163,517	$10,879,246

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016 which are lower than the statutory requirements in the RFS. In addition, on May 31, 2016, the EPA issued a proposed renewable volume obligation for 2017 of 14.8 billion gallons of conventional biofuels, still lower than the statutory requirement in the RFS. These reductions in the renewable volume obligations could have a significant negative impact on the Company's financial performance.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2016, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

On November 30, 2015, the EPA released its final renewable volume obligations for corn-based ethanol under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS required the use of 14.40 billion gallons of conventional biofuels in 2014 and 15 billion gallons in 2015 and 2016. Pursuant to the EPA regulation, the requirement for conventional biofuels in 2014 was 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in 2016. On May 31, 2016, the EPA issued a proposed renewable volume obligation for 2017 of 14.8 billion gallons of conventional biofuels, still lower than the statutory requirement in the RFS. The renewable volume obligations represent significant reductions in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand, and is expected to result in reduced operating margins in the future.

China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it is conducting an antidumping and countervailing duty investigation related to distillers grains imported from the United States. This investigation was commenced in November 2015 by Chinese distillers grain producers. This investigation will likely lead to a decrease in distillers grains exports to China in the short-term and may result in the imposition of tariffs by the Chinese in the long-term. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could result in excess distillers grains supplies in the United States and could negatively impact our ability to profitably operate the ethanol plant.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016 (Unaudited)		Three Months Ended June 30, 2015 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$26,789,485	100.00	$28,571,787	100.00
Cost of Goods Sold	22,842,677	85.27	28,297,296	99.04
Gross Profit	3,946,808	14.73	274,491	0.96
General and Administrative Expenses	654,063	2.44	471,269	1.65
Operating Income (Loss)	3,292,745	12.29	(196,778)	(0.69)
Other Income	33,169	0.12	208,765	0.73
Net Income	$3,325,914	12.41	$11,987	0.04

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2016 and 2015.

	Three Months ended June 30, 2016 (unaudited)	Three Months ended June 30, 2015 (unaudited)
Production:
Ethanol sold (gallons)	14,667,096	15,241,065
Dried distillers grains sold (tons)	30,047	31,089
Modified distillers grains sold (tons)	16,307	19,699
Corn oil sold (pounds)	3,540,560	2,489,000
Revenues:
Ethanol average price per gallon (net of hedging)	$1.45	$1.47
Dried distillers grains average price per ton	117.95	141.49
Modified distillers grains average price per ton	57.13	54.56
Corn oil average price per pound	0.26	0.24
Primary Inputs:
Corn ground (bushels)	5,156,648	5,472,975
Natural gas (MMBtu)	533,092	418,848
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.95	$3.64
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.080	$0.096
Denaturant cost	0.028	0.034
Electricity cost	0.045	0.030
Direct labor cost	0.062	0.052

Revenue

Our revenue was slightly lower for the third quarter of our 2016 fiscal year compared to the same period of our 2015 fiscal year due to a decrease in the quantity of ethanol and distillers grains we sold along with lower average ethanol and dried distillers grains prices during the 2016 period. These changes were partially offset by increased sales of corn oil along with an increase in the average price we received for our corn oil and modified distillers grains. During the third quarter of our 2016 fiscal year, approximately 79.5% of our total revenue was derived from ethanol sales, approximately 16.7% was from distillers grains sales and approximately 3.4% was from corn oil sales. During the third quarter of our 2015 fiscal year, approximately 78.4% of our total revenue was derived from ethanol sales, approximately 19.2% was from distillers grains sales and approximately 2.1% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 1.4% less during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year. Management attributes this decrease in the price we received for our ethanol during the third quarter of our 2016 fiscal year to lower gasoline and corn prices, both of which can impact market ethanol prices, along with increased market ethanol supply during the 2016 period. As a result of the lower gasoline prices, gasoline demand has increased which has increased demand for ethanol. This increase in ethanol demand has been met by increased production of ethanol in the United States. Management anticipates continued lower oil prices which management believes will continue to negatively impact ethanol prices. These lower ethanol prices may negatively impact our ability to profitably operate the ethanol plant. However, management believes that the lower ethanol prices may result in increased exports of ethanol which could positively impact ethanol demand. The United States ethanol industry is continuing to work to open export markets for ethanol which may positively impact domestic ethanol prices. However, these export markets are not as reliable as the domestic ethanol market.

We sold fewer gallons of ethanol during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year due to lower production because we moved our scheduled annual maintenance shutdown to the third quarter of our 2016 fiscal year versus the fourth quarter of our 2015 fiscal year. Management anticipates that our ethanol production and sales will be higher going forward due to the plant improvements we have made which have increased our total production capacity.

In addition, while we produced and sold fewer gallons of ethanol during the third quarter of our 2016 fiscal year, we increased the number of gallons of ethanol we produced per bushel of corn which positively impacted our profitability. We continue to work to maximize the additional production capacity of our ethanol plant and improve our ethanol production efficiency.

From time to time we enter into forward sales contracts for our products. At June 30, 2016, we had no open ethanol futures contracts. Ethanol futures contracts resulted in a loss of approximately $156,000 during the third quarter of our 2016 fiscal year which decreased our revenue. By comparison, our ethanol futures contracts resulted in a loss of approximately $54,000 for the third quarter of our 2015 fiscal year which decreased our revenue.

Distillers Grains

We sell the majority of our distillers grains in the dried form which is typically shipped outside of our local market. The average price we received for our dried distillers grains was lower during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year. Management attributes this decrease in dried distillers grains prices with lower export demand for distillers grains due to the Chinese antidumping and countervailing duty investigation, along with decreased corn prices which typically have an impact on the market price of distillers grains. The average price we received for our modified distillers grains was slightly higher during the third quarter of our 2016 fiscal year as compared to the third quarter of our 2015 fiscal year. Management attributes this increase in our modified distillers grains prices with increased local demand for distillers grains, partially offset by lower market corn prices. Management anticipates distillers grains prices will be lower during the remaining quarter of our 2016 fiscal year and into our 2017 fiscal year as a result of the Chinese antidumping and countervailing duty investigation along with increased corn availability. Weather conditions have been favorable which many believe will lead to a large corn crop in the fall of 2016. If corn prices are lower during our 2017 fiscal year, we anticipate it will negatively impact the price we receive for our distillers grains.

We produced and sold fewer total tons of distillers grains during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year due to decreased overall production at the ethanol plant and increased corn oil production during the third quarter of our 2016 fiscal year. Distillers grains are a co-product of the ethanol production process, so if we produce less ethanol we anticipate producing fewer tons of distillers grains. In addition, we increased the number of gallons of ethanol we produced per bushel of corn which results in fewer tons of distillers grains being produced. Finally, as we increase the amount of corn oil we remove from our distillers grains, the total tons of distillers grains we have to sell is reduced. Management anticipates relatively stable distillers grains production going forward due to anticipated increases in our ethanol conversion efficiency and increased production of corn oil, partially offset by anticipated increased ethanol production due to our plant improvement projects.

Corn Oil

The total pounds of corn oil we sold was higher during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year due to increased efficiency in extracting corn oil during the 2016 period, partially offset by decreased total production during the 2016 period. Management anticipates that our corn oil production will continue to be higher during our 2016 fiscal year compared to our 2015 fiscal year due to increased corn oil extraction efficiency. Corn oil prices were higher during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year due primarily to increased corn oil demand from the biodiesel industry. The biodiesel blenders' tax credit was reinstated for 2016 which management believes has increased biodiesel production and resulted in increased corn oil demand. However, the tax credit is expected to expire again at the end of 2016 which could negatively impact corn oil prices in the future. For the remaining quarter of our 2016 fiscal year and the first quarter of our 2017 fiscal year, management expects higher corn oil prices and demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Since we converted the ethanol plant from a coal fired plant to a natural gas based ethanol plant, our profitability will in part depend on natural gas prices instead of coal prices. Our cost of goods sold was lower for the third quarter of our 2016 fiscal year as compared to the third quarter of our 2015 fiscal year due primarily to reduced corn consumption and increased conversion efficiency due to decreased total production at the ethanol plant. The decrease in our cost of goods sold was greater than the decrease in revenue we experienced due to our reduced production, which led to favorable operating margins and profitability during the 2016 period.

Corn Costs

Our cost of goods sold related to corn was less for the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year due to decreased corn consumption partially offset by increased corn costs per bushel, before taking into account our hedge positions. For the the third quarter of our 2016 fiscal year, we used approximately 5.8% fewer bushels of corn compared to the third quarter of our 2015 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 8.0% greater for the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year. In addition, during the third quarter of our 2016 fiscal year, we had a realized gain of approximately $4.49 million for our corn derivative instruments which decreased our cost of goods sold. By comparison, for the third quarter of our 2015 fiscal year, we had a realized loss of approximately $1.7 million for our corn derivative instruments which increased our cost of goods sold. Management anticipates that we will consume more corn in the future due to our natural gas conversion project which allows us to produce more of our products. Management anticipates that corn prices will remain relatively stable during our 2016 fiscal year and into our 2017 fiscal year due to ample corn supplies and relatively stable corn demand. Weather conditions have been favorable during the summer of 2016 which management believes will lead to a large corn crop for 2016. The anticipated large corn crop will likely result in increased corn supplies which management believes will keep corn prices low.

From time to time we enter into forward purchase and option contracts for our commodity purchases and sales. At June 30, 2016, we had forward corn purchase contracts and corn options for various delivery periods through December 2016 for a total commitment of approximately $9.5 million.

Energy Costs

During the second quarter of our 2015 fiscal year, our natural gas conversion project came online. As a result, during both the third quarter of our 2016 fiscal year and the third quarter of our 2015 fiscal year we were relying on natural gas as the fuel source for our ethanol plant. Management believes the switch to natural gas allows us to be more competitive in the ethanol industry and allows us to increase our total production capacity. Management anticipates that due to our location near a major source of natural gas production, we will be able to purchase natural gas at very favorable prices and will have sufficient natural gas supplies to meet our plant's operational needs. We have all of the natural gas supply and distribution agreements we need in place to continue to operate the ethanol plant. Management anticipates that our natural gas costs will be higher during the winter months and relatively lower during the summer months due to seasonal supply and demand shifts. Our total energy costs were less during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year due to decreased natural gas costs per mmBtu, partially offset by increased natural gas consumption during the 2016 period. Our natural gas derivative positions resulted in no gain or loss during the third quarter of our 2016 fiscal year. We had no gain or loss on our natural gas derivative instruments during the third quarter of our 2015 fiscal year.

General and Administrative Expenses

Our general and administrative expenses were higher for the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year due to an increase in property taxes and consulting services.

Other Income/Expense

We had more interest income during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year due to having more customers with higher outstanding accounts receivable balances during our 2016 fiscal year. We had less other income during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year due to a lower capital account refund from RPMG, our marketer. In addition, we had less interest expense during the third quarter of our 2016 fiscal year compared to the third quarter of our 2015 fiscal year because we had less borrowings on our credit facilities.

Results of Operations for the Nine Months Ended June 30, 2016 and 2015

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30, 2016 (Unaudited)		Nine Months Ended June 30, 2015 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$78,245,021	100.00	$75,175,964	100.00
Cost of Goods Sold	72,086,958	92.13	71,526,192	95.15
Gross Profit	6,158,063	7.87	3,649,772	4.85
General and Administrative Expenses	1,904,987	2.43	1,604,322	2.13
Operating Income	4,253,076	5.44	2,045,450	2.72
Other Income	560,634	0.72	1,288,271	1.71
Net Income	$4,813,710	6.15	$3,333,721	4.43

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2016 and 2015.

	Nine Months ended June 30, 2016 (unaudited)	Nine Months ended June 30, 2015 (unaudited)
Production:
Ethanol sold (gallons)	45,108,167	39,499,740
Dried distillers grains sold (tons)	88,260	74,286
Modified distillers grains sold (tons)	66,208	59,458
Corn oil sold (pounds)	10,540,483	6,085,530
Revenues:
Ethanol average price per gallon (net of hedging)	$1.34	$1.56
Dried distillers grains average price per ton	121.14	122.80
Modified distillers grains average price per ton	60.40	48.33
Corn oil average price per pound	0.24	0.22
Primary Inputs:
Corn ground (bushels)	16,138,519	14,225,883
Natural gas (MMBtu)	1,230,882	653,280
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.57	$3.42
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.091	$0.107
Denaturant cost	0.029	0.038
Electricity cost	0.044	0.052
Direct labor cost	0.060	0.064

Revenue

Our revenue was greater for the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year primarily due to increased production at the ethanol plant, partially offset by lower average ethanol prices during the 2016 period. During the nine months ended June 30, 2016, approximately 77.5% of our total revenue was derived from ethanol sales, approximately 18.8% was from distillers grains sales and approximately 3.2% was from corn oil sales. During the nine months ended June 30, 2015, approximately 81.8% of our total revenue was derived from ethanol sales, approximately 16.0% was from distillers grains sales and approximately 1.8% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 14.1% less during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year. Management attributes this decrease in the price we received for our ethanol during the nine months ended June 30, 2016 to lower gasoline prices and an increase in industry output. We sold more gallons of ethanol during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to additional production capacity at the plant and less downtime during the 2016 period. During the nine months ended June 30, 2016, we had a realized loss on our ethanol derivative instruments of approximately $145,000 which decreased our revenue. During the nine months ended June 30, 2015, we had a realized loss on our ethanol derivative instruments of approximately $541,000 which decreased our revenue.

Distillers Grains

The average price we received for our dried distillers grains was less during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to decreased export demand for distillers grains. The average price we received for our modified distillers grains was greater during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to increased local demand for distillers grains which are primarily sold as modified distillers grains. In addition, local higher corn prices positively impacted the price we received for our modified distillers grains. We produced and sold more total tons of distillers grains during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to increased total production during the 2016 period.

Corn Oil

The total pounds of corn oil we sold was higher during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to increased total production by the ethanol plant and increased efficiency in extracting corn oil during the 2016 period. Market corn oil prices were higher during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due primarily to increased biodiesel production which has increased corn oil demand.

Cost of Goods Sold

Our cost of goods sold was greater for the nine months ended June 30, 2016 as compared to the same period of our 2015 fiscal year primarily due to increased corn costs per bushel and increased corn consumption along with a lower of cost or market corn inventory adjustment. Partially offsetting this shift was a significant realized gain on our corn derivative instruments for the nine months ended June 30, 2016 which decreased our cost of goods sold.

Corn Costs

Our cost of goods sold related to corn was greater for the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to increased corn consumption and higher market corn prices. We consumed approximately 13.4% more bushels of corn during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to our increased production. In addition, the average price we paid per bushel of corn, without taking into account derivative instrument gains or losses, increased by approximately 4.4% during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to changing market prices for corn.

Our corn derivative positions resulted in a realized gain of approximately $4.8 million during the nine months ended June 30, 2016 which decreased our cost of goods sold. By comparison, our corn derivative positions resulted in a loss of approximately $2.7 million during the nine months ended June 30, 2015 which increased our cost of goods sold.

Energy Costs

Our total energy expense was greater for the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to our increased production during the 2016 period. We have all of the natural gas supply and distribution agreements we need in place to continue to operate the ethanol plant. Management anticipates that our natural gas costs will be higher during the winter months and relatively lower during the summer months due to seasonal supply and demand shifts. Our natural gas derivative positions resulted in a loss of approximately $185,000 during the nine months ended June 30, 2016 which increased our cost of goods sold. We had no gain or loss on natural gas derivative instruments during the nine months ended June 30, 2015.

General and Administrative Expenses

Our general and administrative expenses were higher for the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to an increase in consulting services required and our allowance for doubtful accounts.

Other Income/Expense

We had more interest income during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to having more cash on hand during the 2016 period. We had less other income during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due to a lower capital account refund from RPMG, our marketer. In addition, we had less interest expense during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year because we had less borrowings on our credit facilities.

Changes in Financial Condition for the Nine Months Ended June 30, 2016

Current Assets. We had less cash and equivalents at June 30, 2016 compared to September 30, 2015 primarily due to cash we used for our debt payments along with a distribution we paid to our members during our 2016 fiscal year. We had more restricted cash at June 30, 2016 compared to September 30, 2015 related to cash we deposit in our margin account for our hedging transactions. Our derivative instruments were valued at approximately $619,000 at June 30, 2016 due to unrealized gains on our derivative positions. Our derivative instruments were valued at a loss as of September 30, 2015 and were included as a current liability at that time. Due to the timing of payments from our marketers, we had more accounts receivable at June 30, 2016 compared to September 30, 2015. We had less other receivables at June 30, 2016 compared to September 30, 2015 due to the receipt of payment for the insurance claim that was outstanding at September 30, 2015. We had less inventory on hand at June 30, 2016 compared to September 30, 2015 due primarily to having less corn inventory at June 30, 2016.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at June 30, 2016 compared to September 30, 2015 due to our regular depreciation of our assets. We did not have any material capital projects that we placed into service during our 2016 fiscal year.

Current Liabilities. Our accounts payable was lower at June 30, 2016 compared to September 30, 2015 due to having less corn payables at June 30, 2016. Our accrued expenses were significantly higher at June 30, 2016 compared to September 30, 2015 because we had more deferred corn payments owed to our corn suppliers at June 30, 2016 compared to September 30, 2015. We had significantly less current maturities of long-term debt at June 30, 2016 because we repaid the balance of our loans with FNBO in March 2016.

Long-term Liabilities. Our long-term liabilities were lower at June 30, 2016 compared to September 30, 2015 because we repaid our loans with FNBO in March 2016.

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

The following table shows cash flows for the nine months ended June 30, 2016 and 2015:

	2016 (unaudited)	2015 (unaudited)
Net cash provided by operating activities	$5,223,866	$290,310
Net cash (used in) investing activities	(469,240)	(3,577,678)
Net cash (used in) financing activities	(9,842,188)	(16,836,034)
Net (decrease) in cash	$(5,087,562)	$(20,123,402)
Cash and cash equivalents, end of period	$3,100	$1,828,857

Cash Flow from Operations

Our operations provided more cash during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year due primarily to increased net income and an increase in our accrued expenses related to our corn purchases along with less cash used for our inventory and less accrued purchase commitment losses during the 2016 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the nine months ended June 30, 2016 compared to the same period of our 2015 fiscal year because of fewer capital projects during the 2016 period. During the first nine months of our 2015 fiscal year we were completing our natural gas conversion project which was a major capital project. During the 2016 period, our primary capital project was a project to widen the road leading to the plant.

Cash Flow from Financing Activities

We used less cash for financing activities during the first nine months of our 2016 fiscal year compared to the same period of our 2015 fiscal year due to less cash being used for distributions and debt repayments during the 2016 period.

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

Capital Expenditures

We had approximately $501,000 in construction in progress as of June 30, 2016 related to costs incurred for projects to widen the road into the plant, replace the RTO fan, and upgrade the beer mash exchangers. During the nine months ended June 30, 2016, we placed in service approximately $57,000 in capital projects with the majority of these costs related to the purchase of new equipment for our maintenance department.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of June 30, 2016. This revolving line-of-credit matures on March 20, 2017. The variable interest rate on this line-of-credit is 2.25% over the one-month LIBOR with a rate of 2.71% as of June 30, 2016. Of the $10 million revolving line-of-credit, we are not allowed to draw $999,500 which we are reserving as a source of funds to support a guaranteed payment we agreed to related to our natural gas pipeline. While we do not expect that we will be required to make a direct payment for the natural gas pipeline, our agreement requires us to have funds available in the event we are required to make the guaranteed payment.

Long-Term Debt Sources

In March of 2015, we refinanced our outstanding debt with our senior lender. As of June 30, 2016, our long-term debt consisted of a term loan which we repaid in full in March 2016. The following table summarizes our long-term debt instrument with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	June 30, 2016 (Unaudited)	September 30, 2015	June 30, 2016 (Unaudited)	September 30, 2015	Quarterly Principal and Interest Payment Amounts	Notes
Term Note	$—	$5.8	4.96%	4.96%	$345,243	1, 2

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

As of June 30, 2016, we were in compliance with our loan covenants.

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

Commodity Price Risk

We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process and the sale of ethanol.

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

As of June 30, 2016, we had no fixed corn purchase contracts and we had corn futures contracts for approximately 1.97 million bushels of corn.  As of June 30, 2016 we had an unrealized gain of approximately $606,000 related to our corn futures contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2016, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	58,575,000	Gallons	10%	$(8,786,250)
Corn	21,300,000	Bushels	10%	$(6,062,000)
Natural gas	1,664,000	MMBtu	10%	$(316,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2016 and September 30, 2015, (ii) Statements of Operations for the three and nine months ended June 30, 2016 and 2015, (iii) Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 11, 2016	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2016	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)