Form 10-K
period 2016-09-30
RED TRAIL ENERGY, LLC
filed 2016-12-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2016

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2016 was $33,734,203.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 15, 2016, there were 42,148,160 Class A Membership Units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	The reduction or elimination of the renewable fuels use requirement in the Federal Renewable Fuels Standard (RFS);

•	The Chinese anti-dumping duty and its impact on world distillers grains markets;

•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;

•	An unfavorable spread between the market price of our products and our feedstock costs;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of our raw materials, particularly corn and natural gas;

•	Changes in or lack of availability of credit;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

◦
national, state or local energy policy - examples include legislation already passed such as the California low-carbon fuel standard as well as potential legislation in the form of carbon cap and trade;

◦	legislation mandating the use of ethanol or other oxygenate additives; or

◦	environmental laws and regulations that apply to our plant operations and their enforcement.

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuels and alternative fuel additives.

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

On October 10, 2016, we satisfied the contingencies set forth in a Real Estate Sales Agreement (the "Real Estate Sales Agreement") between the Company and Bismarck Land Company, LLC. As a result of the satisfaction of the contingencies in the Real Estate Sales Agreement, we closed on the purchase of approximately 338 acres of land that we will use for an expansion of the Company's rail yard. In exchange for the purchased real estate, we agreed to issue to Bismarck Land Company, LLC two million of our membership units. We also agreed to a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC that became effective with the closing of the real estate purchase. The Profit and Cost Sharing Agreement provides that we will share 70% of the net revenue generated by us from business activities conducted on the purchased real estate which are brought to the Company by Bismarck Land Company, LLC. This obligation will terminate ten years after the real estate closing or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, we will pay Bismarck Land Company, LLC 70% of any net proceeds received by us from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation.

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

Product	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Ethanol	78%	81%	81%
Distillers Grains	19%	17%	17%
Corn Oil	3%	2%	2%

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

Principal Product Markets

We market nearly all of our products through a professional third party marketer, RPMG, Inc. ("RPMG"). The only products we sell which are not marketed by RPMG are certain MDGS which we market internally to local customers. RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We are a part owner of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer.  Except for the MDGS we market locally, RPMG decides where our products are marketed and sold. Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. Currently, the United States exports a significant amount of distillers grains to China, Mexico, South Korea, Vietnam and Canada. In addition, the United States exports ethanol primarily to Canada, Brazil, India, China and the Philippines.

We expect our product marketer to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

Our ethanol plant is located near Richardton, North Dakota in Stark County, in the western half of North Dakota. We selected the Richardton site because of its proximity to existing coal supplies, the initial fuel source for our ethanol plant, and accessibility to road and rail transportation. Our plant is served by the Burlington Northern and Santa Fe Railway Company.

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

New Products and Services

We did not introduce any new products or services during our 2016 fiscal year.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 21.8 million bushels of corn during our 2016 fiscal year, or approximately 60,000 bushels per day, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During our 2016 fiscal year, we were able to secure sufficient corn to operate the plant and do not anticipate any problems securing enough corn during 2017. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. During our 2016 fiscal year, the average price we paid per bushel of corn increased due to higher Chicago Board of Trade (CBOT) corn prices and bid prices during the months we were pricing the basis contracts with June 30, 2016 pricing deadlines, despite recent record corn crops harvested in the fall of 2014 and 2015 and favorable growing conditions during 2016. As a result of these large corn crops, we have not had difficulty securing the corn we require for our operations. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problem during our 2017 fiscal year.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

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

Natural Gas

Following our natural gas conversion project which was completed during the second quarter of our 2015 fiscal year, we use natural gas as the fuel source to power our ethanol plant. We are using natural gas to produce process steam and to dry our distillers grain products. Due to our close proximity to the Bakken oil field which produces a significant amount of natural gas, we anticipate that natural gas prices in our area will remain lower and the cost to transport the natural gas to our ethanol plant will be low. We entered into a natural gas supply agreement with Rainbow Gas Company which provides a supply of natural gas to the ethanol plant. We do not anticipate any difficulty securing the natural gas we require to operate the ethanol plant.

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

Electricity

The production of ethanol uses significant amounts of electricity. We entered into a contract with Roughrider Electric Cooperative to provide our needed electrical energy.   This contract was renewed in August 2016. This contract automatically renews unless either party gives notice of its intent not to renew the agreement.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year.  We anticipate receiving adequate water supplies during our 2017 fiscal year.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build the plant.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. Our primary sources of working capital are cash from our operations as well as our revolving line-of-credit with First National Bank of Omaha (FNBO). Management anticipates that we will have sufficient working capital to operate at capacity during our 2017 fiscal year without seeking additional sources of equity or debt financing. However, if we experience unfavorable operating conditions during our 2017 fiscal year, it is possible we may need to secure additional sources of working capital.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of December 1, 2016, the Renewable Fuels Association estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.8 billion gallons of ethanol annually. The RFA also estimates that approximately 2% of the ethanol production capacity in the United States is currently idled. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, LP, Green Plains Renewable Energy, Pacific Ethanol, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 47% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS

Producers of Approximately 500
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,716	—	11%
POET Biorefining	1,629	—	10%
Valero Renewable Fuels	1,210	—	8%
Green Plains Renewable Energy	1,461	—	9%
Flint Hills Resources	820	—	5%
Pacific Ethanol	553	—	4%
TOTAL	7,389	—	47%
Updated: December 1, 2016

Ethanol Competition

Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, we have experienced increased competition from oil companies who have purchased ethanol production facilities, including Valero Renewable Fuels and Flint Hills Resources, which are subsidiaries of larger energy companies. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. The drought that occurred during 2012 and 2013 led to some areas of the United States with very poor corn crops and other areas with plentiful corn crops. Ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized decreased corn production and supplies.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. A handful of companies have begun construction or completed commercial scale cellulosic ethanol plants. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn-based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. However, in the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

Distillers Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distillers grains. Distillers grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, we believe that distillers grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distillers grains which management believes has positively impacted demand and prices for distillers grains in the United States. In the event these distillers grains exports decrease, it could lead to an oversupply of distillers grains in the United States which could result in increased competition among ethanol producers for sales of distillers grains and could negatively impact distillers grains prices in the United States.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices.

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

The RFS statutory Renewable Volume Obligation (RVO) for corn-based ethanol is 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. On November 30, 2015, the EPA released its final RVO for corn-based ethanol for 2014 through 2016. The final RVO reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final RVO release, the RFS requirement for corn-based ethanol was 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. On May 18, 2016, the EPA released a proposed rule to set the RVO for 2017. The EPA proposed to set the total RVO at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. A public hearing on the proposed rule was held in June and the public comment expired on July 11, 2016. The final rule was issued in November 2016 and set the total RVO at 19.3 billion gallons of which 15.2 billion gallons could be met by corn-based ethanol.

The ethanol industry believes that this significant departure from the statutory requirements for the RFS is not supported by the law and will have a significant negative impact on the ethanol industry. Management anticipates that there will be legal challenges to the EPA's final RVO release.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations are called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn-based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane which could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 140 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2016 fiscal year, we incurred costs and expenses of approximately $43,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal will reduce our environmental compliance costs.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe which resulted in the imposition of a tariff on the imported ethanol. This tariff has in the past and may continue to result in decreased exports of ethanol to Europe thereby negatively impacting the market price of ethanol in the United States.

Employees

As of December 15, 2016, we had 46 full-time employees. We anticipate that we will have approximately 47 full-time employees during the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for our 2016, 2015 and 2014 fiscal years were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where our products are marketed and we have limited control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

A decrease in the spread between the price we receive for our products and our raw material costs will negatively impact our profitability. Practically all of our revenue is derived from the sale of our ethanol, distillers grains and corn oil. Our primary raw material costs are corn costs and energy costs. Our profitability depends on a positive spread between the market price of the ethanol, distillers grains and corn oil we produce and the raw material costs related to these products. While ethanol, distillers grains and corn oil prices typically change in relation to corn prices, this correlation may not always exist. In the event the prices for our products decrease at a time when our raw material costs are increasing, we may not be able to profitably operate the plant. In the event the spread between the price we receive for our products and the raw material costs associated with producing those products is negative for an extended period of time, we may not be able to maintain liquidity and we may fail which could negatively impact the value of our units.

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2017 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

Decreasing gasoline prices could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices remain lower for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

Our business is not diversified which could negatively impact our ability to operate profitably. Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains and corn oil. If economic or political factors adversely affect the market for ethanol, distillers grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2016. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2017. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

Risks Related to the Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States has recently benefited from additional exports of ethanol which may not continue to occur during our 2017 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2017 fiscal year, especially since the corn-based ethanol use requirement in the RFS was reduced by the EPA in November 2015 compared to the statutory requirements for 2014, 2015 and 2016. If we experience excess ethanol supply, either due to increased ethanol production, lower ethanol demand or lower overall gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Distillers grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33.8% and on September 30, 2016 an anti-subsidy duty of approximately 10% in response to this investigation. Both during the investigation and after the announcement of the duty, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles.  Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 140 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is 14.0 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry has reached and surpassed this blend wall.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol are a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15.  Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

If exports of ethanol are reduced, including as a result of the European Union tariff on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2016 fiscal year with ethanol exports which increased market ethanol demand. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe due to current low ethanol prices, if ethanol prices increase, these exports to the European Union may cease as a result of the tariff. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, Pacific Ethanol, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which could lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

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

Risks Related to Regulation and Governmental Action

The 2014, 2015 and 2016 EPA renewable volume obligations for corn-based ethanol were lower than the RFS requirements which could decrease ethanol demand. On November 30, 2015, the EPA released its final renewable volume obligations under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, were significantly lower than the statutory standard set in the RFS. The RFS requires the use of 14.40 billion gallons of conventional biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA regulation, the requirement for conventional biofuels in 2014 is 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in 2016. These renewable volume obligations represent significant reductions in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand and is expected to result in reduced operating margins. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. There have also been proposals in Congress to reduce or eliminate the RFS. If the EPA further reduces the RFS requirements for corn-based ethanol such as the ethanol we produce or if the RFS were to be otherwise reduced or eliminated by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn-based ethanol to California, it could significantly reduce demand for the ethanol we produce which could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

ITEM 2. PROPERTIES

Our ethanol plant is located just east of the city limits of Richardton, North Dakota, and just north and east of the entrance/exit ramps to Interstate I-94. The plant complex is situated inside a footprint of approximately 25 acres of land which is part of an approximately 135 acre parcel.  We acquired ownership of the land in 2004 and 2005. Included in the immediate campus area of the plant are perimeter roads, buildings, tanks and equipment. An administrative building and parking area are located approximately 400 feet from the plant complex.  During 2008 we purchased an additional 10 acre parcel of land that is adjacent to our current property.  Our coal unloading facility and storage site was built on this property. During our 2012 fiscal year, we purchased an additional approximately 110 acres of land that is adjacent to our current property. Recently, we purchased approximately 338 acres of land which we will use as part of our rail yard allowing us to ship larger trains.

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

As of December 15, 2016, there were 928 holders of record of our Class A units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2015 1st	$1.30	$1.45	$1.41	288,500
2015 2nd	$1.28	$1.30	$1.29	84,900
2015 3rd	$—	$—	$—	—
2015 4th	$—	$—	$—	—
2016 1st	$0.95	$1.00	$0.99	130,000
2016 2nd	$1.05	$1.10	$1.07	24,000
2016 3rd	$—	$—	$—	—
2016 4th	$1.05	$1.21	$1.16	360,000

DISTRIBUTIONS

We made a $0.35 per unit distribution for a total distribution of $14,056,948 during our 2015 fiscal year and made a distribution of $0.10 per unit during our 2016 fiscal year for a total distribution of $4,014,895. Distributions are payable at the discretion of our board, subject to the provisions of the North Dakota Limited Liability Company Act and our Member Control Agreement. Distributions to our unit holders are also subject to certain loan covenants and restrictions that require us to make additional loan payments based on excess cash flow. These loan covenants and restrictions are described in greater detail under "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." A unit holder's distribution is determined based on their pro-rata ownership interest in the Company, by dividing the number of units owned by such unit holder by the total number of units outstanding.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since September 30, 2011, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on September 30, 2011. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Red Trail Energy, LLC, the NASDAQ Composite Index, and SIC 2869

$250
$200
$150
$100
$50
$0
9/11
9/12
9/13
9/14
9/15
9/16
Red Trail Energy, LLC
NASDAQ Composite
SIC 2869

*$100 invested on 9/30/11 in stock or index, including reinvestment of dividends.
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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of September 30, 2014, 2013 and 2012 and the selected income statement data and other financial data for the period ended September 30, 2013 and 2012 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2016 and 2015 and the selected statement of operations data and other financial data for the fiscal years ended September 30, 2016, 2015 and 2014 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	Years Ended
Statement of Operations Data:	September 30, 2016	September 30, 2015	September 30, 2014	September 30, 2013	September 30, 2012
Revenues	$105,159,602	$100,795,412	$139,122,644	$154,790,603	$131,458,769

Cost of Goods Sold	97,414,865	91,984,165	106,047,180	151,588,287	136,013,928

Gross Profit (Loss)	7,744,737	8,811,247	33,075,464	3,202,316	(4,555,159)

General and Administrative	2,399,733	2,471,783	2,200,809	2,145,733	2,224,351

Operating Income (Loss)	5,345,004	6,339,464	30,874,655	1,056,583	(6,779,510)

Other Income (Expense)	558,757	2,227,797	(284,321)	(422,420)	2,081,535

Net Income (Loss)	$5,903,761	$8,567,261	$30,590,334	$634,163	$(4,697,975)

Weighted Average Units Outstanding - Basic	40,148,160	40,148,160	40,148,160	40,151,941	40,204,971

Weighted Average Units Outstanding - Diluted	40,148,160	40,148,160	40,148,160	40,153,201	40,217,471

Net Income (Loss) Per Unit - Basic and Diluted	$0.15	$0.21	$0.76	$0.02	$(0.12)

Balance Sheet Data:	September 30, 2016	September 30, 2015	September 30, 2014	September 30, 2013	September 30, 2012
Current Assets	$24,681,404	$23,051,396	$40,622,512	$16,511,489	$17,716,814

Net Property and Equipment	47,224,703	50,940,083	51,479,515	52,193,186	55,372,225

Total Assets	75,601,206	77,567,266	95,658,429	71,740,861	75,748,166

Current Liabilities	7,932,689	9,940,702	18,756,713	10,958,459	12,184,043

Long-Term Liabilities	5,538	1,862,246	5,647,712	18,111,281	21,527,164

Members' Equity	67,662,979	65,764,317	71,254,004	42,671,121	42,036,959

Book Value Per Unit	$1.69	$1.64	$1.77	$1.06	$1.05

Dividends Declared Per Unit	$0.10	$0.35	$0.05	$—	$—
* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Year Ended September 30, 2016 and 2015

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2016 and 2015:

	Year Ended September 30, 2016		Year Ended September 30, 2015
Statement of Operations Data	Amount	%	Amount	%
Revenues	$105,159,602	100.00	$100,795,412	100.00
Cost of Goods Sold	97,414,865	92.64	91,984,165	91.26
Gross Profit	7,744,737	7.36	8,811,247	8.74
General and Administrative Expenses	2,399,733	2.28	2,471,783	2.45
Operating Income	5,345,004	5.08	6,339,464	6.29
Other Income (Expense)	558,757	0.53	2,227,797	2.21
Net Income	$5,903,761	5.61	$8,567,261	8.50

The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2016 and 2015.

	Year Ended September 30, 2016	Year Ended September 30, 2015
Production:
Ethanol sold (gallons)	60,616,099	53,448,822
Dried distillers grains sold (tons)	123,780	111,425
Modified distillers grains sold (tons)	80,659	69,847
Corn oil sold (pounds)	14,820,193	8,297,930
Revenues:
Ethanol average price per gallon (net of hedging)	$1.34	$1.52
Dried distillers grains average price per ton	120.00	123.09
Modified distillers grains average price per ton	58.49	49.83
Corn oil average price per pound	0.24	0.22
Primary Inputs:
Corn ground (bushels)	21,768,549	19,259,081
Natural gas (MMBtu)	1,649,911	1,054,881
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.59	$3.38
Natural gas average price per MMBtu (net of hedging)	2.44	2.43
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.087	$0.107
Denaturant cost	0.029	0.037
Electricity cost	0.041	0.052
Direct labor cost	0.056	0.064

Revenue

For our 2016 fiscal year, ethanol sales comprised approximately 78% of our revenues, distillers grains sales comprised approximately 19% of our revenues and corn oil sales comprised approximately 3% of our revenues. For our 2015 fiscal year, ethanol sales comprised approximately 81% of our revenues, distillers grains sales comprised approximately 17% of our revenues and corn oil sales comprised approximately 2% of our revenues.

Our total revenue for our 2016 fiscal year was greater compared to our 2015 fiscal year due to the net effect of increased production during the 2016 period partially offset by lower ethanol and dried distillers grains prices. Operating margins were less favorable during our 2016 fiscal year compared to our 2015 fiscal year due to the spread between our raw material costs and the revenue we generated from our operations during the 2016 period.

Ethanol

The average price we received for our ethanol was approximately 12% less for our 2016 fiscal year compared to our 2015 fiscal year. Management attributes this decrease in the average price we received for our ethanol during our 2016 fiscal year with lower gasoline prices and increased ethanol production in the United States, both of which have an impact on the market price of ethanol. Further, management believes that ethanol prices were negatively impacted by the renewable volume obligations the EPA set for corn-based ethanol for 2014, 2015 and 2016 which were lower than the statutory requirements. In addition, in May 2016 the EPA proposed a renewable volume obligation for corn-based ethanol for 2017 which was also lower than the statutory requirement. Management believes these reductions have negatively impacted ethanol demand and prices. This negative impact is especially pronounced due to current low gasoline prices. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has decreased due to the fact that the spread between the price of ethanol and gasoline is smaller. Management believes that ethanol prices will remain at their current levels unless gasoline prices increase or we experience an increase in ethanol demand. Ethanol exports have provided some support for ethanol prices. However, the recent increase in ethanol exports is mainly driven by lower domestic ethanol prices and these exports may not continue at their current levels, especially if ethanol prices increase.

Management anticipates that ethanol prices will remain lower during our 2017 fiscal year, especially if corn and gasoline prices remain lower. In addition, due to the lower RVOs for for prior years, there may be additional renewable fuels credits available in the market which may reduce demand for the corn-based ethanol we produce. If ethanol exports were to be reduced during 2017, it could result in excess ethanol supply in the United States which could further reduce the market price of ethanol.

We sold approximately 13% more gallons of ethanol during our 2016 fiscal year compared our 2015 fiscal year due to increased ethanol production capacity due to our switch from coal as the fuel source for our ethanol plant to natural gas. Management anticipates that we will continue to produce and sell more ethanol due to this increased production capacity. However, if operating margins in the ethanol industry are reduced, we may reduce production in order to improve our operating efficiency and maximize the amount of ethanol we can produce per bushel of corn used.

We experienced a loss of approximately $124,000 in our ethanol derivative instruments which decreased our revenue during our 2016 fiscal year. We experienced a loss of approximately $275,000 in our ethanol derivative instruments and a loss of approximately $876,000 in our soybean oil derivative instruments during our 2015 fiscal year which both decreased our revenue.

Distillers Grains

The average price we received for our dried distillers grains during our 2016 fiscal year was approximately 3% less than the average price we received during our 2015 fiscal year primarily due to lower corn prices and the Chinese anti-dumping and countervailing duty investigation which negatively impacted the distillers grain export market during our 2016 fiscal year. The average price we received from our modified/wet distillers grains during our 2016 fiscal year was approximately 17% greater compared to our 2015 fiscal year due to improved local distillers grains demand. Modified/wet distillers grains are used in our local market because they are not cost effective to transport and cannot be stored for long periods of time. As a result, the Chinese trade investigation had much less of an impact on our local market which resulted in greater modified/wet distillers grains prices. Further, since distillers grains are typically used as an animal feed substitute for corn, when corn prices are lower and corn is more readily available in the market, it leads to a reduction in distillers grains demand and ultimately prices. Management anticipates that distillers grains prices will continue to track corn prices and will remain relatively lower due to the large corn crop which was harvested in the fall of 2016 along with the recently issued Chinese import duty which management believes will negatively impact market distillers grains prices. Further, distillers grains prices could be negatively impacted in the future in the event distillers grains exports are further reduced. The reduced distillers grains exports may result in excess supplies of distillers grains in the United States which could further reduce distillers grains prices.

We produced approximately 11% more tons of dried distillers grains and approximately 15% more tons of modified distillers grains during our 2016 fiscal year compared to our 2015 fiscal year primarily because of our increased production of ethanol. We decide whether to produce dried distillers grains versus modified/wet distillers grains based on market conditions and the relative cost of producing each form of distillers grains. Management anticipates that distillers grains production will continue to mirror our total ethanol production. However, if we increase or decrease the amount of corn oil we remove from our distillers grains, it will have a corresponding effect on our total distillers grains production.

Corn Oil

The average price we received for our corn oil was approximately 9% greater during our 2016 fiscal year compared to our 2015 fiscal year primarily due to higher corn oil demand. Corn oil demand was greater during our 2016 fiscal year due to increased biodiesel production since corn oil can be used as a feedstock to produce biodiesel. The biodiesel blenders' tax credit was renewed for 2016 which resulted in increased biodiesel production and as a result, increased corn oil demand. However, the tax credit is expected to expire again at the end of 2016 and may not be renewed which may result in lower corn oil demand during our 2017 fiscal year.

Our corn oil sales increased by approximately 79% during our 2016 fiscal year compared to our 2015 fiscal year due to increased total production at the ethanol plant along with an increase in the amount of corn oil we extracted per ton of distillers grains produced during our 2016 fiscal year. In addition, during our 2015 fiscal year we experienced increased downtime for our corn oil extraction equipment which resulted in less corn oil production during our 2015 fiscal year. Management anticipates that corn oil production will be comparable during our 2017 fiscal year to our 2016 fiscal year provided we do not experience equipment failures which reduce our corn oil production and producing corn oil remains profitable.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. During our 2015 fiscal year we completed the conversion of our ethanol plant from a coal fired plant to using natural gas as the fuel source for our plant. Our total cost of goods sold was approximately 6% greater for our 2016 fiscal year compared to our 2015 fiscal year due primarily to higher corn costs during our 2016 fiscal year.

Corn Costs

Our cost of goods sold related to corn was approximately 20% greater during our 2016 fiscal year compared to our 2015 fiscal year due to higher market corn prices and increased corn consumption during our 2016 fiscal year. The average price we paid per bushel of corn was approximately 6% greater during our 2016 fiscal year compared to our 2015 fiscal year. Management attributes this increase in corn costs to higher corn contract pricing for basis contracts with a June 30, 2016 pricing deadline. CBOT prices and bid prices increased during the months the basis contracts were being priced. Management anticipates that corn costs will remain relatively stable during our 2017 fiscal year and that there will be sufficient corn in our local market to continue to operate the ethanol plant at capacity during our 2017 fiscal year. We consumed approximately 13% more bushels of corn during our 2016 fiscal year compared to our 2015 fiscal year due to our increased production. Management anticipates that we will continue to grind more corn due to our natural gas conversion project which increased our ethanol production capacity.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At September 30, 2016, we had forward corn purchase contracts for various delivery periods through June 2017 for a total commitment of approximately $6.7 million for a total of approximately 1.9 million bushels of corn. We had a gain of approximately $6 million related to our corn derivative instruments which decreased our cost of goods sold during our 2016 fiscal year. We had a gain of approximately $39,000 related to our corn derivative instruments during our 2015 fiscal year which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Energy Costs

For the first quarter of our 2015 fiscal year, we used coal as the fuel source for our ethanol plant. We purchased the coal needed to power our ethanol plant from a supplier under a long-term contract. However, during the second quarter of our 2015 fiscal year, we converted the energy source for our ethanol plant to natural gas. Our total energy costs to operate the ethanol plant were approximately $892,000 less for our 2016 fiscal year compared to our 2015 fiscal year due primarily to the lower cost of using natural gas as the fuel source to operate our ethanol plant. Management believes that our location near the Bakken oil field, a major source of natural gas, will provide us very favorable natural gas prices. Further, the cost to transport the natural gas to our ethanol production facility is smaller due to our proximity to the Bakken oil field. Market natural gas prices have been low in recent years due to increased market supply of natural gas along with relatively stable natural gas supply. Further, the price of natural gas has been stable over the last few years with very little volatility. Management expects that the current low natural gas prices will continue into our 2017 fiscal year.

General and Administrative Expenses

Our general and administrative expense was lower during our 2016 fiscal year compared to our 2015 fiscal year due primarily to fewer office equipment repairs needed and fewer legal fees paid in 2016.

Other Income/Expense

We had less interest income during our 2016 fiscal year compared to our 2015 fiscal year due to finance charges we agreed to reverse in order to settle certain outstanding accounts receivable. Our interest expense was lower during our 2016 fiscal year compared to our 2015 fiscal year due to having lower balances on our loans during the 2016 period. Our other income was significantly less during our 2016 fiscal year compared to our 2015 fiscal year because of a large capital account refund we received from RPMG during our 2015 fiscal year. The capital account refund we received from RPMG during our 2016 fiscal year was significantly less.

Results of Operations for the Year Ended September 30, 2015 and 2014

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2015 and 2014:

	Year Ended September 30, 2015		Year Ended September 30, 2014
Statement of Operations Data	Amount	%	Amount	%
Revenues	$100,795,412	100.00	$139,122,644	100.00
Cost of Goods Sold	91,984,165	91.26	106,047,180	76.23
Gross Profit	8,811,247	8.74	33,075,464	23.77
General and Administrative Expenses	2,471,783	2.45	2,200,809	1.58
Operating Income	6,339,464	6.29	30,874,655	22.19
Other Income (Expense)	2,227,797	2.21	(284,321)	(0.20)
Net Income	$8,567,261	8.50	$30,590,334	21.99

The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2015 and 2014.

	Year Ended September 30, 2015	Year Ended September 30, 2014
Production:
Ethanol sold (gallons)	53,448,822	51,533,962
Dried distillers grains sold (tons)	111,425	105,896
Modified distillers grains sold (tons)	69,847	54,202
Corn oil sold (pounds)	8,297,930	10,197,970
Revenues:
Ethanol average price per gallon (net of hedging)	$1.52	$2.19
Dried distillers grains average price per ton	123.09	172.52
Modified distillers grains average price per ton	49.83	81.73
Corn oil average price per pound	0.22	0.27
Primary Inputs:
Corn ground (bushels)	19,259,081	18,487,062
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.38	$4.24
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.107	$0.113
Denaturant cost	0.037	0.054
Electricity cost	0.052	0.051
Direct labor cost	0.064	0.057

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

Distillers Grains

The average price we received for our distillers grains during our 2015 fiscal year was less than the average price we received during our 2014 fiscal year primarily due to lower corn prices and increased corn supplies. Since distillers grains are typically used as an animal feed substitute for corn, when corn prices are lower and corn is more readily available in the market, it leads to a reduction in distillers grains demand and ultimately prices. The average price we received for our dried distillers grains was approximately 29% less during our 2015 fiscal year compared to our 2014 fiscal year. The average price we received for our modified distillers grains was approximately 39% less during our 2015 fiscal year compared to our 2014 fiscal year.

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

Cost of Goods Sold

Our total cost of goods sold was approximately 13% less for our 2015 fiscal year compared to our 2014 fiscal year due to significantly lower market corn prices during the 2015 period.

Corn Costs

Our cost of goods sold related to corn was approximately 17% less during our 2015 fiscal year compared to our 2014 fiscal year due to lower market corn prices during our 2015 fiscal year. The average price we paid per bushel of corn was approximately 20% less during our 2015 fiscal year compared to our 2014 fiscal year. Management attributes this decrease in corn prices with increased corn supplies in the market and relatively stable corn demand. In addition, management believes that the EPA's proposed RVOs for corn-based ethanol had a negative impact on market corn prices as ethanol production is a major source of corn demand. We consumed approximately 4% more bushels of corn during our 2015 fiscal year compared to our 2014 fiscal year due to our increased production.

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

Changes in Financial Condition for the Year Ended September 30, 2016 and 2015

Current Assets. We had more cash and equivalents on our balance sheet at September 30, 2016 compared to September 30, 2015 because we used less cash during our 2016 fiscal year. During our 2016 fiscal year we used less cash for capital expenditures, distributions and debt payments compared to our 2015 fiscal year. We had more restricted cash at September 30, 2016 compared to September 30, 2015 as a result of having more cash deposited in our margin account with our commodities broker related to our risk management positions. We had more accounts receivable at September 30, 2016 compared to September 30, 2015 due primarily to the timing of our fiscal year end and the number of gallons of ethanol we had sold for which we had not yet received payment. Our other receivables was less at September 30, 2016 compared to September 30, 2015 because at the end of our 2015 fiscal year we had an open receivable for a property insurance claim. The value of our inventory was lower at September 30, 2016 compared to September 30, 2015 due to having less raw material inventory at September 30, 2016 due to having less corn inventory on hand at year end. Corn inventory that had been stored in bags at the plant was extracted and ground during the last quarter.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at September 30, 2016 compared to September 30, 2015 due primarily to projects to replace a RTO fan and expand the cooling capacity of our beer mash exchangers. However, the net value of our property, plant and equipment was lower at September 30, 2016 compared to September 30, 2015 due to depreciation.

Other Assets. Our other assets were comparable at September 30, 2016 and September 30, 2015 with increased patronage equity related to our electric provider which is a cooperative.

Current Liabilities. Our accounts payable was lower at September 30, 2016 compared to September 30, 2015 due to decreased corn payables. Our accrued expenses were higher at September 30, 2016 compared to September 30, 2015 due to increased corn purchases we made which were not yet priced. We had a smaller unrealized loss on our derivative instruments as of September 30, 2016 related primarily to our corn derivative instruments. We had less current maturities of long-term debt at September 30, 2016 compared to September 30, 2015 because we repaid our term loan during our 2016 fiscal year.

Long-term Liabilities. Our long-term liabilities were lower at September 30, 2016 compared to September 30, 2015 because we repaid our term loan during our 2016 fiscal year.

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

Inventory Valuation

The Company values inventory at the lower of cost or market.  Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.  These valuations require the use of management's assumptions which do not reflect unanticipated events and circumstances that may occur.  In our analysis, we consider future corn costs and ethanol prices, break-even points for our plant and our risk management strategies in place through our derivative instruments. A 10% change in management's valuation of the Company's inventory as of September 30, 2016 could impact the Company's net income by approximately $593,000 for our 2016 fiscal year.

Allowance for Doubtful Accounts

Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Doubtful Accounts as of September 30, 2016 could impact net income by approximately $48,000 for our 2016 fiscal year.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured. We have not made any material changes in the accounting methodology we use to recognize revenue, and do not believe there is a reasonable likelihood that there will be a material change in the future assumptions we used to recognize revenue. However, if actual results are not consistent with our assumptions, we may be exposed to losses or gains that could be material.

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

The following table shows cash flows for the years ended September 30, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$15,856,698	$10,109,102
Net cash (used in) investing activities	(827,507)	(3,838,623)
Net cash (used in) financing activities	(9,845,687)	(23,132,076)
Net increase (decrease) in cash	$5,183,504	$(16,861,597)
Cash and equivalents, end of period	$10,274,166	$5,090,662

Cash Flow from Operations

Our operations provided more cash during our 2016 fiscal year compared to our 2015 fiscal year . Changes in our inventory, accounts payable and derivative instrument positions positively impacted the cash generated by our operating activities.

Cash Flow from Investing Activities

We used less cash for capital expenditures during our 2016 fiscal year compared to our 2015 fiscal year. During our 2015 fiscal year we had significant capital projects related to the conversion of the fuel source for our ethanol plant from coal to natural gas. During our 2016 fiscal year we had capital expenditures related to regular repair and replacement of equipment at the plant along with a project to expand the cooling capacity of our beer mash exchangers.

Cash Flow from Financing Activities

We used less cash for financing activities during our our 2016 fiscal year compared to our 2015 fiscal year due to decreased debt payments and distributions during the 2016 period. We used approximately $4 million during our 2016 fiscal year for distributions to our members compared to approximately $14 million during our 2015 fiscal year primarily to the profitability we experienced during our 2014 fiscal year. We also used approximately $5.8 million for debt repayments during our 2016 fiscal year compared to approximately $9.1 million during our 2015 fiscal year.

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

The following table shows cash flows for the years ended September 30, 2015 and 2014:

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

Capital Expenditures

The Company had less than $5,000 in construction in progress as of September 30, 2016. During the fiscal year ended September 30, 2016, the Company placed in service approximately $823,000 in capital projects with the majority of these costs related to projects to replace a RTO fan and expand the cooling capacity of our beer mash exchangers.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of September 30, 2016. This revolving line-of-credit matures on March 20, 2017. The variable interest rate on this line-of-credit is 2.25% over the one-month LIBOR with a rate of 2.78% as of September 30, 2016.

Long-Term Debt Sources

In March of 2015, we refinanced our outstanding debt with our senior lender. As of September 30, 2016, our long-term debt consisted of a term loan which was repaid in full in March 2016. The following table summarizes our long-term debt instruments with our senior lender.

	Outstanding Balance (Millions)		Interest Rate		Estimated
Term Note	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Quarterly Principal and Interest Payment Amounts	Notes
Term Note	$—	$5.8	—%	4.96%	$345,243	1, 2

Notes
1 - Maturity date extended to March 2020 from April 2017.
2 - Variable interest rate of 3.5% over the three-month LIBOR was replaced by a fixed per annum interest rate equal to 4.96%.

Restrictive Covenants

We are subject to a number of covenants and restrictions in connection with our credit facilities, including:

•	Providing FNBO with current and accurate financial statements;

•	Maintaining certain financial ratios including minimum working capital;

•	Maintaining adequate insurance;

•	Making, or allowing to be made, any significant change in our business or tax structure;

•	Limiting our ability to make distributions to members; and

•	Maintaining a threshold of capital expenditures.

As of September 30, 2016, we were in compliance with our loan covenants.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2016:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Long-term debt obligations *	$—	$—	$—	$—	$—
Corn purchases **	48,856,778	48,856,778	—	—	—
Water purchases	4,028,000	424,000	1,272,000	1,272,000	1,060,000
Operating lease obligations	1,461,772	405,640	746,732	309,400	—
Capital leases	8,135	2,597	5,538	—	—
Total	$54,354,685	$49,689,015	$2,024,270	$1,581,400	$1,060,000
* - We used the variable interest rates in effect as of September 30, 2016 (see Note 5 to our audited financial statements)
** - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2016 for basis contracts that had not yet been fixed.

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

As of September 30, 2016, we had approximately 1.9 million bushels of corn under fixed price contracts.  As of September 30, 2016 some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $74,000 was recorded.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our expected corn usage will be between 21 million and 23 million bushels per calendar year for the production of approximately 59 million to 63 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of September 30, 2016, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	60,350,000	Gallons	10%	$(8,449,000)
Corn	21,900,000	Bushels	10%	$(3,062,000)
Natural gas	1,664,000	MMBtu	10%	$(383,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

We have audited the accompanying balance sheets of Red Trail Energy, LLC as of September 30, 2016, and 2015 and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three-years ended September 30, 2016. Red Trail Energy, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Trail Energy, LLC as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-years ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Fargo North Dakota
December 15, 2016

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2016	September 30, 2015

Current Assets
Cash and equivalents	$10,274,166	$5,090,662
Restricted cash	2,661,331	2,179,011
Accounts receivable, primarily related party	3,639,317	2,228,150
Other receivables	64,872	1,790,770
Inventory	7,983,906	11,692,322
Prepaid expenses	57,812	70,481
Total current assets	24,681,404	23,051,396

Property, Plant and Equipment
Land	836,428	836,428
Land improvements	4,266,953	4,127,372
Buildings	7,836,031	7,807,148
Plant and equipment	83,243,945	82,500,249
Construction in progress	4,800	89,453
	96,188,157	95,360,650
Less accumulated depreciation	48,963,454	44,420,567
Net property, plant and equipment	47,224,703	50,940,083

Other Assets
Debt issuance costs, net of amortization	—	27,879
Investment in RPMG	605,000	605,000
Patronage equity	3,040,304	2,902,908
Deposits	40,000	40,000
Total other assets	3,685,304	3,575,787

Total Assets	$75,591,411	$77,567,266

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2016	September 30, 2015

Current Liabilities
Accounts payable	$2,187,886	$2,676,888
Accrued expenses	5,452,506	2,946,772
Commodities derivative instruments, at fair value	215,700	279,362
Accrued loss on firm purchase commitments (see note 4)	74,000	61,000
Current maturities of long-term debt	2,597	3,976,681
Total current liabilities	7,932,689	9,940,703

Long-Term Liabilities
Notes payable	5,538	1,862,246

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding)	67,653,184	65,764,317

Total Liabilities and Members’ Equity	$75,591,411	$77,567,266

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014

Revenues, primarily related party	$105,159,602	$100,795,412	$139,122,644

Cost of Goods Sold
Cost of goods sold	96,757,473	91,633,726	101,578,180
Lower of cost or market inventory adjustment	583,392	304,439	1,199,000
Loss on firm purchase commitments	74,000	46,000	3,270,000
Total Cost of Goods Sold	97,414,865	91,984,165	106,047,180

Gross Profit	7,744,737	8,811,247	33,075,464

General and Administrative Expenses	2,399,733	2,471,783	2,200,809

Operating Income	5,345,004	6,339,464	30,874,655

Other Income (Expense)
Interest income	(16,527)	23,911	94,770
Other income	689,868	2,559,077	235,255
Interest expense	(114,584)	(355,191)	(614,346)
Total other income (expense), net	558,757	2,227,797	(284,321)

Net Income	$5,903,761	$8,567,261	$30,590,334

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.15	$0.21	$0.76

Diluted	$0.15	$0.21	$0.76

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Years Ended September 30, 2016, 2015 and 2014

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Units	Amount	Total Member Equity

Balances - September 30, 2013	40,148,160	$37,810,408	$41,225	$5,030,526	225,813	$(211,037)	$42,671,122
Units repurchased	—	(85,813)	34,316	—	(85,813)	51,497	—
Distribution	—	—	—	(2,007,452)	—	—	(2,007,452)
Net Income	—	—	—	30,590,334	—	—	30,590,334

Balances - September 30, 2014	40,148,160	37,724,595	75,541	33,613,408	140,000	(159,540)	71,254,004
Distribution	—	—	—	(14,056,948)	—	—	(14,056,948)
Net Income	—	—	—	8,567,261	—	—	8,567,261

Balances - September 30, 2015	40,148,160	37,724,595	75,541	28,123,721	140,000	(159,540)	65,764,317
Distribution	—	—	—	(4,014,894)	—	—	(4,014,894)
Net Income	—	—	—	5,903,761	—	—	5,903,761

Balances - September 30, 2016	40,148,160	$37,724,595	$75,541	$30,012,588	140,000	$(159,540)	$67,653,184

(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30, 2016	September 30, 2015	September 30, 2014

Cash Flows from Operating Activities
Net income	$5,903,761	$8,567,261	$30,590,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,511,215	4,594,074	4,097,027
Loss (gain) on disposal of fixed assets	—	7,305	—
Change in fair value of derivative instruments	(63,663)	3,894,514	(3,663,789)
Lower of cost or market inventory adjustment	583,392	304,439	1,199,000
Loss on firm purchase commitments	74,000	61,000	3,270,000
Noncash patronage equity	(137,396)	(37,468)	(539,799)
Change in operating assets and liabilities:
Restricted cash - commodities derivatives account including settlements	(482,320)	(2,179,011)	153,210
Accounts receivable	(1,440,828)	(1,421,982)	3,071,175
Other receivables	1,725,899	(1,172,815)	(575,483)
Inventory	3,051,024	1,260,963	(5,598,031)
Prepaid expenses and deposits	12,669	36,531	(30,584)
Other assets	89,213	—	1,500
Accounts payable and accrued expenses	2,016,732	(596,709)	1,590,408
Accrued purchase commitment losses	13,000	(3,209,000)	3,067,000
Net cash provided by operating activities	15,856,698	10,109,102	36,631,968

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	2,100	—
Capital expenditures	(827,507)	(3,840,723)	(3,399,172)
Net cash (used in) investing activities	(827,507)	(3,838,623)	(3,399,172)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	—	—	(3,126,883)
Dividends paid	(4,014,895)	(14,056,947)	(2,007,452)
Net advances on revolving lines-of-credit	—	—	(3,708,000)
Debt repayments	(5,830,792)	(9,075,129)	(2,439,202)
Net cash (used in) financing activities	(9,845,687)	(23,132,076)	(11,281,537)

Net Increase (Decrease) in Cash and Equivalents	5,183,504	(16,861,597)	21,951,259
Cash and Equivalents - Beginning of Period	5,090,662	21,952,259	1,000
Cash and Equivalents - End of Period	$10,274,166	$5,090,662	$21,952,259

Supplemental Disclosure of Cash Flow Information
Interest paid	138,586	376,504	634,752
Noncash Investing and Financing Activities
Assets acquired under capital lease	$—	$—	$13,247
Capital expenditures in accounts payable	$—	$5,000	724,075
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

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

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of approximately $307,784 and $278,123 at September 30, 2016 and 2015, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

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
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2016 and 2015 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our financial statements.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurements of Inventory" regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonable predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our financial statements.

Lease Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (topic 842)" which requires a lessee to recognize a right to use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, included interim periods within those years with early adoption permitted. The Company is currently evaluating the impact of this guidance in our financial statements.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2016.

2. CONCENTRATIONS

Coal and Natural Gas

In previous years coal was an important input to our manufacturing process. During the second quarter of our 2015 fiscal year we converted the energy source for our ethanol plant to natural gas. As a result, we do not anticipate using coal to fire the ethanol plant in the future and changes in the price or availability of coal will not impact our operations. However, we maintain the equipment necessary to operate the ethanol plant using coal as the fuel source which management believes could benefit us in the future, especially if natural gas prices increase or natural gas is not available at the ethanol plant. The Company signed a sales agreement with Rainbow Gas Company to supply natural gas to the plant through October 2016. The Company's intentions are to run the plant on natural gas and renew the supply agreement with its current natural gas supplier.

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol, DDGS and corn oil. RPMG purchases 100% of the ethanol, DDGS and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 84% and 69% of the Company's outstanding trade receivables balance at September 30, 2016 and 2015, respectively. Approximately 97%, 96%, and 97% of revenues are comprised of sales to RPMG for the year ended September 30, 2016, the year ended September 30, 2015 and the year ended September 30, 2014, respectively.

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

As of:	September 30, 2016				September 30, 2015
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	252	1,260,000	bushels	$(104,450)	638	3,190,000	bushels	$(67,787)
Corn options	2,000	10,000,000	bushels	$(111,250)	500	2,500,000	bushels	$(196,875)
Soybean oil futures	—	—	gal	$—	10	420,000	gal	$(14,700)
Total fair value				$(215,700)				$(279,362)

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2016 and September 30, 2015:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2016	Asset	Liability
Commodity derivative instruments, at fair value	$—	$215,700
Total derivatives not designated as hedging instruments for accounting purposes	$—	$215,700

Balance Sheet - as of September 30, 2015	Asset	Liability
Commodity derivative instruments, at fair value	$—	$279,362
Total derivatives not designated as hedging instruments for accounting purposes	$—	$279,362

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2016	Amount of gain (loss) recognized in income during the year ended September 30, 2015	Amount of gain (loss) recognized in income during the year ended September 30, 2014
Corn derivative instruments	Cost of Goods Sold	$6,052,170	$39,250	$8,642,639
Ethanol derivative instruments	Revenue	(124,458)	(274,512)	(7,938,101)
Soybean oil derivative instruments	Revenue	(30)	(875,961)	2,957,823
Natural gas derivative instruments	Cost of Goods Sold	(184,540)	—	—
Total		$5,743,142	$(1,111,223)	$3,662,361

4. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of September 30, 2016 and September 30, 2015 were as follows:

As of	September 30, 2016	September 30, 2015
Raw materials, including corn, chemicals and supplies	$3,295,435	$8,237,494
Work in process	754,096	862,327
Finished goods, including ethanol and distillers grains	1,881,560	649,524
Spare parts	2,052,815	1,942,977
Total inventory	$7,983,906	$11,692,322
Lower of cost or market adjustments for the years ended September 30, 2016, and 2015 and 2014 were as follows:

	For the year ended September 30, 2016	For the year ended September 30, 2015	For the year ended September 30, 2014
Loss on firm purchase commitments	$74,000	$46,000	$3,270,000
Loss on lower of cost or market adjustment for inventory on hand	583,392	304,439	1,199,000
Total loss on lower of cost or market adjustments	$657,392	$350,439	$4,469,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2016, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $74,000 and $46,000 for the fiscal years

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

ended September 30, 2016 and 2015, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $583,392 and $304,439 for the fiscal years ended September 30, 2016 and 2015, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

5. BANK FINANCING

As of	September 30, 2016	September 30, 2015
Long-term notes payable under loan agreement to bank	$—	$5,807,253
Capital lease obligations (Note 7)	8,135	31,674
Total Long-Term Debt	8,135	5,838,927
Less amounts due within one year	2,597	3,976,681
Total Long-Term Debt Less Amounts Due Within One Year	$5,538	$1,862,246

The Company's notes payable consist of a term loan which was repaid in full in March 2016.

The Company also has a $10,000,000 operating line-of-credit that matures on March 20, 2017. At September 30, 2016, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 2.78% for amounts drawn on the operating line of credit. Of the $10,000,000 revolving line-of-credit, the Company is not allowed to draw $999,500 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment.

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Scheduled of capital lease obligation maturities for the years ending September 30	Totals

2017	$2,597
2018	2,617
2019	2,921
Total	$8,135

As of September 30, 2016, the Company was in compliance with all of its debt covenants.

Interest Expense	For the year ended September 30, 2016	For the year ended September 30, 2015	For the year ended September 30, 2014
Interest expense on long-term debt	$114,583	$355,191	$614,346
Total interest expense	$114,583	$355,191	$614,346

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and September 30, 2015, respectively.

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2016	Fair Value as of September 30, 2016	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$215,700	$215,700	$215,700	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2015	Fair Value as of September 30, 2015	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$279,362	$279,362	$279,362	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

Financial Instruments Not Measured at Fair Value

The estimated fair value of the Company's long-term debt, including the short-term portion, at September 30, 2016 and September 30, 2015 approximated the carrying value of approximately $0.0 million and $5.8 million, respectively. Fair value was estimated using estimated variable market interest rates as of September 30, 2016. The fair values and carrying values consider the terms of the related debt and exclude the impacts of debt discounts and derivative/hedging activity.

7. LEASES

The Company leases equipment under operating and capital leases through January 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $521,000 for the year ended September 30, 2016, $494,000 for the year ended September 30, 2015 and $527,000 for the year ended September 30, 2014. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	September 30, 2016	September 30, 2015
Equipment	$483,488	$564,648
Less accumulated amortization	(98,570)	(111,604)
Net equipment under capital lease	$384,918	$453,044

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

At September 30, 2016, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the years ending September 30:

	Operating Leases	Capital Leases
2017	$405,640	$2,597
2018	317,810	2,617
2019	262,722	2,921
2020	166,200	—
2021	132,600	—
Thereafter	176,800	—
Total minimum lease commitments	$1,461,772	8,135
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$8,135

8. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2016 and 2015, there were 40,148,160 and 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 and 140,000 treasury units as of September 30, 2016 and 2015, respectively.

Total units authorized are 40,373,973 as of September 30, 2016 and 2015.

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

The Company has entered into an agreement with Job Service North Dakota for a new jobs training program. This program provides incentives to businesses that are creating new employment opportunities through business expansion and relocation to the state. The program provides no-cost funding to help offset the cost of training. The Company is eligible to receive up to approximately $270,000 over ten years. The Company received and earned approximately $0, $0 and $9,300 for the years ended September 30, 2016, 2015, and 2014, respectively.

The Company received a safety grant from North Dakota Workforce Safety and Insurance during their 2014 fiscal year for $20,000. The grant was used to install platforms in the energy building.

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2016, the Company had various fixed price contracts for the purchase of approximately 1.9 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $6.7 million related to the 1.9 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 828,000 bushels of corn that have been delivered to the plant. The purchase price of these bushels

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

will be set at the time of pricing the contracts at the July index price less basis. The estimated accrued payable for these bushels is $2.98 million. The deadline for pricing these 828,000 bushels was June 30, 2017.

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $131,000, $99,000, and $86,000 to the 401k plan for the years ended September 30, 2016 and 2015, and 2014, respectively.

12. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

		September 30, 2016	September 30, 2015
Balance Sheet
Accounts receivable		$3,472,359	$2,783,821
Accounts Payable		—	448
Accrued Expenses		1,672,349	402,284

	For the year ended September 30, 2016	For the year ended September 30, 2015	For the year ended September 30, 2014
Statement of Operations
Revenues	$101,388,073	$98,635,060	$136,922,512
Realized gain on corn hedge	—	925,400	827,500
Cost of goods sold	154,492	100,814	1,470,961
General and administrative	128,070	78,565	78,884
Other income /expense	583,739	1,190,501	—
Inventory Purchases	$20,864,977	$13,377,243	$11,397,236

13. INCOME TAXES

As of September 30, 2016, the book basis of assets exceeded the estimated tax basis of assets by approximately $40.8 million and as of September 30, 2015, the book basis of assets exceeded the estimated tax basis of assets by approximately $44.1 million. As of September 30, 2016, there was no difference between the book basis of liabilities and the estimated tax basis of liabilities. As of September 30, 2015, there was no difference between the book basis of liabilities and the estimated tax basis of liabilities.

14. SUBSEQUENT EVENTS

On October 10, 2016, we satisfied the contingencies set forth in a Real Estate Sales Agreement (the "Real Estate Sales Agreement") between the Company and Bismarck Land Company, LLC. As a result of the satisfaction of the contingencies in the Real Estate Sales Agreement, we closed on the purchase of approximately 338 acres of land that we will use for an expansion of the Company's rail yard. In exchange for the purchased real estate, we agreed to issue to Bismarck Land Company, LLC two million of the Company's membership units. The Company also agreed to a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC that became effective with the closing of the real estate purchase. The Profit and Cost Sharing Agreement provides that the

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

Company will share 70% of the net revenue generated by the Company from business activities conducted on the purchased real estate which are brought to the Company by Bismarck Land Company, LLC. This obligation will terminate ten years after the real estate closing or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation.

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

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

Year Ended September 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,439,795	$26,015,741	$26,789,485	$26,914,581
Gross profit	1,161,135	1,050,120	3,946,808	1,586,674
Operating income	528,652	431,677	3,292,745	1,101,725
Net income	503,711	984,084	3,325,914	1,099,848
Net income per unit-basic and diluted	0.01	0.02	0.08	0.03

Year Ended September 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$29,612,851	$16,991,326	$28,571,787	$25,635,027
Gross profit	1,831,271	1,544,009	274,491	5,177,055
Operating income (loss)	1,286,504	955,723	(196,778)	4,309,594
Net income	1,173,920	2,147,814	11,987	5,233,540
Net income per unit-basic and diluted	0.03	0.05	—	0.13

Year Ended September 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$33,785,964	$41,922,206	$35,011,137	$28,403,337
Gross profit	4,622,659	4,214,753	16,607,117	7,630,935
Operating income	4,151,572	3,648,169	16,089,431	6,985,483
Net income	4,067,720	3,538,555	15,975,873	7,008,186
Net income per unit-basic and diluted	0.10	0.09	0.40	0.17

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Gerald Bachmeier, and Chief Financial Officer ("CFO"), Jodi Johnson, as appropriate to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2016.  Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's  internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2017 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2016 fiscal year end. This proxy statement is referred to in this report as the "2017 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

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
101
The following financial information from Red Trail Energy, LLC's Annual Report on Form 10-K for the fiscal year ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2016 and 2015, (ii) Statements of Operations for the fiscal years ended September 30, 2016, 2015 and 2014, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended September 30, 2016, 2015 and 2014, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
(X) Filed herewith.
(**) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 15, 2016	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 15, 2016	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 15, 2016	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 15, 2016	/s/ Jodi Johnson
Jodi Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 15, 2016	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 15, 2016	/s/ Anthony Mock
Anthony Mock, Governor

Date:	December 15, 2016	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 15, 2016	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 15, 2016	/s/ Mike Appert
Mike Appert, Governor

Date:	December 15, 2016	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 15, 2016	/s/ William A. Price
William A. Price, Governor