Form 10-Q
period 2016-12-31
RED TRAIL ENERGY, LLC
filed 2017-02-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2016

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

As of February 14, 2017, there were 41,466,340 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2016	September 30, 2016
	(Unaudited)
Current Assets
Cash and equivalents	$20,127,186	$10,274,166
Restricted cash - margin account	2,908,856	2,661,331
Accounts receivable, primarily related party	3,383,952	3,639,317
Other receivables	129,759	64,872
Inventory	14,679,936	7,983,906
Prepaid expenses	225,567	57,812
Total current assets	41,455,256	24,681,404

Property, Plant and Equipment
Land	1,342,381	836,428
Land improvements	4,266,953	4,266,953
Buildings	8,036,031	7,836,031
Plant and equipment	86,033,966	83,243,945
Construction in progress	2,827	4,800
	99,682,158	96,188,157
Less accumulated depreciation	50,134,123	48,963,454
Net property, plant and equipment	49,548,035	47,224,703

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,040,304	3,040,304
Deposits	40,000	40,000
Total other assets	3,685,304	3,685,304

Total Assets	$94,688,595	$75,591,411

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2016	September 30, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$3,817,387	$2,187,886
Accrued expenses	17,511,336	5,452,506
Commodities derivative instruments, at fair value (see note 2)	152,202	215,700
Accrued loss on firm purchase commitments (see note 7)	20,000	74,000
Current maturities of long-term debt	2,602	2,597
Total current liabilities	21,503,527	7,932,689

Long-Term Liabilities
Notes payable	4,885	5,538
Total long-term liabilities	4,885	5,538

Members’ Equity (41,583,197 and 40,148,160 as of December 31, 2016 and September 30, 2016, respectively, of Class A Membership Units issued and outstanding)	73,180,183	67,653,184

Total Liabilities and Members’ Equity	$94,688,595	$75,591,411

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$30,004,460	$25,439,795

Cost of Goods Sold
Cost of goods sold	27,127,930	23,695,268
Lower of cost or market inventory adjustment	—	583,392
Total Cost of Goods Sold	27,127,930	24,278,660

Gross Profit	2,876,530	1,161,135

General and Administrative Expenses	690,934	632,483

Operating Income	2,185,596	528,652

Other Income (Expense)
Interest income	18,112	27,545
Other income	568,269	19,980
Interest expense	(15)	(72,466)
Total other income (expense), net	586,366	(24,941)

Net Income	$2,771,962	$503,711

Weighted Average Units Outstanding
Basic	41,406,697	40,148,160

Diluted	41,406,697	40,148,160

Net Income Per Unit
Basic	$0.07	$0.01

Diluted	$0.07	$0.01

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net income	$2,771,962	$503,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,170,669	1,136,479
Change in fair value of derivative instruments	(63,498)	(395,613)
Lower of cost or market inventory adjustment	—	583,392
Loss on firm purchase commitments	20,000	24,000
Change in operating assets and liabilities:
Restricted cash	(247,525)	900,135
Accounts receivable	125,591	29,315
Other receivables	64,887	608,673
Inventory	(6,716,029)	(5,043,623)
Prepaid expenses	(167,756)	(200,539)
Accounts payable	1,629,501	803,354
Accrued expenses	12,058,830	8,418,016
Accrued purchase commitment losses	(54,000)	(37,000)
Net cash provided by operating activities	10,592,632	7,330,300

Cash Flows from Investing Activities
Capital expenditures	(174,001)	(84,010)
Net cash (used in) investing activities	(174,001)	(84,010)

Cash Flows from Financing Activities
Unit repurchase	(564,963)	—
Debt repayments	(648)	(283,428)
Net cash (used in) financing activities	(565,611)	(283,428)

Net Increase in Cash and Equivalents	9,853,020	6,962,862
Cash and Equivalents - Beginning of Period	10,274,166	5,090,662
Cash and Equivalents - End of Period	$20,127,186	$12,053,524

Supplemental Disclosure of Cash Flow Information
Interest paid	$15	$72,830
Units issued in exchange for property	$3,320,000	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2016

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2016, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company has evaluated the new standard and anticipates no significant impact on our financial statements due to the nature of our revenue streams and our revenue recognition policy.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurements of Inventory" regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonable predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after September 30, 2017, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has evaluated the new standard and anticipates no significant impact to our financial statements due to the current inventory measurement policy.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2016

Lease Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (topic 842)" which requires a lessee to recognize a right to use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, included interim periods within those years with early adoption permitted. The Company has evaluated the new standard and expects it will have a material impact on the financial statements as we will have to begin capitalizing leases on the balance sheet when the new standard is implemented.

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

As of:	December 31, 2016 (unaudited)				September 30, 2016
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	352	1,760,000	bushels	$54,963	252	1,260,000	bushels	$(104,450)
Corn options	505	2,525,000	bushels	$(266,063)	2,000	10,000,000	bushels	$(111,250)
Soybean oil futures	33	19,800	gal	$18,228	—	—	gal	$—
Ethanol futures	90	3,780,000	gal	$40,950	—	—	gal	$—
Natural gas options	14	140,000	dk	$(280)	—	—	dk	$—
Total fair value				$(152,202)				$(215,700)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2016 and September 30, 2016:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2016 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$152,202
Total derivatives not designated as hedging instruments for accounting purposes	$—	$152,202

Balance Sheet - as of September 30, 2016	Asset	Liability
Commodity derivative instruments, at fair value	$—	$215,700
Total derivatives not designated as hedging instruments for accounting purposes	$—	$215,700

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2016

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended December 31, 2016 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2015 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$218,357	$786,511
Ethanol derivative instruments	Revenue	40,950	6,426
Soybean oil derivative instruments	Revenue	12,216	—
Natural gas derivative instruments	Cost of Goods Sold	10,500	(148,300)
Total		$282,023	$644,637

3. INVENTORY
Inventory is valued at the lower of cost or market. Inventory values as of December 31, 2016 and September 30, 2016 were as follows:

As of	December 31, 2016 (unaudited)	September 30, 2016
Raw materials, including corn, chemicals and supplies	$10,195,752	$3,295,435
Work in process	739,231	754,096
Finished goods, including ethanol and distillers grains	1,663,323	1,881,560
Spare parts	2,081,630	2,052,815
Total inventory	$14,679,936	$7,983,906
Lower of cost or market adjustments for the three months ended December 31, 2016 and 2015 were as follows:

	For the three months ended December 31, 2016 (unaudited)	For the three months ended December 31, 2015 (unaudited)
Loss on firm purchase commitments	$—	$—
Loss on lower of cost or market adjustment for inventory on hand	—	583,392
Total loss on lower of cost or market adjustments	$—	$583,392

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2016, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $20,000 and $24,000 for the three months ended December 31, 2016 and 2015, respectively. The loss is recorded in “Loss on firm purchase commitments” on the balance sheet. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2016

4. BANK FINANCING

As of	December 31, 2016 (unaudited)	September 30, 2016
Capital lease obligations (Note 6)	7,487	8,135
Total Long-Term Debt	7,487	8,135
Less amounts due within one year	2,602	2,597
Total Long-Term Debt Less Amounts Due Within One Year	$4,885	$5,538

The Company also has a $10,000,000 operating line-of-credit that matures on March 20, 2017. At December 31, 2016, the Company had $0 drawn on this line-of-credit leaving a balance of $10,000,000 available. The variable interest rate was 3.03% for amounts drawn on the operating line of credit. Of the $10,000,000 revolving line-of-credit, the Company is not allowed to draw $999,500 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment.

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Scheduled capital lease maturities for the twelve months ending December 31	Totals

2017	$2,602
2018	2,622
2019	2,263
Total	$7,487

As of December 31, 2016, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2016, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2016 (unaudited)	Fair Value as of December 31, 2016 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$152,202	$152,202	$152,202	$—	$—
Total	$152,202	$152,202	$152,202	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2016	Fair Value as of September 30, 2016	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$215,700	$215,700	$215,700	$—	$—
Total	$215,700	$215,700	$215,700	$—	$—

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2016

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

6. LEASES

The Company leases equipment under operating and capital leases through January 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $93,000 and $106,000 for the three months ended December 31, 2016 and 2015, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	December 31, 2016 (unaudited)	September 30, 2016
Equipment	$483,488	$483,488
Less accumulated amortization	(103,935)	(98,570)
Net equipment under capital lease	$379,553	$384,918

At December 31, 2016, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending December 31:

	Operating Leases	Capital Leases
2017	$405,640	$2,602
2018	290,780	2,622
2019	252,948	2,263
2020	141,000	—
2021	132,600	—
Thereafter	143,650	—
Total minimum lease commitments	$1,366,618	7,487
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$7,487

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2016, the Company had various fixed price contracts for the purchase of approximately 1.5 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $5.1 million related to the 1.5 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 4.3 million bushels of corn that have been delivered to the Plant. The purchase price of these bushels will be set at the time of pricing the contracts at the July 2017 index price less basis. The estimated accrued payable for these bushels is $16.2 million. The deadline for pricing these 4.3 million bushels is June 30, 2017.

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. No payments have been made to the Bismarck Land Company, LLC at this time.

8. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). During the Company's first quarter of 2017, the Company received a capital account refund from RPMG which is included in other income (expense) in the Company's Statement of Operations. Significant related party activity affecting the financial statements is as follows:

	December 31, 2016 (unaudited)	September 30, 2016
Balance Sheet
Accounts receivable	$3,033,681	$3,472,359
Accounts Payable	34,455	—
Accrued Expenses	5,111,551	1,672,349

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2016

	For the three months ended December 31, 2016 (unaudited)	For the three months ended December 31, 2015 (unaudited)
Statement of Operations
Revenues	$28,998,771	$29,120,303
Cost of goods sold	9,730	12,815
General and administrative	16,161	25,847
Other income/expense	247,307	—
Inventory Purchases	$6,078,986	$3,966,653

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016 which were lower than the statutory requirements in the RFS.

The Company anticipates that the results of operations during the remainder of fiscal 2017 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets and demand for corn from the ethanol industry.

10. MEMBER'S EQUITY

Unregistered Units Sales by the Company.

On October 10, 2016, the Company issued two million of the Company's membership units to Bismarck Land Company, LLC as part of the consideration for the acquisition of 338 acres of land adjacent to the ethanol plant that the Company will use to expand its rail yard. The membership units were issued pursuant to the exemption from registration set forth in Regulation D, Rule 506(b), as Bismarck Land Company, LLC is an accredited investor.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2016

Unit Purchases By the Company.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of the Units that May Yet Be Purchased Under the Plans or Programs
October 2016	None	None	None	None
November 2016	None	None	None	None
December 2016	564,963	$1.00	None	None
Total	564,963	$1.00	None	None
*564,963 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

11. SUBSEQUENT EVENT

On January 11, 2017 the Company repurchased 116,857 membership units from the North Dakota Development Fund decreasing the units outstanding to 41,466,340. The units were purchased for $1.00 per unit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2016, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Lower oil prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices which result from the Chinese antidumping and countervailing duty tariffs;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. While the EPA's final renewable volume obligations for 2017 equal the statutory standard for corn-based ethanol, it is possible that the EPA could reduce this requirement in the future. Any reduction in the renewable volume obligations for corn-based ethanol could negatively impact ethanol prices and demand, and could result in reduced operating margins in the future.

China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it was conducting an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. In September 2016, the Chinese instituted preliminary tariffs on distillers grains produced in the United States and exported to China. These tariffs were finalized in January 2017. In a final ruling, the Chinese Commerce Ministry reported that anti-dumping tariffs would range from 42.2% to 53.7% and the anti-subsidy tariffs will range from 11.2% to 12%. The Chinese investigation and the subsequent tariffs have negatively impacted market distillers grains prices in the United States by significantly reducing distillers grains demand. Management expects that this negative impact will continue for some time and that it could impact our ability to profitably operate the ethanol plant in the future.

Results of Operations for the Three Months Ended December 31, 2016 and 2015

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31, 2016 (Unaudited)		Three Months Ended December 31, 2015 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$30,004,460	100.00	$25,439,795	100.00
Cost of Goods Sold	27,127,930	90.41	24,278,660	95.44
Gross Profit	2,876,530	9.59	1,161,135	4.56
General and Administrative Expenses	690,934	2.30	632,483	2.49
Operating Income	2,185,596	7.28	528,652	2.08
Other Income (Expense)	586,366	1.95	(24,941)	(0.10)
Net Income	$2,771,962	9.24	$503,711	1.98

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2016 and 2015.

	Three Months ended December 31, 2016 (unaudited)	Three Months ended December 31, 2015 (unaudited)
Production:
Ethanol sold (gallons)	16,202,835	14,641,203
Dried distillers grains sold (tons)	29,625	30,746
Modified distillers grains sold (tons)	25,122	23,204
Corn oil sold (pounds)	4,413,620	2,959,600
Revenues:
Ethanol average price per gallon (net of hedging)	$1.50	$1.33
Dried distillers grains average price per ton	104.50	122.01
Modified distillers grains average price per ton	51.99	60.86
Corn oil average price per pound	0.27	0.21
Primary Inputs:
Corn ground (bushels)	5,687,614	5,358,237
Natural gas (MMBtu)	415,586	423,573
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.54	$3.58
Natural gas average price per MMBtu (net of hedging)	2.75	3.25
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.094	$0.105
Denaturant cost	0.032	0.034
Electricity cost	0.043	0.042
Direct labor cost	0.065	0.052

Revenue

Our revenue was higher for the first quarter of our 2017 fiscal year compared to the same period of our 2016 fiscal year due to an increase in our total production along with higher average ethanol and corn oil prices during the 2017 period. These changes were partially offset by decreased average prices we received for our dried and modified distillers grains. During the first quarter of our 2017 fiscal year, approximately 81.1% of our total revenue was derived from ethanol sales, approximately 14.7% was from distillers grains sales and approximately 3.9% was from corn oil sales. During the first quarter of our 2016 fiscal year, approximately 76.5% of our total revenue was derived from ethanol sales, approximately 20.3% was from distillers grains sales and approximately 2.5% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 12.8% greater during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year. Management attributes this increase in the price we received for our ethanol during the first quarter of our 2017 fiscal year to increased market gasoline prices which can impact market ethanol prices. Management anticipates continued higher gasoline prices which management believes will continue to positively impact ethanol prices. However, following the end of our first quarter, ethanol prices have decreased which is a trend which is consistent with prior years. These lower ethanol prices may negatively impact our ability to profitably operate the ethanol plant during our second quarter of 2017. However, management anticipates that increased gasoline demand in the summer months will result in increased ethanol prices. The United States ethanol industry is continuing to work to open export markets for ethanol which may positively impact domestic ethanol prices. However, these export markets are not as reliable as the domestic ethanol market.

We sold more gallons of ethanol during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year due to increased production because of increased operating capacity at the plant and improved operating efficiency in the 2017 period. Management anticipates that our ethanol production and sales will continue to be higher during our 2017 fiscal year compared to our 2016 fiscal year due to the plant improvements we have made which have increased our total production capacity. In addition, the amount of ethanol we produced per bushel of corn we ground increased for the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year, which positively impacted our profitability. We continue to work to maximize the additional production capacity of our ethanol plant and improve our ethanol production efficiency.

From time to time we enter into forward sales contracts for our products. At December 31, 2016, we had open ethanol futures contracts for 3,780,000 gallons. Ethanol futures contracts resulted in a gain of approximately $41,000 during the first quarter of our 2017 fiscal year which increased our revenue. We had no ethanol futures contracts the first quarter of our 2016 fiscal year.

Distillers Grains

We sell the majority of our distillers grains in the dried form which is typically shipped outside of our local market. The average price we received for our dried distillers grains was lower during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year. Management attributes this decrease in dried distillers grains prices with lower export demand for distillers grains due to the Chinese antidumping and countervailing duty tariffs, along with increased corn supply which typically has an impact on the market price of distillers grains. The average price we received for our modified distillers grains was also lower during the first quarter of our 2017 fiscal year as compared to the first quarter of our 2016 fiscal year. However, management believes the local market for distillers grains was impacted less by the Chinese trade issues and as a result the decrease in modified distillers grains prices was less compared to the decrease in dried distillers grains prices. Management anticipates distillers grains prices will remain lower during the remaining quarters of our 2017 fiscal year as a result of the Chinese tariffs along with increased corn availability.

We produced and sold more total tons of distillers grains during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year due to increased overall production at the ethanol plant during the first quarter of our 2017 fiscal year. However, the increase in distillers grains production was less than the increase in our ethanol production because we produced more pounds of corn oil which reduces the total tons of distillers grains we produce. In addition, we produced more gallons of ethanol per bushel of corn which also results in decreased distillers grains production. Management anticipates relatively stable distillers grains production going forward due to anticipated increases in our ethanol conversion efficiency and increased production of corn oil, partially offset by anticipated increased ethanol production due to our plant improvement projects.

Corn Oil

The total pounds of corn oil we sold was higher during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year due to increased efficiency in extracting corn oil during the 2017 period along with increased total production at the ethanol plant during the 2017 period. Management anticipates that our corn oil production will continue to be higher during our 2017 fiscal year compared to our 2016 fiscal year due to increased corn oil extraction efficiency. The average price we received for our corn oil was higher during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year due primarily to increased corn oil demand from the biodiesel industry. The biodiesel blenders' tax credit was reinstated for 2016 which management believes increased biodiesel production and resulted in increased corn oil demand. However, the tax credit expired again at the end of 2016 which could negatively impact corn oil prices in the future.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the first quarter of our 2017 fiscal year as compared to the first quarter of our 2016 fiscal year due primarily to increased corn consumption partially offset by decreased average corn costs per bushel during the 2017 period. The increase in our cost of goods sold was less than the increase in our revenue during the first quarter of our 2017 fiscal year as compared to the first quarter of our 2016 fiscal year which increased our profitability.

Corn Costs

Our cost of goods sold related to corn was greater for the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year due to increased corn consumption partially offset by decreased average corn costs per bushel, before taking into account our hedge positions. For the the first quarter of our 2017 fiscal year, we used approximately 6.1% more bushels of corn compared to the first quarter of our 2016 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 1.1% less for the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year. In addition, during the first quarter of our 2017 fiscal year, we had a realized gain of approximately $218,000 for our corn derivative instruments which decreased our cost of goods sold. By comparison, for the first quarter of our 2016 fiscal year, we had a realized gain of approximately $787,000 for our corn derivative instruments which decreased our cost of goods sold. Management anticipates that we will consume more corn in the future due to our natural gas conversion project which allows us to produce more of our products. Management anticipates that corn prices will remain relatively stable during our 2017 fiscal year due to ample corn supplies and relatively stable corn demand.

From time to time we enter into forward purchase and option contracts for our commodity purchases and sales. At December 31, 2016, we had forward corn purchase contracts and corn options for various delivery periods through June 2017 for a total commitment of approximately $5.0 million. Our corn derivative positions resulted in a net loss of approximately $211,000 during the first quarter of our 2017 fiscal year which increased our cost of goods sold. By comparison, our corn derivative positions resulted in a loss of approximately $215,700 during the first quarter of our 2016 fiscal year which also increased our cost of good sold.

Energy Costs

During the second quarter of our 2015 fiscal year, our natural gas conversion project came online. As a result, during both the first quarter of our 2017 fiscal year and the first quarter of our 2016 fiscal year we were relying on natural gas as the fuel source for our ethanol plant. Management believes the switch to natural gas allows us to be more competitive in the ethanol industry and allows us to increase our total production capacity. Management anticipates that due to our location near a major source of natural gas production, we will be able to purchase natural gas at very favorable prices and will have sufficient natural gas supplies to meet our plant's operational needs. We have all of the natural gas supply and distribution agreements we need in place to continue to operate the ethanol plant. Management anticipates that our natural gas costs will be higher during the winter months and relatively lower during the summer months due to seasonal supply and demand shifts. We consumed approximately 1.9% less MMBtu of natural gas during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year, despite our increased production, due to efficiency improvements we experienced at the ethanol plant. In addition, our average cost per MMBtu of natural gas was approximately 15.4% less during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year. During the first quarter of our 2017 fiscal year, we had a realized gain of approximately $11,000 for our natural gas derivative instruments which decreased our cost of goods sold. By comparison, for the first quarter of our 2016 fiscal year, we had a realized loss of approximately $148,000 for our natural gas derivative instruments which increased our cost of goods sold.

General and Administrative Expenses

Our general and administrative expenses were higher for the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year due to an increase in property taxes and consulting and professional services fees.

Other Income/Expense

We had less interest income during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year due to having fewer customers with higher outstanding accounts receivable balances during our 2017 fiscal year. We had more other income during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year due to the earlier receipt of our capital account refund from RPMG, our marketer. In addition, we had less interest expense during the first quarter of our 2017 fiscal year compared to the first quarter of our 2016 fiscal year because we had less borrowings on our credit facilities.

Changes in Financial Condition for the Three Months Ended December 31, 2016

Current Assets. We had more cash and equivalents at December 31, 2016 compared to September 30, 2016 primarily due to the increase in deferred corn payments owed to our corn suppliers in our 2017 fiscal year. We had more restricted cash at December 31, 2016 compared to September 30, 2016 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had less accounts receivable at December 31, 2016 compared to September 30, 2016. We had more other receivables at December 31, 2016 compared to September 30, 2016 due to the timing of the receipt of payment for federal excise tax refund from the Department of the Treasury. We had more inventory on hand at December 31, 2016 compared to September 30, 2016 due primarily to having more corn inventory at December 31, 2016.

Property, Plant and Equipment. The value of our property, plant and equipment was higher at December 31, 2016 compared to September 30, 2016 primarily due to the purchase of land adjacent to the plant site.

Current Liabilities. Our accounts payable was higher at December 31, 2016 compared to September 30, 2016 due to having more corn payables at December 31, 2016. Our accrued expenses were significantly higher at December 31, 2016 compared to September 30, 2016 because we had more deferred corn payments owed to our corn suppliers at December 31, 2016 compared to September 30, 2016.

Long-term Liabilities. Our long-term liabilities were lower at December 31, 2016 compared to September 30, 2016 because of capital lease payments we made during our 2017 fiscal year.

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

The following table shows cash flows for the three months ended December 31, 2016 and 2015:

	2016 (unaudited)	2015 (unaudited)
Net cash provided by operating activities	$10,592,632	$7,330,300
Net cash (used in) investing activities	(174,001)	(84,010)
Net cash (used in) financing activities	(565,611)	(283,428)
Net increase in cash	$9,853,020	$6,962,862
Cash and cash equivalents, end of period	$20,127,186	$12,053,524

Cash Flow from Operations

Our operations provided more cash during the three months ended December 31, 2016 compared to the same period of our 2016 fiscal year due primarily to increased net income and an increase in our accrued expenses related to our corn purchases along with the issuance of additional membership units during the 2017 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the three months ended December 31, 2016 compared to the same period of our 2016 fiscal year to purchase land adjacent to the plant site during the 2017 period. During the 2016 period, our primary capital project was a project to widen the road leading to the plant.

Cash Flow from Financing Activities

We used less cash for financing activities during the first three months of our 2017 fiscal year compared to the same period of our 2016 fiscal year due to less cash being used for debt repayments during the 2017 period.

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

Capital Expenditures

The Company had less than $5,000 in construction in progress as of December 31, 2016. During the three months ended December 31, 2016, we placed in service approximately $3.32 million in capital projects with the majority of these costs related to the purchase of land adjacent to the plant site.

Capital Resources

Short-Term Debt Sources

The Company has a revolving line-of-credit of $10,000,000 with $0 drawn on this line-of-credit as of December 31, 2016. This revolving line-of-credit matures on March 20, 2017. The variable interest rate on this line-of-credit is 2.25% over the one-month LIBOR with a rate of 3.03% as of December 31, 2016. Of the $10 million revolving line-of-credit, we are not allowed to draw $999,500 which we are reserving as a source of funds to support a guaranteed payment we agreed to related to our natural gas pipeline. While we do not expect that we will be required to make a direct payment for the natural gas pipeline, our agreement requires us to have funds available in the event we are required to make the guaranteed payment.

Long-Term Debt Sources

We repaid our term loan in full in March 2016.

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

As of December 31, 2016, we were in compliance with our loan covenants.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of our 2016 fiscal year.

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

As of December 31, 2016, we had no fixed corn purchase contracts and we had corn futures and option contracts for approximately 4.29 million bushels of corn.  As of December 31, 2016 we had an unrealized loss of approximately $211,000 related to our corn futures and option contracts.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our expected corn usage will be between 18 million and 22 million bushels per calendar year for the production of approximately 50 million to 60 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of December 31, 2016, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	60,350,000	Gallons	10%	$(8,485,000)
Corn	21,900,000	Bushels	10%	$(5,656,000)
Natural gas	1,664,000	MMBtu	10%	$(381,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended December 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have not been any material changes to the risk factors that were previously disclosed on our annual report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Units Sales by the Company.

On October 10, 2016, the Company issued two million of the Company's membership units to Bismarck Land Company, LLC as part of the consideration for the acquisition of 338 acres of land adjacent to the ethanol plant that the Company will use to expand its rail yard. The membership units were issued pursuant to the exemption from registration set forth in Regulation D, Rule 506(b), as Bismarck Land Company, LLC is an accredited investor.

Unit Purchases By the Company.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of the Units that May Yet Be Purchased Under the Plans or Programs
October 2016	None.	None.	None.	None.
November 2016	None.	None.	None.	None.
December 2016	564,963	$1.00	None.	None.
Total	564,963	$1.00	None.	None.
*564,963 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2016 and September 30, 2016, (ii) Statements of Operations for the three months ended December 31, 2016 and 2015, (iii) Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 14, 2017	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2017	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)