Form 10-Q
period 2017-03-31
RED TRAIL ENERGY, LLC
filed 2017-05-11
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 11, 2017, there were 41,466,340 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2017	September 30, 2016
	(Unaudited)
Current Assets
Cash and equivalents	$20,777,387	$10,274,166
Restricted cash - margin account	3,808,329	2,661,331
Accounts receivable, primarily related party	4,278,355	3,639,317
Other receivables	127,877	64,872
Inventory	16,024,484	7,983,906
Prepaid expenses	143,936	57,812
Total current assets	45,160,368	24,681,404

Property, Plant and Equipment
Land	1,342,381	836,428
Land improvements	4,266,953	4,266,953
Buildings	8,036,031	7,836,031
Plant and equipment	86,087,587	83,243,945
Construction in progress	3,302	4,800
	99,736,254	96,188,157
Less accumulated depreciation	51,303,092	48,963,454
Net property, plant and equipment	48,433,162	47,224,703

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,042,894	3,040,304
Deposits	40,000	40,000
Total other assets	3,687,894	3,685,304

Total Assets	$97,281,424	$75,591,411

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2017	September 30, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$1,339,184	$2,187,886
Accrued expenses	23,190,297	5,452,506
Commodities derivative instruments, at fair value (see note 2)	177,801	215,700
Accrued loss on firm purchase commitments (see note 7)	—	74,000
Current maturities of notes payable	2,607	2,597
Total current liabilities	24,709,889	7,932,689

Long-Term Liabilities
Notes payable	4,232	5,538

Members’ Equity (41,466,340 and 40,148,160 as of March 31, 2017 and September 30, 2016, respectively, of Class A Membership Units issued and outstanding)	72,567,303	67,653,184

Total Liabilities and Members’ Equity	$97,281,424	$75,591,411

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Revenues, primarily related party	$27,074,946	$26,015,741	$57,079,406	$51,455,537

Cost of Goods Sold
Cost of goods sold	26,885,515	24,965,621	54,013,447	48,660,890
Lower of cost or market inventory adjustment	—	—	—	583,392
Total Cost of Goods Sold	26,885,515	24,965,621	54,013,447	49,244,282

Gross Profit	189,431	1,050,120	3,065,959	2,211,255

General and Administrative Expenses	747,812	618,443	1,438,745	1,250,926

Operating Income (Loss)	(558,381)	431,677	1,627,214	960,329

Other Income (Expense)
Interest income	24,865	(6,397)	42,977	21,147
Other income	70,462	600,903	638,731	620,884
Interest expense	(14)	(42,099)	(28)	(114,565)
Total other income (expense), net	95,313	552,407	681,680	527,466

Net Income (Loss)	$(463,068)	$984,084	$2,308,894	$1,487,795

Weighted Average Units Outstanding
Basic	41,480,466	40,148,160	41,443,380	40,148,160

Diluted	41,480,466	40,148,160	41,443,380	40,148,160

Net Income (Loss) Per Unit
Basic	$(0.01)	$0.02	$0.06	$0.04

Diluted	$(0.01)	$0.02	$0.06	$0.04

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities
Net income	$2,308,894	$1,487,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,339,638	2,274,344
Change in fair value of derivative instruments	(37,899)	667,487
Lower of cost or market inventory adjustment	—	(583,392)
Loss on firm purchase commitments	—	5,000
Noncash patronage equity	(2,591)	(8,207)
Change in operating assets and liabilities:
Restricted cash	(1,146,998)	(1,465,803)
Accounts receivable	(639,038)	(1,191,478)
Other receivables	(63,005)	1,726,103
Inventory	(8,040,578)	(2,222,152)
Prepaid expenses	(86,124)	(124,296)
Accounts payable	(848,702)	(2,330,093)
Accrued expenses	17,737,791	10,184,594
Accrued purchase commitment losses	(74,000)	(56,000)
Net cash provided by operating activities	11,447,388	8,363,902

Cash Flows from Investing Activities
Capital expenditures	(228,096)	(163,251)
Net cash (used in) investing activities	(228,096)	(163,251)

Cash Flows from Financing Activities
Dividends paid	(32,955)	(4,014,533)
Unit repurchase	(681,820)	—
Debt repayments	(1,296)	(5,829,501)
Net cash (used in) financing activities	(716,071)	(9,844,034)

Net Increase (Decrease) in Cash and Equivalents	10,503,221	(1,643,383)
Cash and Equivalents - Beginning of Period	10,274,166	5,090,662
Cash and Equivalents - End of Period	$20,777,387	$3,447,279

Supplemental Disclosure of Cash Flow Information
Interest paid	$28	$138,569
Units issued in exchange for property	$3,320,000	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2017

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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurements of Inventory" regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonable predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has evaluated the new standard and anticipates no significant impact to our financial statements due to the current inventory measurement policy.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2017

Lease Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (topic 842)" which requires a lessee to recognize a right to use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, included interim periods within those years with early adoption permitted. The Company has evaluated the new standard and expects it will have a material impact on the financial statements as we will have to begin capitalizing leases on the balance sheet when the new standard is implemented. See note 6 for current operating lease commitments.

Statement of Cash Flows; Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annal periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has evaluated the new standard and anticipates a change in the presentation of restricted cash on the cash flow statement once the standard is adopted.

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

As of:	March 31, 2017 (unaudited)				September 30, 2016
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	692	3,460,000	bushels	$59,975	252	1,260,000	bushels	$(104,450)
Corn options	1,250	6,250,000	bushels	$(383,906)	2,000	10,000,000	bushels	$(111,250)
Soybean oil options	50	30,000	gal	$(2,400)	—	—	gal	$—
Soybean oil futures	18	10,800	gal	$48,444	—	—	gal	$—
Ethanol futures	30	1,260,000	gal	$100,086	—	—	gal	$—
Total fair value				$(177,801)				$(215,700)
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2017

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2017 and September 30, 2016:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2017 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$177,801
Total derivatives not designated as hedging instruments for accounting purposes	$—	$177,801

Balance Sheet - as of September 30, 2016	Asset	Liability
Commodity derivative instruments, at fair value	$—	$215,700
Total derivatives not designated as hedging instruments for accounting purposes	$—	$215,700

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended March 31, 2017 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2016 (unaudited)	Amount of gain(loss) recognized in income during the six months ended March 31, 2017 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2016 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$545,897	$(436,847)	$764,255	$349,664
Ethanol derivative instruments	Revenue	265,230	4,200	306,180	10,626
Soybean oil derivative instruments	Revenue	62,466	(80,274)	74,682	(80,274)
Natural gas derivative instruments	Cost of Goods Sold	280	(36,240)	10,780	(184,540)
Total		$873,873	$(549,161)	$1,155,897	$95,476

3. INVENTORY
Inventory is valued at the lower of cost or market. Inventory values as of March 31, 2017 and September 30, 2016 were as follows:

As of	March 31, 2017 (unaudited)	September 30, 2016
Raw materials, including corn, chemicals and supplies	$12,394,015	$3,295,435
Work in process	763,104	754,096
Finished goods, including ethanol and distillers grains	713,408	1,881,560
Spare parts	2,153,957	2,052,815
Total inventory	$16,024,484	$7,983,906

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2017

Lower of cost or market adjustments for the three and six months ended March 31, 2017 and 2016 were as follows:

	For the three months ended March 31, 2017 (unaudited)	For the three months ended March 31, 2016 (unaudited)	For the six months ended March 31, 2017 (unaudited)	For the six months ended March 31, 2016 (unaudited)
Loss on lower of cost or market adjustment for inventory on hand	$—	$—	$—	$583,392
Total loss on lower of cost or market adjustments	$—	$—	$—	$583,392

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2017, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, approximated market price. Based on this information, the Company has no estimated loss on firm purchase commitments for the three and six months ended March 31, 2017 and 2016, respectively. The loss would have been recorded in “Loss on firm purchase commitments” on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

4. BANK FINANCING

As of	March 31, 2017 (unaudited)	September 30, 2016
Capital lease obligations (Note 6)	$6,839	$8,135
Total Long-Term Debt	6,839	8,135
Less amounts due within one year	2,607	2,597
Total Long-Term Debt Less Amounts Due Within One Year	$4,232	$5,538

The Company had a $10 million operating line-of-credit with First National Bank of Omaha that matured on March 20, 2017.

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced the revolving loan we had with First National Bank of Omaha. The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At March 31, 2017, we had $0 available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of March 31, 2017. The variable interest rate on March 31, 2017 was 2.77%. Of the $10 million revolving line-of-credit, the Company was not allowed to draw $687,597 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of March 31, 2017, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and September 30, 2016, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2017

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2017 (unaudited)	Fair Value as of March 31, 2017 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$177,801	$177,801	$177,801	$—	$—
Total	$177,801	$177,801	$177,801	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2016	Fair Value as of September 30, 2016	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$215,700	$215,700	$215,700	$—	$—
Total	$215,700	$215,700	$215,700	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

6. LEASES

The Company leases equipment under operating and capital leases through January 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $166,000 and $148,000 for the three months ended March 31, 2017 and 2016, respectively and $258,000 and $250,000 for the six months ended March 31, 2017 and 2016, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	March 31, 2017 (unaudited)	September 30, 2016
Equipment	$483,488	$483,488
Less accumulated amortization	(109,300)	(98,570)
Net equipment under capital lease	$374,188	$384,918

At March 31, 2017, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2017

	Operating Leases	Capital Leases
2017	$405,640	$2,607
2018	290,780	2,627
2019	226,374	1,605
2020	132,600	—
2021	132,600	—
Thereafter	110,500	—
Total minimum lease commitments	$1,298,494	6,839
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$6,839

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2017, the Company had various fixed price contracts for the purchase of approximately 2.6 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $8.7 million related to the 2.6 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 5.8 million bushels of corn that have been delivered to the Plant. The purchase price of these bushels will be set at the time of pricing the contracts at the July 2017 index price less basis. The estimated accrued payable for these bushels is $22.1 million. The deadline for pricing these 5.8 million bushels is June 30, 2017.

Profit and Cost Sharing Agreement

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. No payments have been made to the Bismarck Land Company, LLC at this time.

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

	March 31, 2017 (unaudited)	September 30, 2016
Balance Sheet
Accounts receivable	$3,913,225	$3,472,359
Accounts Payable	69,176	—
Accrued Expenses	9,311,738	1,672,349

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2017

	For the three months ended March 31, 2017 (unaudited)	For the three months ended March 31, 2016 (unaudited)	For the six months ended March 31, 2017 (unaudited)	For the six months ended March 31, 2016 (unaudited)
Statement of Operations
Revenues	$25,912,237	$24,808,859	$54,911,008	$53,929,162
Cost of goods sold	20,221	14,828	29,951	27,643
General and administrative	16,887	13,494	33,048	39,341
Other income/expense	—	583,739	247,307	583,739
Inventory Purchases	$13,586,244	$5,557,806	$19,665,230	$9,524,459

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2017

Unit Purchases By the Company.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of the Units that May Yet Be Purchased Under the Plans or Programs
October 2016	None	None	None	None
November 2016	None	None	None	None
December 2016	564,963	$1.00	None	None
January 2017	116,857	$1.00	None	None
February 2017	None	None	None	None
March 2017	None	None	None	None
Total	681,820	$1.00	None	None
*681,820 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

11. SUBSEQUENT EVENT

On April 4, 2017 the board of governors declared a cash distribution of $0.12 per membership unit to the holders of units of record at the close of business on April 4, 2017, for a total distribution of $4,975,961.00. The Company paid the distribution on April 11, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2017, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Lower oil prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices which result from the Chinese anti-dumping and countervailing duty tariffs;

•	Lower ethanol prices due to the Chinese ethanol tariff and the potential Brazilian ethanol tariff;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

In recent years, the ethanol industry in the United States has increased exports of ethanol and distillers grains. However, in 2017 China instituted tariffs on ethanol and distillers grains produced in the United States. In addition, the Brazilian sugar industry is pushing the Brazilian government to institute a tariff on imported ethanol. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for U.S. ethanol producers.

In January 2017, the Chinese issued final tariffs on U.S. distillers grains. The Chinese distillers grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. In addition, the Chinese government increased its ethanol import tariff from 5% to 30% as of January 1, 2017. These tariffs have had a negative impact on market ethanol and distillers grains prices in the United States.

In Brazil, UNICA, the Brazilian sugarcane industry, is lobbying the Brazilian government to institute a 16% tariff on imported ethanol. Ethanol producers in Brazil are seeking a 20% tariff. To date, this tariff has not been implemented. However, Brazil is a major source of ethanol demand, and a tariff could negatively impact market ethanol prices in the United States.

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). As part of this transaction, we signed a Credit Agreement dated March 17, 2017 (the "Credit Agreement"). The Revolving Loan replaces our credit facilities with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. The Revolving Loan is subject to certain financial covenants as set forth in the Credit Agreement. The most significant financial covenants require us to maintain a fixed charge coverage ratio of no less than 1.25:1.00 and a current ratio of no less than 1.50:1.00. Our fixed charge coverage ratio measures our ability to pay our fixed expenses. Our current ratio measures our liquidity and ability to pay short-term and long-term obligations.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017 (Unaudited)		Three Months Ended March 31, 2016 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$27,074,946	100.00	$26,015,741	100.00
Cost of Goods Sold	26,885,515	99.30	24,965,621	95.96
Gross Profit	189,431	0.70	1,050,120	4.04
General and Administrative Expenses	747,812	2.76	618,443	2.38
Operating Income (Loss)	(558,381)	(2.06)	431,677	1.66
Other Income (Expense)	95,313	0.35	552,407	2.12
Net Income (Loss)	$(463,068)	(1.71)	$984,084	3.78

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2017 and 2016.

	Three Months ended March 31, 2017 (unaudited)	Three Months ended March 31, 2016 (unaudited)
Production:
Ethanol sold (gallons)	16,489,312	15,799,868
Dried distillers grains sold (tons)	19,997	27,467
Modified distillers grains sold (tons)	36,941	26,697
Corn oil sold (pounds)	4,202,980	4,040,323
Revenues:
Ethanol average price per gallon (net of hedging)	$1.35	$1.26
Dried distillers grains average price per ton	104.44	124.16
Modified distillers grains average price per ton	40.82	61.99
Corn oil average price per pound	0.25	0.24
Primary Inputs:
Corn ground (bushels)	5,695,831	5,623,634
Natural gas (MMBtu)	391,050	421,162
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.56	$3.22
Natural gas average price per MMBtu (net of hedging)	3.08	2.22
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.065	$0.087
Denaturant cost	0.028	0.026
Electricity cost	0.041	0.043
Direct labor cost	0.056	0.055

Revenue

Our revenue was higher for the second quarter of our 2017 fiscal year compared to the same period of our 2016 fiscal year due to an increase in our total gallons of ethanol sold along with higher average ethanol and corn oil prices during the 2017 period. These changes were partially offset by decreased average prices we received for our dried and modified distillers grains. During the second quarter of our 2017 fiscal year, approximately 82.5% of our total revenue was derived from ethanol sales, approximately 13.3% was from distillers grains sales and approximately 3.9% was from corn oil sales. During the second quarter of our 2016 fiscal year, approximately 76.4% of our total revenue was derived from ethanol sales, approximately 19.5% was from distillers grains sales and approximately 3.7% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 7.1% greater during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year. Management attributes this increase in the price we received for our ethanol during the second quarter of our 2017 fiscal year to increased market gasoline prices which can impact market ethanol prices. Management anticipates continued higher gasoline prices which management believes will continue to positively impact ethanol prices. However, many ethanol producers are expanding their production capacity, which, along with the Chinese ethanol tariff, has negatively impacted the supply and demand balance for ethanol. This supply and demand imbalance could negatively impact market ethanol prices. Management believes that ethanol prices could decrease significantly if market ethanol supply exceeds demand during our 2017 fiscal year. Management anticipates that increased gasoline demand in the summer months will positively impact ethanol prices. The United States ethanol industry is continuing to work to open export markets for ethanol which may positively impact domestic ethanol prices. Export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility.

We sold more gallons of ethanol during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year due to increased production from our increased operating capacity at the plant and improved operating efficiency in the 2017 period. Management anticipates that our ethanol production and sales will continue to be higher during our 2017 fiscal year compared to our 2016 fiscal year due to the plant improvements we have made which have increased our total production capacity. In addition, the amount of ethanol we produced per bushel of corn we ground increased for the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year, which positively impacted our profitability. We continue to work to maximize the additional production capacity of our ethanol plant and improve our ethanol production efficiency.

From time to time we enter into forward sales contracts for our products. At March 31, 2017, we had open ethanol futures contracts for 1,260,000 gallons. Ethanol futures contracts resulted in a gain of approximately $100,100 during the second quarter of our 2017 fiscal year which increased our revenue. We had no ethanol futures contracts the second quarter of our 2016 fiscal year.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average prices we received for both our dried and modified distillers grains were lower during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year. Management attributes these decreases to lower export demand for distillers grains along with increased corn supply which typically has an impact on the market price of distillers grains. Management anticipates distillers grains prices will remain lower during the remaining quarters of our 2017 fiscal year as a result of the Chinese tariffs along with increased corn availability.

We produced and sold more total tons of distillers grains during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year due to increased overall production at the ethanol plant during the second quarter of our 2017 fiscal year. However, the increase in distillers grains production was impacted by increased corn oil production. As we extract more corn oil from our distillers grains, it results in less volume of distillers grains we have for sale. In addition, we produced more gallons of ethanol per bushel of corn which also results in decreased distillers grains production. Management anticipates relatively stable distillers grains production going forward due to anticipated increases in our ethanol conversion efficiency and increased production of corn oil, partially offset by anticipated increased ethanol production due to our plant improvement projects.

Corn Oil

The total pounds of corn oil we sold was higher during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year due to increased efficiency in extracting corn oil during the 2017 period along with increased total production at the ethanol plant during the 2017 period. Management anticipates that our corn oil production will continue to be higher during our 2017 fiscal year compared to our 2016 fiscal year due to increased corn oil extraction efficiency. The average price we received for our corn oil was higher during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year due primarily to increased corn oil demand from the biodiesel industry.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the second quarter of our 2017 fiscal year as compared to the second quarter of our 2016 fiscal year due primarily to increased corn consumption combined with increased average corn costs per bushel during the 2017 period. The increase in our cost of goods sold was greater than the increase in our revenue during the second quarter of our 2017 fiscal year as compared to the second quarter of our 2016 fiscal year, which decreased our profitability.

Corn Costs

Our cost of goods sold related to corn was greater for the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year due to increased corn consumption along with increased average corn costs per bushel, before taking into account our hedge positions. For the the second quarter of our 2017 fiscal year, we used approximately 1.3% more bushels of corn compared to the second quarter of our 2016 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 10.6% greater for the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year. In addition, during the second quarter of our 2017 fiscal year, we had a realized gain of approximately $546,000 for our corn derivative instruments which decreased our cost of goods sold. By comparison, for the second quarter of our 2016 fiscal year, we had a realized loss of approximately $437,000 for our corn derivative instruments which increased our cost of goods sold. Management anticipates that we will consume more corn in the future due to our natural gas conversion project which allows us to produce more of our products. Management anticipates that corn prices will remain relatively stable during our 2017 fiscal year due to ample corn supplies and relatively stable corn demand.

Energy Costs

We consumed approximately 5.7% less MMBtu of natural gas during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year, despite our increased production, due to efficiency improvements we experienced at the ethanol plant along with producing more modified distillers grains compared to dried distillers grains. Our average cost per MMBtu of natural gas was approximately 38.7% greater during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year. During the second quarter of our 2017 fiscal year, we had a realized gain of approximately $280 for our natural gas derivative instruments which decreased our cost of goods sold. By comparison, for the second quarter of our 2016 fiscal year, we had a realized loss of approximately $36,000 for our natural gas derivative instruments which increased our cost of goods sold.

General and Administrative Expenses

Our general and administrative expenses were higher for the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year due to an increase in legal fees and consulting and professional services fees.

Other Income/Expense

We had more interest income during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year due to having greater cash balances during our 2017 fiscal year. We had less other income during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year because we received our capital account refund from RPMG, our marketer, during our first quarter of 2017 compared to 2016 when we received this capital account refund during our second quarter. In addition, we had less interest expense during the second quarter of our 2017 fiscal year compared to the second quarter of our 2016 fiscal year because we had less borrowings on our credit facilities.

Results of Operations for the Six Months Ended March 31, 2017 and 2016

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31, 2017 (Unaudited)		Six Months Ended March 31, 2016 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$57,079,406	100.00	$51,455,537	100.00
Cost of Goods Sold	54,013,447	94.63	49,244,282	95.70
Gross Profit	3,065,959	5.37	2,211,255	4.30
General and Administrative Expenses	1,438,745	2.52	1,250,926	2.43
Operating Income	1,627,214	2.85	960,329	1.87
Other Income (Expense)	681,680	1.19	527,466	1.03
Net Income	$2,308,894	4.05	$1,487,795	2.89

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2017 and 2016.

	Six Months ended March 31, 2017 (unaudited)	Six Months ended March 31, 2016 (unaudited)
Production:
Ethanol sold (gallons)	32,692,147	30,441,071
Dried distillers grains sold (tons)	49,622	58,213
Modified distillers grains sold (tons)	62,063	49,901
Corn oil sold (pounds)	8,616,600	6,999,923
Revenues:
Ethanol average price per gallon (net of hedging)	$1.43	$1.29
Dried distillers grains average price per ton	104.39	122.79
Modified distillers grains average price per ton	45.34	61.46
Corn oil average price per pound	0.26	0.23
Primary Inputs:
Corn ground (bushels)	11,383,445	10,981,871
Natural gas (MMBtu)	806,636	844,735
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.55	$3.39
Natural gas average price per MMBtu (net of hedging)	2.91	2.90
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.081	$0.097
Denaturant cost	0.031	0.030
Electricity cost	0.043	0.043
Direct labor cost	0.062	0.054

Revenue

Our revenue was greater for the six months ended March 31, 2017 compared to the same period of our 2016 fiscal year due to an increase in our total production along with higher average ethanol and corn oil prices during the 2017 period. These changes were partially offset by decreased average prices we received for our dried and modified distillers grains. During the six months ended March 31, 2017, approximately 81.7% of our total revenue was derived from ethanol sales, approximately 14.0% was from distillers grains sales and approximately 3.9% was from corn oil sales. During the six months ended March 31, 2016, approximately 76.4% of our total revenue was derived from ethanol sales, approximately 19.9% was from distillers grains sales and approximately 3.1% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 10.85% greater during the six months ended March 31, 2017 compared to the six months ended March 31, 2016. Management attributes this increase in the price we received for our ethanol during the six months ended March 31, 2017 to increased market gasoline prices which can impact market ethanol prices. We sold more gallons of ethanol during the six months ended March 31, 2017 compared to the six months ended March 31, 2016 due to increased production. In addition, the amount of ethanol we produced per bushel of corn we ground increased for the six months ended March 31, 2017 compared to the six months ended March 31, 2016, which positively impacted our profitability. We continue to work to maximize the additional production capacity of our ethanol plant and improve our ethanol production efficiency.

From time to time we enter into forward sales contracts for our products. Ethanol futures contracts resulted in a gain of approximately $306,000 during the six months ended March 31, 2017 which increased our revenue. We had a realized gain of approximately $1,300 on our ethanol futures contracts for the six months ended March 31, 2016 which increased our revenue.

Distillers Grains

The average price we received for our dried distillers grains was approximately 14.98% lower during the six months ended March 31, 2017 compared to the six months ended March 31, 2016. Management attributes this decrease in dried distillers grains prices with lower export demand for distillers grains due to the Chinese anti-dumping and countervailing duty tariffs, along with increased corn supply. The average price we received for our modified distillers grains was approximately 26.23% lower during the six months ended March 31, 2017 as compared to the six months ended March 31, 2016.

We produced and sold more total tons of distillers grains during the six months ended March 31, 2017 compared to the six months ended March 31, 2016 due to increased overall production at the ethanol plant during the six months ended March 31, 2017. However, the increase in distillers grains production was less than the increase in our ethanol production because we produced more pounds of corn oil which reduces the total tons of distillers grains we produce. In addition, we produced more gallons of ethanol per bushel of corn which also results in decreased distillers grains production.

Corn Oil

The total pounds of corn oil we sold was approximately 23.10% greater during the six months ended March 31, 2017 compared to the six months ended March 31, 2016 due to increased efficiency in extracting corn oil during the 2017 period along with increased total production at the ethanol plant during the 2017 period. The average price we received for our corn oil was approximately 13.04% greater during the six months ended March 31, 2017 compared to the six months ended March 31, 2016.

Cost of Goods Sold

Our cost of goods sold was greater for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016 due primarily to increased corn consumption and increased average corn costs per bushel during the 2017 period. The increase in our cost of goods sold was less than the increase in our revenue during the six months ended March 31, 2017 as compared to the six months ended March 31, 2016 which increased our profitability.

Corn Costs

Our cost of goods sold related to corn was greater for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 due to increased corn consumption along with an increase in our average corn costs per bushel, before taking into account our hedge positions. For the the six months ended March 31, 2017, we used approximately 3.66% more bushels of corn compared to the six months ended March 31, 2016. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 4.72% greater for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. In addition, during the six months ended March 31, 2017, we had a realized gain of approximately $418,000 for our corn derivative instruments which decreased our cost of goods sold. By comparison, for the six months ended March 31, 2016, we had a realized gain of approximately $854,000 for our corn derivative instruments which decreased our cost of goods sold.

Energy Costs

We consumed approximately 15.60% more MMBtu of natural gas during the six months ended March 31, 2017 compared to the six months ended March 31, 2016, due to our increased production. In addition, our average cost per MMBtu of natural gas was approximately 0.34% greater during the six months ended March 31, 2017 compared to the six months ended March 31, 2016. During the six months ended March 31, 2017, we had a realized gain of approximately $11,000 for our natural gas derivative instruments which decreased our cost of goods sold. By comparison, for the six months ended March 31, 2016, we had a realized loss of approximately $185,000 for our natural gas derivative instruments which increased our cost of goods sold.

General and Administrative Expenses

Our general and administrative expenses were greater for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 due to an increase in legal fees and consulting and professional services fees.

Other Income/Expense

We had more interest income during the six months ended March 31, 2017 compared to the six months ended March 31, 2016 due to having more cash on hand during the 2017 period. We had more other income during the six months ended March 31, 2017 compared to the six months ended March 31, 2016 due to a greater capital account refund from RPMG, our marketer. In addition, we had less interest expense during the six months ended March 31, 2017 compared to the six months ended March 31, 2016 because we had less borrowings on our credit facilities.

Changes in Financial Condition for the Six Months Ended March 31, 2017

Current Assets. We had more cash and equivalents at March 31, 2017 compared to September 30, 2016 primarily due to increased net income and an increase in our accrued expenses due to deferred corn payments owed to our corn suppliers in our 2017 fiscal year. We had more restricted cash at March 31, 2017 compared to September 30, 2016 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had more accounts receivable at March 31, 2017 compared to September 30, 2016. We had more inventory on hand at March 31, 2017 compared to September 30, 2016 due primarily to having more corn inventory at March 31, 2017.

Property, Plant and Equipment. The value of our property, plant and equipment was higher at March 31, 2017 compared to September 30, 2016 primarily due to the purchase of land adjacent to the plant site along with the purchase of a new truck and trailer for corn oil loading.

Current Liabilities. Our accounts payable was lower at March 31, 2017 compared to September 30, 2016 due to having fewer corn payables at March 31, 2017. Our accrued expenses were significantly higher at March 31, 2017 compared to September 30, 2016 because we had more deferred corn payments owed to our corn suppliers at March 31, 2017 compared to September 30, 2016. Our unrealized loss on our derivative instrument positions was smaller at March 31, 2017 compared to September 30, 2016 which decreased our commodity derivative instrument liability.

Long-term Liabilities. Our long-term liabilities were lower at March 31, 2017 compared to September 30, 2016 because of capital lease payments we made during our 2017 fiscal year.

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

The following table shows cash flows for the six months ended March 31, 2017 and 2016:

	2017 (unaudited)	2016 (unaudited)
Net cash provided by operating activities	$11,447,388	$8,363,902
Net cash (used in) investing activities	(228,096)	(163,251)
Net cash (used in) financing activities	(716,071)	(9,844,034)
Net increase (decrease) in cash	$10,503,221	$(1,643,383)
Cash and cash equivalents, end of period	$20,777,387	$3,447,279

Cash Flow from Operations

Our operations provided more cash during the six months ended March 31, 2017 compared to the same period of our 2016 fiscal year due primarily to increased net income and an increase in our accrued expenses related to our corn purchases during the 2017 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the six months ended March 31, 2017 compared to the same period of our 2016 fiscal year due to the completion of railroad track improvements. During the 2016 period, our primary capital project was a project to widen the road leading to the plant.

Cash Flow from Financing Activities

We used less cash for financing activities during the six months ended March 31, 2017 compared to the same period of our 2016 fiscal year due to fewer debt payments and distributions during the 2017 period, partially offset by cash we used for unit repurchases during the 2017 period.

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

Capital Expenditures

The Company had less than $5,000 in construction in progress as of March 31, 2017. During the six months ended March 31, 2017, we placed in service approximately $3.5 million in capital projects with the majority of these costs related to the purchase of land adjacent to the plant site.

Capital Resources

Revolving Loan

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced a similar revolving loan we had with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At March 31, 2017, we had $0 available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of March 31, 2017. Interest accrued on the Revolving Loan as of March 31, 2017 at a rate of 2.77%.

Restrictive Covenants

The Revolving Loan is subject to certain financial covenants as set forth in the Credit Agreement. The most significant financial covenants require us to maintain a fixed charge coverage ratio of no less than 1.25:1.00 and a current ratio of no less than 1.50:1.00. Our fixed charge coverage ratio measures our ability to pay our fixed expenses. Our current ratio measures our liquidity and ability to pay short-term and long-term obligations.

As of March 31, 2017, we were in compliance with our loan covenants.

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

As of March 31, 2017, we had no fixed corn purchase contracts and we had corn futures and option contracts for approximately 9.71 million bushels of corn.  As of March 31, 2017 we had an unrealized loss of approximately $324,000 related to our corn futures and option contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of March 31, 2017, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	59,090,000	Gallons	10%	$(8,272,600)
Corn	9,258,000	Bushels	10%	$(3,240,000)
Natural gas	1,664,000	MMBtu	10%	$(416,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended September 30, 2016, included in our annual report on Form 10-K.

If Brazil implements a tariff on U.S. produced ethanol, it could negatively impact market ethanol prices. Brazil is currently the largest importer of ethanol produced in the United States. However, recently the Brazilian government has discussed implementing a tariff on ethanol produced in the United States and exported to Brazil. Due to current ethanol production levels in the United States, the market price of ethanol has been supported by exports of ethanol. Further, additional ethanol capacity is being constructed which may further increase the domestic supply of ethanol. If Brazil implements a tariff on U.S. ethanol, it could lead to an oversupply of ethanol in the United States which could negatively impact domestic ethanol prices. Ethanol prices may decrease to a level which does not allow us to operate the ethanol plant profitably.

Many ethanol producers are expanding their production capacity which could lead to an oversupply of ethanol in the United States. Recently, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions could result in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed may exceed current domestic and export demand. If an oversupply of ethanol were to occur, it could negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Purchases By the Company.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of the Units that May Yet Be Purchased Under the Plans or Programs
October 2016	None.	None.	None.	None.
November 2016	None.	None.	None.	None.
December 2016	564,963	$1.00	None.	None.
January 2017	116,857	$1.00	None.	None.
February 2017	None.	None.	None.	None.
March 2017	None.	None.	None.	None.
Total	681,820	$1.00	None.	None.
*681,820 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibits
10.1	CEO Employment Agreement*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2017 and September 30, 2016, (ii) Statements of Operations for the three and six months ended March 31, 2017 and 2016, (iii) Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 11, 2017	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2017	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)