Form 10-Q
period 2017-06-30
RED TRAIL ENERGY, LLC
filed 2017-08-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, there were 41,466,340 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2017	September 30, 2016
	(Unaudited)
Current Assets
Cash and equivalents	$15,889,129	$10,274,166
Restricted cash - margin account	3,935,804	2,661,331
Accounts receivable, primarily related party	4,219,682	3,639,317
Other receivables	—	64,872
Inventory	15,933,705	7,983,906
Prepaid expenses	70,982	57,812
Total current assets	40,049,302	24,681,404

Property, Plant and Equipment
Land	1,342,381	836,428
Land improvements	4,266,953	4,266,953
Buildings	8,036,031	7,836,031
Plant and equipment	86,087,586	83,243,945
Construction in progress	720,612	4,800
	100,453,563	96,188,157
Less accumulated depreciation	52,470,254	48,963,454
Net property, plant and equipment	47,983,309	47,224,703

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,042,895	3,040,304
Deposits	40,000	40,000
Total other assets	3,687,895	3,685,304

Total Assets	$91,720,506	$75,591,411

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2017	September 30, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$21,086,907	$2,187,886
Accrued expenses	976,934	5,452,506
Commodities derivative instruments, at fair value (see note 2)	126,650	215,700
Accrued loss on firm purchase commitments (see note 7)	—	74,000
Current maturities of notes payable	2,612	2,597
Total current liabilities	22,193,103	7,932,689

Long-Term Liabilities
Notes payable	3,577	5,538

Members’ Equity (41,466,340 and 40,148,160 as of June 30, 2017 and September 30, 2016, respectively, of Class A Membership Units issued and outstanding)	69,523,826	67,653,184

Total Liabilities and Members’ Equity	$91,720,506	$75,591,411

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues, primarily related party	$28,536,654	$26,789,485	$85,616,060	$78,245,021

Cost of Goods Sold
Cost of goods sold	26,132,798	22,792,677	80,146,245	71,453,566
Lower of cost or market inventory adjustment	—	—	—	583,392
Loss on firm purchase commitments	—	50,000	—	50,000
Total Cost of Goods Sold	26,132,798	22,842,677	80,146,245	72,086,958

Gross Profit	2,403,856	3,946,808	5,469,815	6,158,063

General and Administrative Expenses	565,397	654,063	2,004,142	1,904,987

Operating Income	1,838,459	3,292,745	3,465,673	4,253,076

Other Income (Expense)
Interest income	37,297	17,696	80,275	38,844
Other income	25,277	15,473	664,009	636,357
Interest expense	(12)	—	(41)	(114,567)
Total other income (expense), net	62,562	33,169	744,243	560,634

Net Income	$1,901,021	$3,325,914	$4,209,916	$4,813,710

Weighted Average Units Outstanding
Basic	41,466,340	40,148,160	41,451,005	40,148,160

Diluted	41,466,340	40,148,160	41,451,005	40,148,160

Net Income Per Unit
Basic	$0.05	$0.08	$0.10	$0.12

Diluted	$0.05	$0.08	$0.10	$0.12

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016
Cash Flows from Operating Activities
Net income	$4,209,916	$4,813,710
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,506,800	3,411,547
Change in fair value of derivative instruments	(89,050)	(898,234)
Lower of cost or market inventory adjustment	—	(583,392)
Loss on firm purchase commitments	—	50,000
Noncash patronage equity	(2,591)	(8,207)
Change in operating assets and liabilities:
Restricted cash	(1,274,474)	(4,428,984)
Accounts receivable	(580,365)	(606,410)
Other receivables	64,872	1,790,770
Inventory	(7,949,799)	1,122,552
Prepaid expenses	(13,170)	(12,784)
Accounts payable	18,899,021	(1,169,535)
Accrued expenses	(4,475,572)	1,753,833
Accrued purchase commitment losses	(74,000)	(11,000)
Net cash provided by operating activities	12,221,588	5,223,866

Cash Flows from Investing Activities
Capital expenditures	(945,406)	(469,240)
Net cash (used in) investing activities	(945,406)	(469,240)

Cash Flows from Financing Activities
Dividends paid	(4,977,453)	(4,012,042)
Unit repurchase	(681,820)	—
Debt repayments	(1,946)	(5,830,146)
Net cash (used in) financing activities	(5,661,219)	(9,842,188)

Net Increase (Decrease) in Cash and Equivalents	5,614,963	(5,087,562)
Cash and Equivalents - Beginning of Period	10,274,166	5,090,662
Cash and Equivalents - End of Period	$15,889,129	$3,100

Supplemental Disclosure of Cash Flow Information
Interest paid	$41	$138,570
Units issued in exchange for property	$3,320,000	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2017

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The Company has evaluated the new standard and anticipates a change in the reporting of revenue as enhanced disclosures will be required. The Company does not anticipate a significant impact on our financial statements due to the nature of our revenue streams and our revenue recognition policy.

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
FOR THE PERIOD ENDED JUNE 30, 2017

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

As of:	June 30, 2017 (unaudited)				September 30, 2016
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	603	3,015,000	bushels	$(126,650)	252	1,260,000	bushels	$(104,450)
Corn options	—	—	bushels	$—	2,000	10,000,000	bushels	$(111,250)
Total fair value				$(126,650)				$(215,700)
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2017

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2017 and September 30, 2016:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2017 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$126,650
Total derivatives not designated as hedging instruments for accounting purposes	$—	$126,650

Balance Sheet - as of September 30, 2016	Asset	Liability
Commodity derivative instruments, at fair value	$—	$215,700
Total derivatives not designated as hedging instruments for accounting purposes	$—	$215,700

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended June 30, 2017 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2016 (unaudited)	Amount of gain(loss) recognized in income during the nine months ended June 30, 2017 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2016 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$182,791	$4,491,692	$947,046	$4,841,356
Ethanol derivative instruments	Revenue	—	(156,030)	306,180	(145,404)
Soybean oil derivative instruments	Revenue	(4,164)	93,240	70,518	12,966
Natural gas derivative instruments	Cost of Goods Sold	—	—	10,780	184,540
Total		$178,627	$4,428,902	$1,334,524	$4,893,458

3. INVENTORY
Inventory is valued at the lower of cost or market. Inventory values as of June 30, 2017 and September 30, 2016 were as follows:

As of	June 30, 2017 (unaudited)	September 30, 2016
Raw materials, including corn, chemicals and supplies	$12,245,561	$3,295,435
Work in process	1,035,836	754,096
Finished goods, including ethanol and distillers grains	530,421	1,881,560
Spare parts	2,121,887	2,052,815
Total inventory	$15,933,705	$7,983,906

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2017

Lower of cost or market adjustments for the three and nine months ended June 30, 2017 and 2016 were as follows:

	For the three months ended June 30, 2017 (unaudited)	For the three months ended June 30, 2016 (unaudited)	For the nine months ended June 30, 2017 (unaudited)	For the nine months ended June 30, 2016 (unaudited)
Loss on firm purchase commitments	$—	$50,000	$—	$50,000
Loss on lower of cost or market adjustment for inventory on hand	$—	$—	$—	$583,392
Total loss on lower of cost or market adjustments	$—	$50,000	$—	$633,392

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2017, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, approximated market price. Based on this information, the Company has no estimated loss on firm purchase commitments for the three and nine months ended June 30, 2017 and an estimated loss of $50,000 for the three and nine months ended June, 30 2016. The loss would have been recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

4. BANK FINANCING

As of	June 30, 2017 (unaudited)	September 30, 2016
Capital lease obligations (Note 6)	$6,189	$8,135
Total Long-Term Debt	6,189	8,135
Less amounts due within one year	2,612	2,597
Total Long-Term Debt Less Amounts Due Within One Year	$3,577	$5,538

The Company had a $10 million operating line-of-credit with First National Bank of Omaha that matured on March 20, 2017.

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced the revolving loan we had with First National Bank of Omaha. The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At June 30, 2017, we had $0 available on the Revolving Loan, taking into account the borrowing base calculation. Due to having no availability, we had $0 drawn on the Revolving Loan as of June 30, 2017. The variable interest rate on June 30, 2017 was 3.02%. Of the $10 million revolving line-of-credit, the Company was not allowed to draw $687,597 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment. See note 6 for the Company's additional future minimum lease commitments.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of June 30, 2017, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and September 30, 2016, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2017

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2017 (unaudited)	Fair Value as of June 30, 2017 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$126,650	$126,650	$126,650	$—	$—
Total	$126,650	$126,650	$126,650	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2016	Fair Value as of September 30, 2016	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$215,700	$215,700	$215,700	$—	$—
Total	$215,700	$215,700	$215,700	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

6. LEASES

The Company leases equipment under operating and capital leases through January 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $136,000 and $139,000 for the three months ended June 30, 2017 and 2016, respectively and $395,000 and $396,000 for the nine months ended June 30, 2017 and 2016, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	June 30, 2017 (unaudited)	September 30, 2016
Equipment	$483,488	$483,488
Less accumulated amortization	(114,665)	(98,570)
Net equipment under capital lease	$368,823	$384,918

At June 30, 2017, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2017

	Operating Leases	Capital Leases
2017	$456,643	$2,612
2018	350,793	2,632
2019	260,423	945
2020	201,623	—
2021	132,600	—
Thereafter	77,350	—
Total minimum lease commitments	$1,479,432	6,189
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$6,189

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2017, the Company had various fixed price contracts for the purchase of approximately 1.2 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $4.0 million related to the 1.2 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 38,000 bushels of corn that have been delivered to the Plant. The purchase price of these bushels will be set at the time of pricing the contracts at the September 2017 index price less basis. The estimated accrued payable for these bushels is $130,000. The deadline for pricing these 38,000 bushels is August 31, 2017.

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

	June 30, 2017 (unaudited)	September 30, 2016
Balance Sheet
Accounts receivable	$4,028,830	$3,472,359
Accounts Payable	12,921,307	—
Accrued Expenses	23,781	1,672,349

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2017

	For the three months ended June 30, 2017 (unaudited)	For the three months ended June 30, 2016 (unaudited)	For the nine months ended June 30, 2017 (unaudited)	For the nine months ended June 30, 2016 (unaudited)
Statement of Operations
Revenues	$27,795,610	$25,750,633	$82,706,618	$79,679,795
Cost of goods sold	7,674	112,172	37,625	139,815
General and administrative	17,990	21,929	51,038	61,270
Other income/expense	—	583,739	247,307	1,167,478
Inventory Purchases	$15,395,091	$6,639,058	$35,060,321	$16,163,517

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

The Company anticipates that the results of operations during the remainder of fiscal year 2017 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets and demand for corn from the ethanol industry.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2017

Unit Purchases By the Company.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of the Units that May Yet Be Purchased Under the Plans or Programs
October 2016	None	None	None	None
November 2016	None	None	None	None
December 2016	564,963	$1.00	None	None
January 2017	116,857	$1.00	None	None
February 2017	None	None	None	None
March 2017	None	None	None	None
April 2017	None	None	None	None
May 2017	None	None	None	None
June 2017	None	None	None	None
Total	681,820	$1.00	None	None
*681,820 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

11. SUBSEQUENT EVENT

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2017, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. While the EPA's final renewable volume obligations for corn-based ethanol for 2017 and the proposed renewable volume obligations 2018 equal the statutory standard for corn-based ethanol, it is possible that the EPA could reduce this requirement in the future. Any reduction in the renewable volume obligations for corn-based ethanol could negatively impact ethanol prices and demand, and could result in reduced operating margins in the future.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017 (Unaudited)		Three Months Ended June 30, 2016 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$28,536,654	100.00	$26,789,485	100.00
Cost of Goods Sold	26,132,798	91.58	22,842,677	85.27
Gross Profit	2,403,856	8.42	3,946,808	14.73
General and Administrative Expenses	565,397	1.98	654,063	2.44
Operating Income	1,838,459	6.44	3,292,745	12.29
Other Income (Expense)	62,562	0.22	33,169	0.12
Net Income	$1,901,021	6.66	$3,325,914	12.41

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2017 and 2016.

	Three Months ended June 30, 2017 (unaudited)	Three Months ended June 30, 2016 (unaudited)
Production:
Ethanol sold (gallons)	16,344,034	14,667,096
Dried distillers grains sold (tons)	33,858	30,047
Modified distillers grains sold (tons)	19,864	16,307
Corn oil sold (pounds)	4,308,180	3,540,560
Revenues:
Ethanol average price per gallon (net of hedging)	$1.42	$1.45
Dried distillers grains average price per ton	92.76	117.95
Modified distillers grains average price per ton	49.87	57.13
Corn oil average price per pound	0.25	0.26
Primary Inputs:
Corn ground (bushels)	5,719,865	5,156,648
Natural gas (MMBtu)	418,783	533,092
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.31	$3.95
Natural gas average price per MMBtu (net of hedging)	2.78	1.73
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.088	$0.080
Denaturant cost	0.037	0.028
Electricity cost	0.048	0.045
Direct labor cost	0.052	0.062

Revenue

Our revenue was higher for the third quarter of our 2017 fiscal year compared to the same period of our 2016 fiscal year due to an increase in the volume of ethanol, distillers grains and corn oil we sold partially offset by lower average sales prices for our products during the 2017 period. During the third quarter of our 2017 fiscal year, approximately 81.2% of our total revenue was derived from ethanol sales, approximately 14.5% was from distillers grains sales and approximately 3.8% was from corn oil sales. During the third quarter of our 2016 fiscal year, approximately 79.5% of our total revenue was derived from ethanol sales, approximately 16.7% was from distillers grains sales and approximately 3.4% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 2.1% less during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year. Management attributes this decrease in the price we received for our ethanol during the third quarter of our 2017 fiscal year to lower market corn prices and increased ethanol supply in the market. Management anticipates that ethanol prices will continue at their current levels provided that market ethanol supplies do not increase significantly. Many ethanol producers are expanding their production capacity, which, along with the Chinese ethanol tariff, could negatively impact the supply and demand balance for ethanol. If the supply of ethanol exceeds demand, it could result in lower market ethanol prices. The United States ethanol industry is continuing to work to open export markets for ethanol which may positively impact domestic ethanol prices. Export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility.

We sold more gallons of ethanol during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year due to increased production from our increased operating capacity at the plant and improved operating efficiency in the 2017 period. Management anticipates that our ethanol production and sales will continue to be higher during our 2017 fiscal year compared to our 2016 fiscal year due to the plant improvements we made which increased our total production capacity. In addition, the amount of ethanol we produced per bushel of corn we ground increased for the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year, which positively impacted our profitability. We continue to work to maximize the additional production capacity of our ethanol plant and improve our ethanol production efficiency.

From time to time we enter into forward sales contracts for our products. At June 30, 2017, we had no ethanol futures contracts and we had no realized loss or gain on ethanol futures contracts during the third quarter of our 2017 fiscal year. Ethanol futures contracts for the third quarter of our 2016 fiscal year resulted in a loss of approximately $156,000.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average prices we received for both our dried and modified distillers grains were lower during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year. Management attributes these decreases to lower export demand for distillers grains along with increased corn supply which typically has an impact on the market price of distillers grains. Management anticipates distillers grains prices will remain lower during the remaining quarter of our 2017 fiscal year and into our 2018 fiscal year as a result of the Chinese tariffs along with increased corn availability.

We produced and sold more total tons of distillers grains during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year due to increased overall production at the ethanol plant during the third quarter of our 2017 fiscal year. However, the increase in distillers grains production was impacted by increased corn oil production. As we extract more corn oil from our distillers grains, it results in less volume of distillers grains we have for sale. In addition, we produced more gallons of ethanol per bushel of corn which also results in decreased distillers grains production. Management anticipates relatively stable distillers grains production going forward due to anticipated increases in our ethanol conversion efficiency and increased production of corn oil, partially offset by anticipated increased ethanol production due to our plant improvement projects.

Corn Oil

The total pounds of corn oil we sold was higher during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year due to increased efficiency in extracting corn oil during the 2017 period along with increased total production at the ethanol plant during the 2017 period. Management anticipates that our corn oil production will continue to be higher during our 2017 fiscal year compared to our 2016 fiscal year due to increased corn oil extraction efficiency and anticipated higher total production at the ethanol plant. The average price we received for our corn oil was slightly lower during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year due primarily to decreased corn oil demand from the biodiesel industry.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was higher for the third quarter of our 2017 fiscal year as compared to the third quarter of our 2016 fiscal year due primarily to a significant derivative instrument gain we experienced during our 2016 fiscal year which decreased our cost of goods sold. The increase in our cost of goods sold was greater than the increase in our revenue during the third quarter of our 2017 fiscal year as compared to the third quarter of our 2016 fiscal year, which decreased our profitability.

Corn Costs

Our cost of goods sold related to corn was less for the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year due to the net effect of increased corn consumption offset by decreased average corn costs per bushel, before taking into account our hedge positions. For the third quarter of our 2017 fiscal year, we used approximately 10.9% more bushels of corn compared to the third quarter of our 2016 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 15.3% less for the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year. In addition, during the third quarter of our 2017 fiscal year, we had a realized gain of approximately $182,000 for our corn derivative instruments which only slightly decreased our cost of goods sold. For the third quarter of our 2016 fiscal year, we had a realized gain of approximately $4,491,000 for our corn derivative instruments which greatly decreased our cost of goods sold. Management anticipates that we will consume more corn in the future due to our natural gas conversion project which allows us to produce more of our products. Management anticipates that corn prices will remain relatively stable during our 2017 fiscal year due to ample corn supplies and relatively stable corn demand. Management anticipates that corn prices will increase during the beginning of our 2018 fiscal year due to drought conditions in our geographical area.

Energy Costs

We consumed approximately 21.4% less MMBtu of natural gas during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year, despite our increased production, due to efficiency improvements we experienced at the ethanol plant along with producing more modified distillers grains compared to dried distillers grains. Our average cost per MMBtu of natural gas was approximately 60.7% greater during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year due to increased market natural gas prices.

General and Administrative Expenses

Our general and administrative expenses were lower for the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year due to a decrease in our accounts receivable bad debts expense.

Other Income/Expense

We had more interest income during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year due to having greater cash balances during our 2017 fiscal year. We had more other income during the third quarter of our 2017 fiscal year compared to the third quarter of our 2016 fiscal year due to an increased capital account refund we received from our marketer during the 2017 fiscal year.

Results of Operations for the Nine Months Ended June 30, 2017 and 2016

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30, 2017 (Unaudited)		Nine Months Ended June 30, 2016 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$85,616,060	100.00	$78,245,021	100.00
Cost of Goods Sold	80,146,245	93.61	72,086,958	92.13
Gross Profit	5,469,815	6.39	6,158,063	7.87
General and Administrative Expenses	2,004,142	2.34	1,904,987	2.43
Operating Income	3,465,673	4.05	4,253,076	5.44
Other Income (Expense)	744,243	0.87	560,634	0.72
Net Income	$4,209,916	4.92	$4,813,710	6.15

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2017 and 2016.

	Nine Months ended June 30, 2017 (unaudited)	Nine Months ended June 30, 2016 (unaudited)
Production:
Ethanol sold (gallons)	49,036,181	45,108,167
Dried distillers grains sold (tons)	83,480	88,260
Modified distillers grains sold (tons)	81,927	66,208
Corn oil sold (pounds)	12,924,780	10,540,483
Revenues:
Ethanol average price per gallon (net of hedging)	$1.42	$1.34
Dried distillers grains average price per ton	99.67	121.14
Modified distillers grains average price per ton	46.44	60.40
Corn oil average price per pound	0.26	0.24
Primary Inputs:
Corn ground (bushels)	17,103,310	16,138,519
Natural gas (MMBtu)	1,225,419	1,230,882
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.47	$3.57
Natural gas average price per MMBtu (net of hedging)	2.86	2.40
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.084	$0.091
Denaturant cost	0.033	0.029
Electricity cost	0.045	0.044
Direct labor cost	0.059	0.060

Revenue

Our revenue was greater for the nine months ended June 30, 2017 compared to the same period of our 2016 fiscal year due to an increase in our total production along with higher average ethanol and corn oil prices during the 2017 period. These changes were partially offset by decreased average prices we received for our distillers grains. During the nine months ended June 30, 2017, approximately 81.6% of our total revenue was derived from ethanol sales, approximately 14.2% was from distillers grains sales and approximately 3.9% was from corn oil sales. During the nine months ended June 30, 2016, approximately 77.5% of our total revenue was derived from ethanol sales, approximately 18.8% was from distillers grains sales and approximately 3.2% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 5.97% greater during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. Management attributes this increase in the price we received for our ethanol during the nine months ended June 30, 2017 to increased market gasoline prices which can impact market ethanol prices. We sold more gallons of ethanol during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 due to increased production. In addition, the amount of ethanol we produced per bushel of corn we ground increased for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016, which positively impacted our profitability. We continue to work to maximize the additional production capacity of our ethanol plant and improve our ethanol production efficiency.

From time to time we enter into forward sales contracts for our products. Ethanol futures contracts resulted in a gain of approximately $306,000 during the nine months ended June 30, 2017 which increased our revenue. We had a realized loss of approximately $145,000 on our ethanol futures contracts for the nine months ended June 30, 2016 which decreased our revenue.

Distillers Grains

The average price we received for our dried distillers grains was approximately 17.72% lower during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. Management attributes this decrease in dried distillers grains prices with lower export demand for distillers grains due to the Chinese anti-dumping and countervailing duty tariffs, along with increased corn supply. The average price we received for our modified distillers grains was approximately 23.11% lower during the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016.

We produced and sold more total tons of distillers grains during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 due to increased overall production at the ethanol plant during the nine months ended June 30, 2017. However, the increase in distillers grains production was less than the increase in our ethanol production because we produced more pounds of corn oil which reduces the total tons of distillers grains we produce. In addition, we produced more gallons of ethanol per bushel of corn which also results in decreased distillers grains production.

Corn Oil

The total pounds of corn oil we sold was approximately 22.62% greater during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 due to increased efficiency in extracting corn oil during the 2017 period along with increased total production at the ethanol plant during the 2017 period. The average price we received for our corn oil was approximately 8.33% greater during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.

Cost of Goods Sold

Our cost of goods sold was greater for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 due primarily to a larger gain on our corn derivative instruments during the 2016 compared to the 2017 period. The increase in our cost of goods was more than the increase in our revenue during the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 which decreased our profitability.

Corn Costs

Our cost of goods sold related to corn was greater for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 due to increased corn consumption along with a decrease in our average corn costs per bushel, before taking into account our hedge positions. For the nine months ended June 30, 2017, we used approximately 5.98% more bushels of corn compared to the nine months ended June 30, 2016. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 2.80% less for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. In addition, during the nine months ended June 30, 2017, we had a realized gain of approximately $947,000 for our corn derivative instruments which decreased our cost of goods sold. By comparison, for the nine months ended June 30, 2016, we had a realized gain of approximately $4,841,000 for our corn derivative instruments which decreased our cost of goods sold.

Energy Costs

We consumed approximately 0.44% less MMBtu of natural gas during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016, due to our energy efficiency projects and increased production of modified distillers grains. In addition, our average cost per MMBtu of natural gas was approximately 19.17% greater during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. During the nine months ended June 30, 2017, we had a realized gain of approximately $11,000 for our natural gas derivative instruments which decreased our cost of goods sold. By comparison, for the nine months ended June 30, 2016, we had a realized gain of approximately $185,000 for our natural gas derivative instruments which decreased our cost of goods sold.

General and Administrative Expenses

Our general and administrative expenses were greater for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 due to an increase in legal fees and consulting and professional services fees.

Other Income/Expense

We had more interest income during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 due to having more cash on hand during the 2017 period. We had more other income during the nine months ended June 30,

2017 compared to the nine months ended June 30, 2016 due to a greater capital account refund from RPMG, our marketer. In addition, we had less interest expense during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 because we had less borrowings on our credit facilities.

Changes in Financial Condition for the Nine Months Ended June 30, 2017

Current Assets. We had more cash and equivalents at June 30, 2017 compared to September 30, 2016 primarily due to an increase in our accounts payable due to deferred corn payments owed to our corn suppliers in our 2017 fiscal year. We had more restricted cash at June 30, 2017 compared to September 30, 2016 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had more accounts receivable at June 30, 2017 compared to September 30, 2016. We had more inventory on hand at June 30, 2017 compared to September 30, 2016 due primarily to having more corn inventory at June 30, 2017.

Property, Plant and Equipment. The value of our property, plant and equipment was higher at June 30, 2017 compared to September 30, 2016 primarily due to the purchase of land adjacent to the plant site along with the purchase of a new truck and trailer for corn oil loading.

Current Liabilities. Our accounts payable was significantly higher at June 30, 2017 compared to September 30, 2016 due to having more corn payables at June 30, 2017. Our accrued expenses were lower at June 30, 2017 compared to September 30, 2016 because we had fewer deferred corn payments owed to our corn suppliers at June 30, 2017 compared to September 30, 2016.

Long-term Liabilities. Our long-term liabilities were less at June 30, 2017 compared to September 30, 2016 because of capital lease payments we made during our 2017 fiscal year.

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

The following table shows cash flows for the nine months ended June 30, 2017 and 2016:

	2017 (unaudited)	2016 (unaudited)
Net cash provided by operating activities	$12,221,588	$5,223,866
Net cash (used in) investing activities	(945,406)	(469,240)
Net cash (used in) financing activities	(5,661,219)	(9,842,188)
Net increase (decrease) in cash	$5,614,963	$(5,087,562)
Cash and cash equivalents, end of period	$15,889,129	$3,100

Cash Flow from Operations

Our operations provided more cash during the nine months ended June 30, 2017 compared to the same period of our 2016 fiscal year due primarily to an increase in our accounts payable related to our corn purchases during the 2017 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the nine months ended June 30, 2017 compared to the same period of our 2016 fiscal year due to the completion of railroad track improvements. During the 2016 period, our primary capital project was a project to widen the road leading to the plant.

Cash Flow from Financing Activities

We used less cash for financing activities during the nine months ended June 30, 2017 compared to the same period of our 2016 fiscal year due to fewer debt payments during the 2017 period, partially offset by cash we used for unit repurchases during the 2017 period and more cash we used for distributions.

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

Capital Expenditures

The Company had approximately $721,000 in construction in progress as of June 30, 2017 primarily relating to projects to upgrade the cooling towers. During the nine months ended June 30, 2017, we placed in service approximately $3.5 million in capital projects with the majority of these costs related to the purchase of land adjacent to the plant site.

Capital Resources

Revolving Loan

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced a similar revolving loan we had with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At June 30, 2017, we had $0 available on the Revolving Loan, taking into account the borrowing base calculation. Due to having no availability, we had $0 drawn on the Revolving Loan as of June 30, 2017. Interest accrued on the Revolving Loan as of June 30, 2017 at a rate of 3.02%.

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

As of June 30, 2017, we were in compliance with our loan covenants.

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

As of June 30, 2017, we had no fixed corn purchase contracts and we had corn futures and option contracts for approximately 3.02 million bushels of corn.  As of June 30, 2017 we had an unrealized loss of approximately $127,000 related to our corn futures and option contracts.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our expected corn usage will be between 18 million and 22 million bushels per calendar year for the production of approximately 50 million to 61 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2017, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	60,350,000	Gallons	10%	$(8,449,000)
Corn	17,350,000	Bushels	10%	$(6,072,000)
Natural gas	1,664,000	MMBtu	10%	$(483,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Distillers grains demand and prices may be negatively impacted by the Chinese anti-dumping and anti-subsidy duties. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties. The anti-dumping duties range from 42.2% to 53.7%. The final anti-subsidy tariffs range from 11.2% to 12%. Both during the investigation and after the announcement of the duties, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2017 and September 30, 2016, (ii) Statements of Operations for the three and nine months ended June 30, 2017 and 2016, (iii) Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 14, 2017	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2017	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)