Form 10-K
period 2017-09-30
RED TRAIL ENERGY, LLC
filed 2017-12-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2017

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2017 was $35,052,383.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 15, 2017, there were 41,466,340 Class A Membership Units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	The reduction or elimination of the renewable fuels use requirement in the Federal Renewable Fuels Standard (RFS);

•	The Chinese anti-dumping duty and its impact on world distillers grains markets;

•	The Brazilian ethanol import duty and its impact on world ethanol demand and prices;

•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;

•	An unfavorable spread between the market price of our products and our feedstock costs;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of our raw materials, particularly corn and natural gas;

•	Changes in or lack of availability of credit;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

PART I

ITEM 1.    BUSINESS

Business Development

Red Trail Energy, LLC was formed as a North Dakota limited liability company in July of 2003, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Richardton, North Dakota in western North Dakota. References to "we," "us," "our" and the "Company" refer to Red Trail Energy, LLC. We began production in January 2007.

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

In March 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). As part of this transaction, we signed a Credit Agreement dated March 17, 2017 (the "Credit Agreement"). The Revolving Loan replaces our credit facilities with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. The Revolving Loan is subject to certain financial covenants as set forth in the Credit Agreement. The most significant financial covenants require us to maintain a fixed charge coverage ratio of no less than 1.25:1.00 and a current ratio of no less than 1.50:1.00. Our fixed charge coverage ratio measures our ability to pay our fixed expenses. Our current ratio measures our liquidity and ability to pay short-term and long-term obligations.

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

Product	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Ethanol	82%	78%	81%
Distillers Grains	14%	19%	17%
Corn Oil	4%	3%	2%

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. Ethanol blended fuel is typically designated in the marketplace according to the percentage of the fuel that is ethanol, with the most common fuel blend being E10, which contains 10% ethanol. The United States Environmental Protection Agency (the "EPA") has approved the use of gasoline blends that contain 15% ethanol, or E15, for use in all vehicles manufactured in model year 2001 and later. In addition, flexible fuel vehicles can use gasoline blends that contain up to 85% ethanol called E85.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein animal feed supplement primarily marketed to the dairy and beef industry. We produce two forms of distillers grains: distillers dried grains and modified distillers grains. Modified distillers grains is processed corn mash that has been dried to approximately 50% moisture which has a shelf life of approximately seven days and is often sold to nearby markets. Distillers dried grains is processed corn mash that has been dried to approximately 10% moisture. It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.

Corn Oil

In March 2012, we commenced operating our corn oil extraction equipment. The corn oil that we are capable of producing is not food grade corn-oil and it cannot be used for human consumption. The primary uses of the corn oil that we produce are for animal feed, industrial uses and biodiesel production.

Principal Product Markets

We market nearly all of our products through a professional third party marketer, RPMG, Inc. ("RPMG"). The only products we sell which are not marketed by RPMG are certain modified distillers grains which we market internally to local customers. RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We are a part owner of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer.  Except for the modified distillers grains we market locally, RPMG decides where our products are marketed and sold. Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. Recently, the United States has exported a significant amount of distillers grains to Mexico, Turkey, South Korea, Thailand, China and Canada. In addition, the United States exported significant amounts of ethanol to Canada, Brazil, India, China, South Korea, the Philippines and Peru.

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

We sell and market the ethanol, distillers grains and corn oil produced at the plant through normal and established markets, including local, regional and national markets. Our products are primarily shipped by rail and by truck in our local market. We have separate marketing agreements with RPMG for our ethanol, distillers grains and corn oil. Whether or not our products are sold in local markets will depend on decisions made by RPMG, except for the modified distillers grains which we internally market locally. Local markets are evaluated on a case-by-case basis.

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

Distillers Grains

On August 29, 2013, we executed a distillers grain marketing agreement with RPMG effective starting on October 1, 2013. Pursuant to the marketing agreement, RPMG markets all of the dried distillers grains we produce and we will continue to internally market our modified distillers grains. Due to the fact that we are a part owner of RPMG, LLC, RPMG will only charge us its actual cost of marketing our distillers grains to its customers.  The initial term of the marketing agreement was one year and thereafter the agreement renews for additional one year periods unless we elect not to renew the agreement. The agreement may be terminated by either party based on certain events described in the agreement or based on the bankruptcy or insolvency of either party.

We market and sell our modified distillers grains internally.  Substantially all of our sales of modified distillers grains are to local farmers and feed lots.

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

New Products and Services

We did not introduce any new products or services during our 2017 fiscal year.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 22 million bushels of corn during our 2017 fiscal year, or approximately 60,000 bushels per day, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During our 2017 fiscal year, we were able to secure sufficient corn to operate the plant and do not anticipate any problems securing enough corn during our 2018 fiscal year. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. Corn prices have been lower in recent years due to large corn crops harvested in each of the last four years. Further, growing conditions were favorable during 2017 which led to a large corn crop harvested in the fall of 2017. As a result of these large corn crops, we have not had difficulty securing the corn we require for our operations. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problem during our 2018 fiscal year.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

Corn prices are also impacted by world supply and demand, the price of other commodities, current and anticipated stocks, domestic and export prices and supports and the government's current and anticipated agricultural policy.  Corn prices have been volatile in the past and volatility could return to the market in the future. While we have experienced several years of very favorable corn crops with relatively flat corn demand which reduced market corn prices, if poor weather conditions lead to a decrease in the amount of corn produced in the future, it could result in corn price volatility and increased corn prices.

Natural Gas

Following our natural gas conversion project which was completed during the second quarter of our 2015 fiscal year, we use natural gas as the fuel source to power our ethanol plant. We are using natural gas to produce process steam and to dry our distillers grains products. Due to our close proximity to the Bakken oil field which produces a significant amount of natural gas, we anticipate that natural gas prices in our area will remain lower and the cost to transport the natural gas to our ethanol plant will be low. We entered into a natural gas supply agreement with Rainbow Gas Company which provides a supply of natural gas to the ethanol plant. We do not anticipate any difficulty securing the natural gas we require to operate the ethanol plant.

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

Electricity

The production of ethanol uses significant amounts of electricity. We entered into a contract with Roughrider Electric Cooperative to provide our needed electrical energy.   This contract was renewed in August 2017. This contract automatically renews unless either party gives notice of its intent not to renew the agreement.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year.  We anticipate receiving adequate water supplies during our 2018 fiscal year.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM, Inc. ("ICM") to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build the plant.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. Our primary sources of working capital are cash from our operations as well as our revolving line-of-credit with US Bank. Management anticipates that we will have sufficient working capital to operate at capacity during our 2018 fiscal year without seeking additional sources of equity or debt financing. However, if we experience unfavorable operating conditions during our 2018 fiscal year, it is possible we may need to secure additional sources of working capital.

Dependence on a Few Major Customers

As discussed above, we rely on RPMG for the sale and distribution of all of our ethanol, dried distillers grains and corn oil. Accordingly, we are highly dependent on RPMG for the successful marketing of most of our products. We anticipate that we would be able to secure alternate marketers should RPMG fail, however, a loss of our relationship with RPMG could significantly harm our financial performance.

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of October 27, 2017, the Renewable Fuels Association ("RFA") estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 16.1 billion gallons of ethanol annually. The RFA also estimates that approximately 3% of the ethanol production capacity in the United States is currently idled. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, Pacific Ethanol, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 47% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 500
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,616	10%
POET Biorefining	1,662	10%
Valero Renewable Fuels	1,400	9%
Green Plains Renewable Energy	1,461	9%
Flint Hills Resources	820	5%
Pacific Ethanol	533	3%
TOTAL	7,492	47%
Updated: October 27, 2017

Ethanol Competition

Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, we have experienced increased competition from oil companies who have purchased ethanol production facilities, including Valero Renewable Fuels and Flint Hills Resources, which are subsidiaries of larger energy companies. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices due to localized decreased corn production and supplies.

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. Further, in August 2017, Brazil instituted a quota and tariff on ethanol produced in the United States and exported to Brazil which also is likely to decrease the amount of ethanol Brazil has available for export. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

Finally, many ethanol producers are increasing their production capacities through expansion projects which are expected to start becoming operational during our 2018 fiscal year. These expansion projects may lead to an excess supply of ethanol in the market which could negatively impact market ethanol prices.

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

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on the ethanol use requirement in the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations ("RVO").

The statutory RVO for all renewable fuels for 2017 was 24 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. However, the EPA rule decreased the total RVO to 19.28 billion gallons and maintained the 15 billion gallon corn-based ethanol limit. On November 30, 2017, the final RVO for 2018 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons.

The ethanol industry believes that this significant departure from the statutory requirements for the RFS is not supported by the law and will have a significant negative impact on the ethanol industry. Management anticipates that there will be legal challenges to the EPA's final RVO release.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 143 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is approximately 14.3 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2017 fiscal year, we incurred costs and expenses of approximately $50,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal will reduce our environmental compliance costs.

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

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe which resulted in the imposition of a tariff on the imported ethanol. This tariff has in the past and may continue to result in decreased exports of ethanol to Europe thereby negatively impacting the market price of ethanol in the United States. The anti-dumping tariff is scheduled to expire in 2018 which may result in additional exports to the European Union during our 2018 fiscal year.

In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States.

Employees

As of December 15, 2017, we had 46 full-time employees. We anticipate that we will have approximately 47 full-time employees during the next 12 months.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products sold to our customers for our 2017, 2016 and 2015 fiscal years were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where our products are marketed and we have limited control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2018 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

Increases in the price of corn or natural gas would reduce our profitability. Our primary source of revenue is from the sale of ethanol, distillers grains and corn oil. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.

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

The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers. Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2017. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2018. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

Risks Related to the Ethanol Industry

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States has recently benefited from additional exports of ethanol which may not continue to occur during our 2018 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2018 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production, lower ethanol demand or lower overall gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Distillers grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33.8% and on September 30, 2016, an anti-subsidy duty of approximately 10% in response to this investigation. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties have resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. This reduction in demand could negatively impact our ability to profitably operate the ethanol plant.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles.  Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 143 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is 14.3 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry has reached and surpassed this blend wall.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol are a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15.  Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

If exports of ethanol are reduced, including as a result of the European Union tariff on U.S. ethanol, ethanol prices may be negatively impacted. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe due to current low ethanol prices, if ethanol prices increase, these exports to the European Union may cease as a result of the tariff. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, earlier this year, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On November 30, 2017, the EPA released the final RFS rule setting the 2018 total volume obligation at 19.29 billion gallons of which 15.0 billion gallon could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS in the future or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

ITEM 2. PROPERTIES

Our ethanol plant is located just east of the city limits of Richardton, North Dakota, and just north and east of the entrance/exit ramps to Interstate I-94. The plant complex is situated inside a footprint of approximately 25 acres of land which is part of an approximately 135 acre parcel.  We acquired ownership of the land in 2004 and 2005. Included in the immediate campus area of the plant are perimeter roads, buildings, tanks and equipment. An administrative building and parking area are located approximately 400 feet from the plant complex.  During 2008, we purchased an additional 10 acre parcel of land that is adjacent to our current property.  Our rail unloading facility and storage site was built on this property. During our 2012 fiscal year, we purchased an additional approximately 110 acres of land that is adjacent to our current property. During our 2017 fiscal year, we purchased approximately 338 acres of land which we will use as part of our rail yard allowing us to ship larger trains.

The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.  The ethanol plant was placed in service in January 2007 and is in excellent condition and is capable of functioning at 100 percent of its 50 million gallon name-plate production capacity.

All of our tangible and intangible property, real and personal, serves as the collateral for our senior credit facility with US Bank. Our senior credit facility is discussed in more detail under "ITEM 7. Management's Discussion and Analysis - Capital Resources."

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

As of December 15, 2017, there were 930 holders of record of our Class A membership units.

In December 2016 and January 2017 a total of 681,820 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2016 1st	$0.95	$1.00	$0.99	130,000
2016 2nd	$1.05	$1.10	$1.07	24,000
2016 3rd	$—	$—	$—	—
2016 4th	$1.05	$1.21	$1.16	360,000
2017 1st	$1.05	$1.21	$1.16	370,000
2017 2nd	$1.20	$1.31	$1.26	45,000
2017 3rd	$1.32	$1.45	$1.39	107,812
2017 4th	$1.35	$1.45	$1.41	59,500

DISTRIBUTIONS

We made a $0.10 per unit distribution for a total distribution of $4,014,895 during our 2016 fiscal year and made a distribution of $0.12 per unit during our 2017 fiscal year for a total distribution of $4,977,453. Distributions are payable at the discretion of our board, subject to the provisions of the North Dakota Limited Liability Company Act and our Member Control Agreement. A unit holder's distribution is determined based on their pro-rata ownership interest in the Company, by dividing the number of units owned by such unit holder by the total number of units outstanding.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since September 30, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on September 30, 2012. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Red Trail Energy, LLC, the NASDAQ Composite Index,
and SIC 2869

$350
$300
$250
$200
$150
$100
$50
$0
9/12
9/13
9/14
9/15
9/16
9/17
Red Trail Energy, LLC
NASDAQ Composite
SIC 2869

*$100 invested on 9/30/12 in stock or index, including reinvestment of dividends.
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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of September 30, 2015, 2014 and 2013 and the selected income statement data and other financial data for the periods ended September 30, 2014 and 2013 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2017 and 2016 and the selected statement of operations data and other financial data for the fiscal years ended September 30, 2017, 2016 and 2015 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	Years Ended
Statement of Operations Data:	September 30, 2017	September 30, 2016	September 30, 2015	September 30, 2014	September 30, 2013
Revenues	$109,609,359	$105,159,602	$100,795,412	$139,122,644	$154,790,603

Cost of Goods Sold	102,061,933	97,414,865	91,984,165	106,047,180	151,588,287

Gross Profit	7,547,426	7,744,737	8,811,247	33,075,464	3,202,316

General and Administrative	2,382,272	2,399,733	2,471,783	2,200,809	2,145,733

Operating Income	5,165,154	5,345,004	6,339,464	30,874,655	1,056,583

Other Income (Expense)	3,199,696	558,757	2,227,797	(284,321)	(422,420)

Net Income	$8,364,850	$5,903,761	$8,567,261	$30,590,334	$634,163

Weighted Average Units Outstanding - Basic	41,454,828	40,148,160	40,148,160	40,148,160	40,151,941

Weighted Average Units Outstanding - Diluted	41,454,828	40,148,160	40,148,160	40,148,160	40,153,201

Net Income Per Unit - Basic and Diluted	$0.20	$0.15	$0.21	$0.76	$0.02

Balance Sheet Data:	September 30, 2017	September 30, 2016	September 30, 2015	September 30, 2014	September 30, 2013
Current Assets	$29,645,104	$24,681,404	$23,051,396	$40,622,512	$16,511,489

Net Property and Equipment	47,141,736	47,224,703	50,940,083	51,479,515	52,193,186

Total Assets	80,702,120	75,591,411	77,567,266	95,658,429	71,740,861

Current Liabilities	7,020,438	7,932,689	9,940,702	18,756,713	10,958,459

Long-Term Liabilities	2,921	5,538	1,862,246	5,647,712	18,111,281

Members' Equity	73,678,761	67,653,184	65,764,317	71,254,004	42,671,121

Book Value Per Unit	$1.78	$1.69	$1.64	$1.77	$1.06

Dividends Declared Per Unit	$0.12	$0.10	$0.35	$0.05	$—
* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended September 30, 2017 and 2016

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2017 and 2016:

	Year Ended September 30, 2017		Year Ended September 30, 2016
Statement of Operations Data	Amount	%	Amount	%
Revenues	$109,609,359	100.00	$105,159,602	100.00
Cost of Goods Sold	102,061,933	93.11	97,414,865	92.64
Gross Profit	7,547,426	6.89	7,744,737	7.36
General and Administrative Expenses	2,382,272	2.17	2,399,733	2.28
Operating Income	5,165,154	4.71	5,345,004	5.08
Other Income (Expense)	3,199,696	2.92	558,757	0.53
Net Income	$8,364,850	7.63	$5,903,761	5.61

The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2017 and 2016.

	Year Ended September 30, 2017	Year Ended September 30, 2016
Production:
Ethanol sold (gallons)	62,500,281	60,616,099
Dried distillers grains sold (tons)	107,992	123,780
Modified distillers grains sold (tons)	98,631	80,659
Corn oil sold (pounds)	16,735,020	14,820,193
Revenues:
Ethanol average price per gallon (net of hedging)	$1.43	$1.34
Dried distillers grains average price per ton	100.44	120.00
Modified distillers grains average price per ton	47.28	58.49
Corn oil average price per pound	0.26	0.24
Primary Inputs:
Corn ground (bushels)	21,994,786	21,768,549
Natural gas (MMBtu)	1,578,185	1,649,911
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.46	$3.59
Natural gas average price per MMBtu (net of hedging)	2.83	2.44
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.083	$0.087
Denaturant cost	0.032	0.029
Electricity cost	0.043	0.041
Direct labor cost	0.062	0.056

Revenue

For our 2017 fiscal year, ethanol sales comprised approximately 82% of our revenues, distillers grains sales comprised approximately 14% of our revenues and corn oil sales comprised approximately 4% of our revenues. For our 2016 fiscal year, ethanol sales comprised approximately 78% of our revenues, distillers grains sales comprised approximately 19% of our revenues and corn oil sales comprised approximately 3% of our revenues.

Our total revenue for our 2017 fiscal year was greater compared to our 2016 fiscal year due to the net effect of increased ethanol and corn oil revenue during the 2017 period, partially offset by lower distillers grains revenue. However, our operating margins were less favorable during our 2017 fiscal year compared to our 2016 fiscal year due to a greater increase in our cost of goods sold compared to the increase in our revenue during the 2017 period.

Ethanol

The average price we received per gallon of ethanol sold was approximately 7% greater for our 2017 fiscal year compared to our 2016 fiscal year. Management attributes this increase in the average price we received for our ethanol during our 2017 fiscal year with higher energy and corn prices. Management anticipates that ethanol prices may be lower during our 2018 fiscal year due to a combination of factors, including anticipated increases in United States ethanol production along with lower export demand from Brazil and China. In the United States, many ethanol producers are expanding their production capacity. In addition, both Brazil and China, each a major source of export demand in the past, have instituted tariffs on ethanol produced in the United States. The combination of these two factors may lead to excess ethanol supply in the market which could negatively impact domestic ethanol prices. Without an increase in ethanol demand, either domestically or in the export markets, we may experience excess ethanol supply and corresponding weaker prices. The United States ethanol industry is continuing to work to open new export markets for ethanol, including the Mexican market, which may positively impact domestic ethanol prices. Export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility.

We sold approximately 3% more gallons of ethanol during our 2017 fiscal year compared our 2016 fiscal year due to increased ethanol production. Management anticipates that we will continue to produce and sell more ethanol due to this increased production capacity at the plant. However, if operating margins in the ethanol industry are reduced, we may reduce production in order to improve our operating efficiency and maximize the amount of ethanol we can produce per bushel of corn used.

We experienced a gain of approximately $306,000 in our ethanol derivative instruments and a gain of approximately $71,000 in our soybean oil derivative instruments which both increased our revenue during our 2017 fiscal year. We experienced a loss of approximately $124,000 in our ethanol derivative instruments and a loss of approximately $30 in our soybean oil derivative instruments during our 2016 fiscal year which both decreased our revenue.

Distillers Grains

The average price we received for our dried distillers grains during our 2017 fiscal year was approximately 16% less than the average price we received during our 2016 fiscal year primarily due to a weaker distillers grains export market. Distillers grains exports were lower due to a lack of distillers grains demand from China and Vietnam during our 2017 fiscal year. The average price we received from our modified distillers grains during our 2017 fiscal year was approximately 19% less compared to our 2016 fiscal year due to decreased local distillers grains demand. Management anticipates that distillers grains prices will remain lower during our 2018 fiscal year unless China resumes importing a significant amount of distillers grains. Recently, Vietnam restated imports of U.S. distillers grains which has positively impacted distillers grains demand, however, exports to Vietnam are not significant enough to completely offset the loss of the Chinese market. Without additional export demand for distillers grains, management believes that local supplies of distillers grains will remain higher, further decreasing domestic prices.

We produced approximately 13% fewer tons of dried distillers grains and approximately 22% more tons of modified distillers grains during our 2017 fiscal year compared to our 2016 fiscal year primarily because of market factors which favored modified distillers grains sales. We decide whether to produce dried distillers grains versus modified/wet distillers grains based on market conditions and the relative cost of producing each form of distillers grains. Management anticipates that distillers grains production will remain at current levels during our 2018 fiscal year, despite expected increases in ethanol production, particularly if distillers grains prices remain lower. With lower distillers grains prices, the relative value of corn oil results in additional production and sales of corn oil which correspondingly reduces distillers grains production.

Corn Oil

The average price we received for our corn oil was approximately 8% greater during our 2017 fiscal year compared to our 2016 fiscal year primarily due to higher corn oil demand. Corn oil demand was greater during our 2017 fiscal year due to increased feed and biodiesel demand for corn oil. However, corn oil demand from the biodiesel industry has been volatile, and may continue to be volatile depending on whether the biodiesel blenders' credit is reinstated for 2018.

Our corn oil sales increased by approximately 13% during our 2017 fiscal year compared to our 2016 fiscal year due to increased total production at the ethanol plant during our 2017 fiscal year along with an increase in the amount of corn oil we produced per bushel of corn we ground. During our 2016 fiscal year we experienced increased downtime for our corn oil extraction equipment which resulted in less corn oil production during our 2016 fiscal year. Management anticipates that corn oil production will be remain at current levels during our 2018 fiscal year provided distillers grains prices remain relatively lower compared to market corn oil prices.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our total cost of goods sold was approximately 5% greater for our 2017 fiscal year compared to our 2016 fiscal year due primarily to higher corn costs during our 2017 fiscal year.

Corn Costs

Our cost of goods sold related to corn was approximately 3% less during our 2017 fiscal year compared to our 2016 fiscal year due to decreased corn consumption and costs during our 2017 fiscal year. Our average cost per bushel of corn used was approximately 4% less during our 2017 fiscal year compared to our 2016 fiscal year. Management attributes this decrease in corn costs to a favorable spread between corn supply and demand. Management anticipates that corn prices will increase during the beginning of our 2018 fiscal year due to drought conditions in our geographical area. However, management believes that there will be sufficient corn in our local market to continue to operate the ethanol plant at capacity during our 2018 fiscal year. We consumed approximately 1% more bushels of corn during our 2017 fiscal year compared to our 2016 fiscal year due to increased production at the plant. Management anticipates that we will continue to consume more corn in the future as we continue to incrementally increase ethanol production at the plant.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At September 30, 2017, we had forward corn purchase contracts for various delivery periods through December 2017 for a total commitment of approximately $3.3 million for a total of approximately 1 million bushels of corn. We had a gain of approximately $2 million related to our corn derivative instruments which decreased our cost of goods sold during our 2017 fiscal year. We had a gain of approximately $6 million related to our corn derivative instruments during our 2016 fiscal year which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Natural Gas Costs

Our total natural gas costs to operate the ethanol plant were greater for our 2017 fiscal year compared to our 2016 fiscal year due primarily to higher average costs per MMBtu of natural gas we consumed, partially offset by less volume of natural gas used during the 2017 period. Our average cost per MMBtu of natural gas was approximately 16% greater during our 2017 fiscal year compared to our 2016 fiscal year. Management believes this increase in natural gas costs during our 2017 fiscal year was due to increased energy prices generally along with a shift in the supply and demand balance for natural gas during 2017. In addition, we consumed approximately 4% less natural gas during our 2017 fiscal year compared to our 2016 fiscal year due to increased production of modified distillers grains compared to dried distillers grains. Modified distillers grains require less drying and therefore less natural gas to produce compared to dried distillers grains. Management expects that the natural gas prices will remain at current levels during our 2018 fiscal year unless we experience supply disruptions during 2018, including as a result of hurricane activity in the Gulf of Mexico which negatively impacts natural gas production.

General and Administrative Expenses

Our general and administrative expense was comparable during our 2017 fiscal year and our 2016 fiscal year.

Other Income/Expense

We had more interest income during our 2017 fiscal year compared to our 2016 fiscal year due to having more cash on hand during the 2017 period. Our interest expense was lower during our 2017 fiscal year compared to our 2016 fiscal year due to having less borrowing during the 2017 period. Our other income was significantly higher during our 2017 fiscal year compared to our 2016 fiscal year due to insurance proceeds we received this fiscal year for hail damage.

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

Our total revenue for our 2016 fiscal year was greater compared to our 2015 fiscal year due to the net effect of increased production during the 2016 period, partially offset by lower ethanol and dried distillers grains prices. Operating margins were less favorable during our 2016 fiscal year compared to our 2015 fiscal year due to the spread between our raw material costs and the revenue we generated from our operations during the 2016 period.

Ethanol

The average price we received for our ethanol was approximately 12% less for our 2016 fiscal year compared to our 2015 fiscal year. Management attributes this decrease in the average price we received for our ethanol during our 2016 fiscal year with lower gasoline prices and increased ethanol production in the United States, both of which have an impact on the market price of ethanol. Further, management believes that ethanol prices were negatively impacted by the renewable volume obligations the EPA set for corn-based ethanol for 2014, 2015 and 2016 which were lower than the statutory requirements. In addition, in May 2016 the EPA proposed a renewable volume obligation for corn-based ethanol for 2017 which was also lower than the statutory requirement. Management believes these reductions negatively impacted ethanol demand and prices. This negative impact was especially pronounced due to low gasoline prices. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS decreased due to the fact that the spread between the price of ethanol and gasoline is smaller.

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

General and Administrative Expenses

Our general and administrative expense was slightly lower during our 2016 fiscal year compared to our 2015 fiscal year due primarily to fewer office equipment repairs needed and fewer legal fees paid in 2016.

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

Changes in Financial Condition for the Year Ended September 30, 2017 and 2016

Current Assets. We had less cash and equivalents on our balance sheet at September 30, 2017 compared to September 30, 2016 due to corn inventory purchases which resulted in increased raw materials inventory at September 30, 2017 compared to September 30, 2016. We had more restricted cash at September 30, 2017 compared to September 30, 2016 as a result of having more cash deposited in our margin account with our commodities broker related to our risk management positions. We had more accounts receivable at September 30, 2017 compared to September 30, 2016 due primarily to higher ethanol prices at the end of our 2017 fiscal year compared to the end of our 2016 fiscal year.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at September 30, 2017 compared to September 30, 2016 due primarily to the purchase of land adjacent to the plant site along with upgrades made to the cooling tower during our 2017 fiscal year. However, the net value of our property, plant and equipment was lower at September 30, 2017 compared to September 30, 2016 due to depreciation.

Other Assets. Our other assets were higher at September 30, 2017 than at September 30, 2016 with increased patronage equity related to our electric provider which is a cooperative.

Current Liabilities. Our accounts payable was higher at September 30, 2017 compared to September 30, 2016 due to increased payables related to capital expenditures. Our accrued expenses were lower at September 30, 2017 compared to September 30, 2016 due to having less corn payables at September 30, 2017 compared to September 30, 2016. We had a greater liability related to our corn derivative instruments which were in a loss position as of September 30, 2017 compared to September 30, 2016, primarily due to corn options we had outstanding at September 30, 2017.

Long-term Liabilities. Our long-term liabilities were lower at September 30, 2017 compared to September 30, 2016 due to loan payments we made during our 2017 fiscal year.

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

Allowance for Doubtful Accounts

Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Doubtful Accounts as of September 30, 2017 could impact net income by approximately $27,000 for our 2018 fiscal year.

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

The following table shows cash flows for the years ended September 30, 2017 and 2016:

	2017	2016
Net cash provided by (used in) operating activities	$(160,460)	$15,856,698
Net cash (used in) investing activities	(1,228,494)	(827,507)
Net cash (used in) financing activities	(5,661,870)	(9,845,687)
Net increase (decrease) in cash	$(7,050,824)	$5,183,504
Cash and equivalents, end of period	$3,223,342	$10,274,166

Cash Flow from Operations

Our operations used more cash during our 2017 fiscal year compared to our 2016 fiscal year. Changes in our inventory, accounts payable and derivative instrument positions negatively impacted the cash generated by our operating activities during the 2017 period.

Cash Flow from Investing Activities

We used more cash for capital expenditures during our 2017 fiscal year compared to our 2016 fiscal year. During our 2017 fiscal year we had capital projects related to upgrading our cooling tower. During our 2016 fiscal year we had capital expenditures related to regular repair and replacement of equipment at the plant along with a project to expand the cooling capacity of our beer mash exchangers.

Cash Flow from Financing Activities

We used less cash for financing activities during our our 2017 fiscal year compared to our 2016 fiscal year due to the net effect of increased distributions during the 2017 period and minimal debt payments compared to the 2016 period. We used approximately $5 million during our 2017 fiscal year for distributions to our members compared to approximately $4 million during our 2016 fiscal year. We also used approximately $3,000 for debt repayments during our 2017 fiscal year compared to approximately $5.8 million during our 2016 fiscal year.

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

Cash Flow from Operations

Our operations provided more cash during our 2016 fiscal year compared to our 2015 fiscal year. Changes in our inventory, accounts payable and derivative instrument positions positively impacted the cash generated by our operating activities.

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

Cash Flow from Financing Activities

We used less cash for financing activities during our our 2016 fiscal year compared to our 2015 fiscal year due to decreased debt payments and distributions during the 2016 period. We used approximately $4 million during our 2016 fiscal year for distributions to our members compared to approximately $14 million during our 2015 fiscal year primarily due to the profitability we experienced during our 2014 fiscal year. We also used approximately $5.8 million for debt repayments during our 2016 fiscal year compared to approximately $9.1 million during our 2015 fiscal year.

Capital Expenditures

The Company had approximately $628,000 in construction in progress as of September 30, 2017. During the fiscal year ended September 30, 2017, the Company placed in service approximately $3.9 million in capital projects with the majority of these costs related to the purchase of land adjacent to the plant site along with upgrades made to the cooling tower.

Capital Resources

On March 20, 2017, our $10 million operating line-of-credit with First National Bank of Omaha matured. We entered into a new revolving loan with U.S. Bank National Association ("U.S. Bank") described below.

Revolving Loan

On March 17, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank. The Revolving Loan replaced a similar revolving loan we had with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At September 30, 2017, we had $10 million available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of September 30, 2017. We are not allowed to draw $687,597 on the Revolving Loan due to an agreement we executed related to our natural gas pipeline. Interest accrued on the Revolving Loan as of September 30, 2017 at a rate of 3.02%.

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

As of September 30, 2017, we were in compliance with our loan covenants.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2017:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Corn purchases *	6,022,916	6,022,916	—	—	—
Water purchases	3,604,000	424,000	1,272,000	1,272,000	636,000
Operating lease obligations	1,364,703	429,613	758,290	176,800	—
Capital leases	5,538	2,617	2,921	—	—
Total	$10,997,157	$6,879,146	$2,033,211	$1,448,800	$636,000
* - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2017 for basis contracts that had not yet been fixed.

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

As of September 30, 2017, we had approximately 1 million bushels of corn under fixed price contracts.  As of September 30, 2017 some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $5,000 was recorded.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our expected corn usage will be between 21 million and 23 million bushels per calendar year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of September 30, 2017, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(7,668,000)
Corn	22,820,000	Bushels	10%	$(4,342,000)
Natural gas	1,664,000	MMBtu	10%	$(449,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of the Independent Registered Accounting Firm

Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

We have audited the accompanying balance sheets of Red Trail Energy, LLC (the Company) as of September 30, 2017, and 2016 and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three-years ended September 30, 2017. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Trail Energy, LLC as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-years ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
December 15, 2017

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2017	September 30, 2016

Current Assets
Cash and equivalents	$3,223,342	$10,274,166
Restricted cash	5,906,666	2,661,331
Accounts receivable, primarily related party	4,059,227	3,639,317
Other receivables	8,764	64,872
Inventory	16,413,742	7,983,906
Prepaid expenses	33,364	57,812
Total current assets	29,645,105	24,681,404

Property, Plant and Equipment
Land	1,342,381	836,428
Land improvements	4,266,953	4,266,953
Buildings	8,036,031	7,836,031
Plant and equipment	86,460,902	83,243,945
Construction in progress	628,454	4,800
	100,734,721	96,188,157
Less accumulated depreciation	53,592,985	48,963,454
Net property, plant and equipment	47,141,736	47,224,703

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,270,279	3,040,304
Deposits	40,000	40,000
Total other assets	3,915,279	3,685,304

Total Assets	$80,702,120	$75,591,411

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2017	September 30, 2016

Current Liabilities
Accounts payable	$2,409,171	$2,187,886
Accrued expenses	3,670,338	5,452,506
Commodities derivative instruments, at fair value	933,312	215,700
Accrued loss on firm purchase commitments (see note 4)	5,000	74,000
Current maturities of long-term debt	2,617	2,597
Total current liabilities	7,020,438	7,932,689

Long-Term Liabilities
Notes payable	2,921	5,538
Commitments and Contingencies (Notes 5, 7, 9 and 13)

Members’ Equity (41,466,340 and 40,148,160 Class A Membership Units issued and outstanding on September 30, 2017 and 2016, respectively)	73,678,761	67,653,184

Total Liabilities and Members’ Equity	$80,702,120	$75,591,411

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015

Revenues, primarily related party	$109,609,359	$105,159,602	$100,795,412

Cost of Goods Sold
Cost of goods sold	101,887,309	96,757,473	91,633,726
Lower of cost or market inventory adjustment	169,624	583,392	304,439
Loss on firm purchase commitments	5,000	74,000	46,000
Total Cost of Goods Sold	102,061,933	97,414,865	91,984,165

Gross Profit	7,547,426	7,744,737	8,811,247

General and Administrative Expenses	2,382,272	2,399,733	2,471,783

Operating Income	5,165,154	5,345,004	6,339,464

Other Income (Expense)
Interest income	119,713	(16,527)	23,911
Other income	3,093,011	689,868	2,559,077
Interest expense	(13,028)	(114,584)	(355,191)
Total other income (expense), net	3,199,696	558,757	2,227,797

Net Income	$8,364,850	$5,903,761	$8,567,261

Weighted Average Units Outstanding
Basic	41,454,828	40,148,160	40,148,160

Diluted	41,454,828	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.20	$0.15	$0.21

Diluted	$0.20	$0.15	$0.21

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Years Ended September 30, 2017, 2016 and 2015

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Units	Amount	Total Member Equity

Balances - September 30, 2014	40,148,160	$37,724,595	$75,541	$33,613,408	140,000	$(159,540)	$71,254,004
Distribution	—	—	—	(14,056,948)	—	—	(14,056,948)
Net Income	—	—	—	8,567,261	—	—	8,567,261

Balances - September 30, 2015	40,148,160	37,724,595	75,541	28,123,721	140,000	(159,540)	65,764,317
Distribution	—	—	—	(4,014,894)	—	—	(4,014,894)
Net Income	—	—	—	5,903,761	—	—	5,903,761

Balances - September 30, 2016	40,148,160	37,724,595	75,541	30,012,588	140,000	(159,540)	67,653,184
Units Issued	2,000,000	3,320,000	—	—	—	—	3,320,000
Units repurchased	(681,820)	(681,820)	—	—	—	—	(681,820)
Distribution	—	—	—	(4,977,453)	—	—	(4,977,453)
Net Income	—	—	—	8,364,850	—	—	8,364,850

Balances - September 30, 2017	41,466,340	$40,362,775	$75,541	$33,399,985	140,000	$(159,540)	$73,678,761

(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30, 2017	September 30, 2016	September 30, 2015

Cash Flows from Operating Activities
Net income	$8,364,850	$5,903,761	$8,567,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,629,531	4,511,215	4,594,074
Loss on disposal of fixed assets	1,930	—	7,305
Change in fair value of derivative instruments	717,613	(63,663)	3,894,514
Lower of cost or market inventory adjustment	169,624	583,392	304,439
Loss (gain) on firm purchase commitments	5,000	74,000	61,000
Noncash patronage equity	(229,975)	(137,396)	(37,468)
Change in operating assets and liabilities:
Restricted cash - commodities derivatives account including settlements	(3,245,335)	(482,320)	(2,179,011)
Accounts receivable	(419,911)	(1,440,828)	(1,421,982)
Other receivables	56,108	1,725,899	(1,172,815)
Inventory	(8,604,460)	3,051,024	1,260,963
Prepaid expenses and deposits	24,448	12,669	36,531
Other assets	—	89,213	—
Accounts payable and accrued expenses	(1,560,883)	2,016,732	(596,709)
Accrued purchase commitment losses	(69,000)	13,000	(3,209,000)
Net cash provided by (used in) operating activities	(160,460)	15,856,698	10,109,102

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	7,000	—	2,100
Capital expenditures	(1,235,494)	(827,507)	(3,840,723)
Net cash (used in) investing activities	(1,228,494)	(827,507)	(3,838,623)

Cash Flows from Financing Activities
Dividends paid	(4,977,453)	(4,014,895)	(14,056,947)
Unit repurchases	(681,820)	—	—
Debt and capital lease repayments	(2,597)	(5,830,792)	(9,075,129)
Net cash (used in) financing activities	(5,661,870)	(9,845,687)	(23,132,076)

Net Increase (Decrease) in Cash and Equivalents	(7,050,824)	5,183,504	(16,861,597)
Cash and Equivalents - Beginning of Period	10,274,166	5,090,662	21,952,259
Cash and Equivalents - End of Period	$3,223,342	$10,274,166	$5,090,662

Supplemental Disclosure of Cash Flow Information
Interest paid	9,355	138,586	376,504
Noncash Investing and Financing Activities
Units issued in exchange for property	$3,320,000	$—	$—
Capital expenditures in accounts payable	$99,953	$—	5,000
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

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

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of approximately $274,372 and $307,784 at September 30, 2017 and 2016, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

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
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2017 and 2016 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

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

The Company has evaluated whether it has any significant tax uncertainties that would require recognition or disclosure. Primarily due to its partnership tax status, the Company does not have any significant tax uncertainties that would require recognition or disclosure. The Company's policy is to recognize interest expense and penalties related to uncertain tax positions as incurred.

Net Income Per Unit

Net income per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We have evaluated the new standard and anticipate a change in the reporting of revenue as enhanced disclosures will be required. We do not anticipate a significant impact on our financial statements due to the nature of our revenue streams and our revenue recognition policy.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurements of Inventory" regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonable predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. We have evaluated the new standard and anticipate no significant impact to our financial statements due to the current inventory measurement policy.

Lease Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (topic 842)" which requires a lessee to recognize a right to use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, included interim periods within those years with early adoption permitted. We have evaluated the new standard and expect it will have a material impact on the financial statements as we will have to begin capitalizing leases on the balance sheet when the new standard is implemented. See note 7 for current operating lease commitments.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

Statement of Cash Flows; Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has evaluated the new standard and anticipates a change in the presentation of restricted cash on the cash flow statement once the standard is adopted.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2017.

2. CONCENTRATIONS

Coal and Natural Gas

In previous years coal was an important input to our manufacturing process. During the second quarter of our 2015 fiscal year we converted the energy source for our ethanol plant to natural gas. As a result, we do not anticipate using coal to fire the ethanol plant in the future and changes in the price or availability of coal will not impact our operations. However, we maintain the equipment necessary to operate the ethanol plant using coal as the fuel source which management believes could benefit us in the future, especially if natural gas prices increase or natural gas is not available at the ethanol plant. The Company signed a sales agreement with Rainbow Gas Company to supply natural gas to the plant through October 2017. The Company's intentions are to run the plant on natural gas and renew the supply agreement with its current natural gas supplier.

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol, DDGS and corn oil. RPMG purchases 100% of the ethanol, DDGS and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 84% and 84% of the Company's outstanding trade receivables balance at September 30, 2017 and 2016, respectively. Approximately 97%, 97%, and 96% of revenues are comprised of sales to RPMG for the year ended September 30, 2017, the year ended September 30, 2016 and the year ended September 30, 2015, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

are included in the results of operations and are classified as revenue and corn derivative changes in fair market value are included in cost of goods sold.

As of:	September 30, 2017				September 30, 2016
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	81	405,000	bushels	$16,688	252	1,260,000	bushels	$(104,450)
Corn options	1,800	9,000,000	bushels	$(950,000)	2,000	10,000,000	bushels	$(111,250)
Total fair value				$(933,312)				$(215,700)

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2017 and September 30, 2016:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2017	Asset	Liability
Commodity derivative instruments, at fair value	$—	$933,312
Total derivatives not designated as hedging instruments for accounting purposes	$—	$933,312

Balance Sheet - as of September 30, 2016	Asset	Liability
Commodity derivative instruments, at fair value	$—	$215,700
Total derivatives not designated as hedging instruments for accounting purposes	$—	$215,700

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2017	Amount of gain (loss) recognized in income during the year ended September 30, 2016	Amount of gain (loss) recognized in income during the year ended September 30, 2015
Corn derivative instruments	Cost of Goods Sold	$2,111,244	$6,052,170	$39,250
Ethanol derivative instruments	Revenue	306,180	(124,458)	(274,512)
Soybean oil derivative instruments	Revenue	70,518	(30)	(875,961)
Natural gas derivative instruments	Cost of Goods Sold	10,780	(184,540)	—
Total		$2,498,722	$5,743,142	$(1,111,223)

4. INVENTORY
Inventory is valued at lower of cost or market. Inventory values as of September 30, 2017 and September 30, 2016 were as follows:

As of	September 30, 2017	September 30, 2016
Raw materials, including corn, chemicals and supplies	$11,952,560	$3,295,435
Work in process	773,786	754,096
Finished goods, including ethanol and distillers grains	1,577,066	1,881,560
Spare parts	2,110,330	2,052,815
Total inventory	$16,413,742	$7,983,906
Lower of cost or market adjustments for the years ended September 30, 2017, and 2016 and 2015 were as follows:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

	For the year ended September 30, 2017	For the year ended September 30, 2016	For the year ended September 30, 2015
Loss on firm purchase commitments	$5,000	$74,000	$46,000
Loss on lower of cost or market adjustment for inventory on hand	169,624	583,392	304,439
Total loss on lower of cost or market adjustments	$174,624	$657,392	$350,439

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2017 and 2016, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $5,000 and $74,000 for the fiscal years ended September 30, 2017 and 2016, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $169,624 and $583,392 for the fiscal years ended September 30, 2017 and 2016, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or market adjustment” on the statements of operations.

5. BANK FINANCING

As of	September 30, 2017	September 30, 2016
Capital lease obligations (Note 7)	$5,538	$8,135
Total Long-Term Debt	5,538	8,135
Less amounts due within one year	2,617	2,597
Total Long-Term Debt Less Amounts Due Within One Year	$2,921	$5,538

The Company had a $10 million operating line-of-credit with First National Bank of Omaha that matured on March 20, 2017.

On March 17 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced the revolving loan we had with First National Bank of Omaha. The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At September 30, 2017, we had $10 million available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of September 30, 2017. The variable interest rate on September 30, 2017 was 3.02%. Of the $10 million revolving line-of-credit, the Company was not allowed to draw $687,597 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment. See note 7 for the Company's additional future minimum lease commitments.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of September 30, 2017, the Company was in compliance with all of its debt covenants.

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and September 30, 2016, respectively.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2017	Fair Value as of September 30, 2017	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$933,312	$933,312	$933,312	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2016	Fair Value as of September 30, 2016	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$215,700	$215,700	$215,700	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases equipment under operating and capital leases through January 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $637,000 for the year ended September 30, 2017, $521,000 for the year ended September 30, 2016 and $494,000 for the year ended September 30, 2015. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	September 30, 2017	September 30, 2016
Equipment	$483,488	$483,488
Less accumulated amortization	(120,029)	(98,570)
Net equipment under capital lease	$363,459	$384,918

At September 30, 2017, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the years ending September 30:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

	Operating Leases	Capital Leases
2018	$429,613	$2,617
2019	338,700	2,921
2020	235,223	—
2021	184,367	—
2022	132,600	—
Thereafter	44,200	—
Total minimum lease commitments	$1,364,703	5,538
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$5,538

8. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2017 and 2016, there were 41,466,340 and 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 and 140,000 treasury units as of September 30, 2017 and 2016, respectively.

Total units authorized are 42,373,973 as of September 30, 2017 and 2016.

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

Unit Purchases By the Company.

681,820 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

9. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments

Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2017, the Company had various fixed price contracts for the purchase of approximately 1 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $3.3 million related to the 1 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 530,000 bushels of corn that have been delivered to the plant. The purchase price of these bushels will be set at the time of pricing the contracts either at the December 2017 or July 2018 index price less basis. The estimated accrued payable for these bushels is $2.72 million. The deadline for pricing 390,000 of the bushels was November 22, 2017 and the deadline for pricing the remaining 140,000 bushels is June 28, 2018.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

10. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $138,000, $131,000, and $99,000 to the 401k plan for the years ended September 30, 2017 and 2016, and 2015, respectively.

11. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

		September 30, 2017	September 30, 2016
Balance Sheet
Accounts receivable		$4,027,061	$3,472,359
Accounts Payable		1,569	—
Accrued Expenses		925,503	1,672,349

	For the year ended September 30, 2017	For the year ended September 30, 2016	For the year ended September 30, 2015
Statement of Operations
Revenues	$106,405,797	$101,388,073	$98,635,060
Realized gain on corn hedge	—	—	925,400
Cost of goods sold	41,589	154,492	100,814
General and administrative	75,732	128,070	78,565
Other income /expense	247,307	583,739	1,190,501
Inventory Purchases	$45,202,152	$20,864,977	$13,377,243

12. SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

13. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2017, 2016 and 2015

factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016 which are lower than the statutory requirements in the RFS. In addition, on May 31, 2016, the EPA issued a proposed renewable volume obligation for 2017 of 14.8 billion gallons of conventional biofuels, still lower than the statutory requirement in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018 RFS final rule.

The Company anticipates that the results of operations during fiscal 2018 will be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and drought conditions currently being experienced by much of the United States.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Year Ended September 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$30,004,460	$27,074,946	$28,536,654	$23,993,299
Gross profit	2,876,530	189,431	2,403,856	2,077,609
Operating income (loss)	2,185,596	(558,381)	1,838,459	1,699,480
Net income (loss)	2,771,962	(463,068)	1,901,021	4,154,935
Net income (loss) per unit-basic and diluted	0.07	(0.01)	0.05	0.10

Year Ended September 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,439,795	$26,015,741	$26,789,485	$26,914,581
Gross profit	1,161,135	1,050,120	3,946,808	1,586,674
Operating income	528,652	431,677	3,292,745	1,101,725
Net income	503,711	984,084	3,325,914	1,099,848
Net income per unit-basic and diluted	0.01	0.02	0.08	0.03

Year Ended September 30, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$29,612,851	$16,991,326	$28,571,787	$25,635,027
Gross profit	1,831,271	1,544,009	274,491	5,177,055
Operating income (loss)	1,286,504	955,723	(196,778)	4,309,594
Net income	1,173,920	2,147,814	11,987	5,233,540
Net income per unit-basic and diluted	0.03	0.05	—	0.13

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Gerald Bachmeier, and Chief Financial Officer ("CFO"), Jodi Johnson, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2017.  Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based upon Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2017, we did not maintain effective monitoring and oversight of controls over the recognition of other income. Specifically, there was an error in the recognition of receipt of insurance proceeds from a claim paid before September 30th. These errors resulted in adjustments to our financial statements as of and for the year ended September 30, 2017.

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

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2017, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Remediation of the Material Weakness

The Company is evaluating the material weakness and developing a plan of remediation to strengthen our overall internal control.  The remediation plan will include the following actions:

•	A review and updating of month-end standard operating procedures.

•	An additional step was added for the CFO and CEO to review all unusual transactions prior to financial statement preparation.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2018 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2017 fiscal year end. This proxy statement is referred to in this report as the "2018 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

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
Filed as Exhibit 10.28 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
10.9	Contract dated April 26, 2006, by and between the North Dakota Industrial Commission and Red Trail Energy, LLC.		Filed as Exhibit 10.29 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.10	Subordination Agreement, dated May 16, 2006, among the State of North Dakota, by and through its Industrial Commission, First National Bank and Red Trail Energy, LLC.		Filed as Exhibit 10.30 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.
10.11	Firm Gas Service Extension Agreement, dated June 7, 2006, by and between Montana-Dakota Utilities Co. and Red Trail Energy, LLC.		Filed as Exhibit 10.31 to the registrant's second amended registration statement on Form 10-12G/A (000-52033) and incorporated by reference herein.

10.12	Security Agreement and Deposit Account Control Agreement effective August 16, 2006 by and among First National Bank of Omaha and Red Trail Energy, LLC.	Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.13	Option to Purchase 200,000 Class A Membership Units of Red Trail Energy, LLC by Red Trail Energy, LLC from North Dakota Development Fund and Stark County dated December 11, 2006.	Filed as Exhibit 10.36 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.14	Audit Committee Charter adopted April 9, 2007.	Filed as Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.15	Senior Financial Officer Code of Conduct adopted March 28, 2007.	Filed as Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
10.16	Member Ethanol Fuel Marketing agreement by and between Red Trail Energy, LLC and RPMG, Inc dated January 1, 2008.	Filed as Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.17	Contribution Agreement by and between Red Trail Energy, LLC and Renewable Products Marketing Group, LLC dated January 1, 2008.	Filed as Exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.18	Distillers Grain Marketing Agreement by and between Red Trail Energy, LLC and CHS, Inc dated March 10, 2008.	Filed as Exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2007 (000-52033) and incorporated by reference herein.
10.19	Assignment and Assumption Agreement dated April 1, 2008, by and between Commodity Specialist Company and Red Trail Energy, LLC.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (000-52033) and incorporated by reference herein.
10.20	Employment Agreement dated August 8, 2008 by and between Red Trail Energy, LLC and Mark Klimpel.	Filed as exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 13, 2008 (000-52033) and incorporated by reference herein.
10.21	Amended and Restated Member Control Agreement of Red Trail Energy, LLC.	Filed as exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on June 1, 2009 (000-52033) and incorporated by reference herein.
10.22	Amended and Restated Management Agreement made and entered into as of September 10, 2009 by and between Red Trail Energy, LLC, and Greenway Consulting, LLC.	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (000-52033) and incorporated by reference herein.
10.23	Employment Agreement between Red Trail Energy, LLC and Gerald Bachmeier dated July 8, 2010.	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (000-52033) and incorporated by reference herein.
10.24	Mediated Settlement Agreement between Red Trail Energy, LLC, Fagen, Inc. and Fagen Engineering, LLC, and ICM, Inc. dated November 8, 2010. +	Filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 20, 2010 (000-52033) and incorporated by reference herein.
10.25	Letter Agreement between Greenway Consulting, LLC and Red Trail Energy, LLC dated January 13, 2011.	Filed as Exhibit 10.56 to our Current Report on Form 10-K for the fiscal year ended December 31, 2010 (000-52033) and incorporated by reference herein.
10.26	First Amended and Restated Revolving Promissory Note dated June 1, 2011 by and between Red Trail Energy, LLC and First National Bank of Omaha.	Filed as Exhibit 99.2 to our Current Report on Form 8-K dated June 1, 2011 (000-52033) and incorporated by reference herein.
10.27	Equity Grant Agreement between Kent Anderson and Red Trail Energy, LLC dated July 1, 2011.	Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended June 30, 2011 (000-52033) and incorporated by reference herein.
10.28	Corn Oil Separation System Agreement between Solution Recovery Services, LLC and Red Trail Energy, LLC dated October 6, 2011. +	Filed as Exhibit 10.60 to our Current Report on Form 10-K for the transition period ended September 30, 2011 (000-52033) and incorporated by reference herein.

10.29	First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated April 16, 2012.		Filed as Exhibit 10.1 to our Current Report on Form 10-Q for the quarter ended March 31, 2012 (000-52033) and incorporated by reference herein.
10.30	Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated August 27, 2012. +		Filed as Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.31	Member Corn Oil Marketing Agreement between RPMG, Inc. and Red Trail Energy, LLC dated March 21, 2012. +		Filed as Exhibit 10.63 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.32	First Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated October 31, 2012.		Filed as Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (000-52033) and incorporated by reference herein.
10.33	Distillers' Grain Marketing Agreement between RPMG, Inc and Red Trail Energy, LLC dated October 1, 2013.+		Filed as Exhibit 10.31 to our Annual report on Form 10-K for the fiscal year ended September 30, 2013 (000-52033) and incorporated by reference herein.
10.34	Rainbow Gas Asset Management Agreement, Dated September 3, 2014		Filed as Exhibit 10.32 to our Annual report on Form 10-K for the fiscal year ended September 30, 2014 (000-52033) and incorporated by reference herein.
10.35	Fourth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated March 7, 2015		Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.36	First Amended and Restated Term Note between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.2 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.37
Second Amendment of First Amended and Restated Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015
Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.38	Third Amended and Restated Revolving Credit Note between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.39	Fifth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.5 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.40	CEO Employment Agreement		Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2017 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Red Trail Energy, LLC's Annual Report on Form 10-K for the fiscal year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2017 and 2016, (ii) Statements of Operations for the fiscal years ended September 30, 2017, 2016 and 2015, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended September 30, 2017, 2016 and 2015, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.

(X) Filed herewith.
(**) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 15, 2017	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 15, 2017	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 15, 2017	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 15, 2017	/s/ Jodi Johnson
Jodi Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 15, 2017	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 15, 2017	/s/ Anthony Mock
Anthony Mock, Governor

Date:	December 15, 2017	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 15, 2017	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 15, 2017	/s/ Mike Appert
Mike Appert, Governor

Date:	December 15, 2017	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 15, 2017	/s/ William A. Price
William A. Price, Governor