Form 10-Q
period 2017-12-31
RED TRAIL ENERGY, LLC
filed 2018-02-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2017

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

As of February 14, 2018, there were 41,466,340 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2017	September 30, 2017
	(Unaudited)
Current Assets
Cash and equivalents	$11,293,024	$3,223,342
Restricted cash - margin account	5,683,142	5,906,666
Accounts receivable, primarily related party	3,039,006	4,059,227
Other receivables	15,474	8,764
Inventory	15,879,209	16,413,742
Prepaid expenses	279,968	33,364
Total current assets	36,189,823	29,645,105

Property, Plant and Equipment
Land	1,342,381	1,342,381
Land improvements	4,266,953	4,266,953
Buildings	8,036,031	8,036,031
Plant and equipment	86,987,706	86,460,902
Construction in progress	133,995	628,454
	100,767,066	100,734,721
Less accumulated depreciation	54,766,673	53,592,985
Net property, plant and equipment	46,000,393	47,141,736

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,270,279	3,270,279
Deposits	40,000	40,000
Total other assets	3,915,279	3,915,279

Total Assets	$86,105,495	$80,702,120

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2017	September 30, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$3,585,115	$2,409,171
Accrued expenses	9,531,874	3,670,338
Commodities derivative instruments, at fair value (see note 2)	1,276,525	933,312
Accrued loss on firm purchase commitments (see note 7)	13,000	5,000
Current maturities of notes payable	2,622	2,617
Total current liabilities	14,409,136	7,020,438

Long-Term Liabilities
Notes payable	2,264	2,921

Members’ Equity (41,466,340 as of December 31, 2017 and September 30, 2017, respectively, of Class A Membership Units issued and outstanding)	71,694,095	73,678,761

Total Liabilities and Members’ Equity	$86,105,495	$80,702,120

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
Revenues, primarily related party	$26,122,856	$30,004,460

Cost of Goods Sold
Cost of goods sold	27,743,282	27,127,930
Lower of cost or market inventory adjustment	70,979	—
Loss on firm purchase commitments	8,000	—
Total Cost of Goods Sold	27,822,261	27,127,930

Gross Profit (Loss)	(1,699,405)	2,876,530

General and Administrative Expenses	715,911	690,934

Operating Income (Loss)	(2,415,316)	2,185,596

Other Income (Expense)
Interest income	23,427	18,112
Other income	407,233	568,269
Interest expense	(10)	(15)
Total other income (expense), net	430,650	586,366

Net Income (Loss)	$(1,984,666)	$2,771,962

Weighted Average Units Outstanding
Basic	41,466,340	41,406,697

Diluted	41,466,340	41,406,697

Net Income (Loss) Per Unit
Basic	$(0.05)	$0.07

Diluted	$(0.05)	$0.07

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities
Net income (loss)	$(1,984,666)	$2,771,962
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,173,688	1,170,669
Change in fair value of derivative instruments	343,213	(63,498)
Lower of cost or market inventory adjustment	70,979	—
Loss on firm purchase commitments	8,000	—
Change in operating assets and liabilities:
Restricted cash	223,524	(247,525)
Accounts receivable	1,020,221	125,591
Other receivables	(6,710)	64,887
Inventory	455,553	(6,696,029)
Prepaid expenses	(246,604)	(167,756)
Accounts payable	1,175,944	1,629,501
Accrued expenses	5,861,537	12,058,830
Accrued purchase commitment losses	8,000	(54,000)
Net cash provided by operating activities	8,102,679	10,592,632

Cash Flows from Investing Activities
Capital expenditures	(32,345)	(174,001)
Net cash (used in) investing activities	(32,345)	(174,001)

Cash Flows from Financing Activities
Unit repurchase	—	(564,963)
Debt repayments	(652)	(648)
Net cash (used in) financing activities	(652)	(565,611)

Net Increase in Cash and Equivalents	8,069,682	9,853,020
Cash and Equivalents - Beginning of Period	3,223,342	10,274,166
Cash and Equivalents - End of Period	$11,293,024	$20,127,186

Supplemental Disclosure of Cash Flow Information
Interest paid	$3,683	$15
Units issued in exchange for property	$—	$3,320,000

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2017

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2017, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018.

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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurements of Inventory" regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonable predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has adopted the new standard during the quarter and there has been no significant impact to our financial statements.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2017

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

As of:	December 31, 2017 (unaudited)				September 30, 2017
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	1,000	5,000,000	bushels	$12,850	81	405,000	bushels	$16,688
Corn options	1,300	6,500,000	bushels	$(1,289,375)	1,800	9,000,000	bushels	$(950,000)
Total fair value				$(1,276,525)				$(933,312)
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2017

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2017 and September 30, 2017:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2017 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$1,276,525
Total derivatives not designated as hedging instruments for accounting purposes	$—	$1,276,525

Balance Sheet - as of September 30, 2017	Asset	Liability
Commodity derivative instruments, at fair value	$—	$933,312
Total derivatives not designated as hedging instruments for accounting purposes	$—	$933,312

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended December 31, 2017 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2016 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(568,536)	$218,357
Ethanol derivative instruments	Revenue	1,800	40,950
Soybean oil derivative instruments	Revenue	—	12,216
Natural gas derivative instruments	Cost of Goods Sold	—	10,500
Total		$(566,736)	$282,023

3. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of December 31, 2017 and September 30, 2017 were as follows:

As of	December 31, 2017 (unaudited)	September 30, 2017
Raw materials, including corn, chemicals and supplies	$12,385,830	$11,952,560
Work in process	784,509	773,786
Finished goods, including ethanol and distillers grains	794,415	1,577,066
Spare parts	1,914,455	2,110,330
Total inventory	$15,879,209	$16,413,742

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2017

Lower of cost or net realizable value adjustments for the three months ended December 31, 2017 and 2016 were as follows:

	For the three months ended December 31, 2017 (unaudited)	For the three months ended December 31, 2016 (unaudited)
Loss on firm purchase commitments	$8,000	$—
Loss on lower of cost or market adjustment for inventory on hand	$70,979	$—
Total loss on lower of cost or market adjustments	$78,979	$—

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2017, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an $8,000 estimated loss on firm purchase commitments for the three months ended December 31, 2017 and no estimated loss for the three months ended December 31, 2016. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

4. BANK FINANCING

As of	December 31, 2017 (unaudited)	September 30, 2017
Capital lease obligations (Note 6)	$4,886	$5,538
Total Long-Term Debt	4,886	5,538
Less amounts due within one year	2,622	2,617
Total Long-Term Debt Less Amounts Due Within One Year	$2,264	$2,921

The Company had a $10 million operating line-of-credit with First National Bank of Omaha that matured on March 20, 2017.

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced the revolving loan we had with First National Bank of Omaha. The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At December 31, 2017, we had $10,000,000 available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of December 31, 2017. The variable interest rate on December 31, 2017 was 3.40%. Of the $10 million revolving line-of-credit, the Company was not allowed to draw $687,597 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment. See note 6 for the Company's additional future minimum lease commitments.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of December 31, 2017, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and September 30, 2017, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2017

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2017 (unaudited)	Fair Value as of December 31, 2017 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$1,276,525	$1,276,525	$1,276,525	$—	$—
Total	$1,276,525	$1,276,525	$1,276,525	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2017	Fair Value as of September 30, 2017	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$933,312	$933,312	$933,312	$—	$—
Total	$933,312	$933,312	$933,312	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

6. LEASES

The Company leases equipment under operating and capital leases through January 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $154,000 and $93,000 for the three months ended December 31, 2017 and 2016, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	December 31, 2017 (unaudited)	September 30, 2017
Equipment	$483,488	$483,488
Less accumulated amortization	(125,394)	(120,029)
Net equipment under capital lease	$358,094	$363,459

At December 31, 2017, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending December 31:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2017

	Operating Leases	Capital Leases
2018	$375,553	$2,622
2019	326,608	2,264
2020	210,023	—
2021	167,111	—
2022	132,600	—
Thereafter	11,050	—
Total minimum lease commitments	$1,222,945	4,886
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$4,886

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2017, the Company had various fixed price contracts for the purchase of approximately 0.7 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $2.4 million related to the 0.7 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 2.59 million bushels of corn that have been delivered to the Plant. The purchase price of these bushels will be set at the time of pricing the contracts at the July 2018 index price less basis. The estimated accrued payable for these bushels is $8.99 million. The deadline for pricing these 2.59 million bushels is June 29, 2018.

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

8. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). During the Company's first quarter of 2018, the Company received a capital account refund from RPMG which is included in other income (expense) in the Company's Statement of Operations. Significant related party activity affecting the financial statements is as follows:

	December 31, 2017 (unaudited)	September 30, 2017
Balance Sheet
Accounts receivable	$2,497,558	$4,027,061
Accounts Payable	12,594	1,569
Accrued Expenses	2,377,979	925,503

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2017

	For the three months ended December 31, 2017 (unaudited)	For the three months ended December 31, 2016 (unaudited)
Statement of Operations
Revenues	$24,798,144	$28,998,771
Cost of goods sold	6,462	9,730
General and administrative	19,067	16,161
Other income/expense	140,539	247,307
Inventory Purchases	$4,293,979	$6,078,986

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

The Company anticipates that the results of operations during the remainder of fiscal year 2018 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets and demand for corn from the ethanol industry.

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
FOR THE PERIOD ENDED DECEMBER 31, 2017

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2017, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Lower oil prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices which result from the Chinese anti-dumping and countervailing duty tariffs;

•	Lower ethanol prices due to the Chinese ethanol tariff and the Brazilian ethanol tariff;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS statutory Renewable Volume Obligation (RVO) for all renewable fuels for 2017 was 24 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2017, the final RVO for 2018 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons, lower than the statutory RVO.

In recent years, the ethanol industry in the United States has increased exports of ethanol and distillers grains. However, in 2017 China instituted tariffs on ethanol and distillers grains produced in the United States and Brazil instituted a tariff on ethanol produced in the United States. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for U.S. ethanol producers.

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

Results of Operations for the Three Months Ended December 31, 2017 and 2016

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31, 2017 (Unaudited)		Three Months Ended December 31, 2016 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$26,122,856	100.00	$30,004,460	100.00
Cost of Goods Sold	27,822,261	106.51	27,127,930	90.41
Gross Profit (Loss)	(1,699,405)	(6.51)	2,876,530	9.59
General and Administrative Expenses	715,911	2.74	690,934	2.30
Operating Income (Loss)	(2,415,316)	(9.25)	2,185,596	7.28
Other Income	430,650	1.65	586,366	1.95
Net Income (Loss)	$(1,984,666)	(7.60)	$2,771,962	9.24

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2017 and 2016.

	Three Months ended December 31, 2017 (unaudited)	Three Months ended December 31, 2016 (unaudited)
Production:
Ethanol sold (gallons)	16,627,106	16,202,835
Dried distillers grains sold (tons)	30,963	29,625
Modified distillers grains sold (tons)	27,506	25,122
Corn oil sold (pounds)	3,117,040	4,413,620
Revenues:
Ethanol average price per gallon (net of hedging)	$1.18	$1.50
Dried distillers grains average price per ton	122.09	104.50
Modified distillers grains average price per ton	63.63	51.99
Corn oil average price per pound	0.28	0.27
Primary Inputs:
Corn ground (bushels)	5,720,943	5,687,614
Natural gas (MMBtu)	431,963	415,586
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.26	$3.54
Natural gas average price per MMBtu (net of hedging)	2.67	2.75
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.108	$0.094
Denaturant cost	0.036	0.032
Electricity cost	0.038	0.043
Direct labor cost	0.068	0.065

Revenue

Our revenue was lower for the first quarter of our 2018 fiscal year compared to the same period of our 2017 fiscal year due to a decrease in the average sales prices we received for our ethanol during the first quarter of our 2018 fiscal year. During the first quarter of our 2018 fiscal year, approximately 75.0% of our total revenue was derived from ethanol sales, approximately 21.2% was from distillers grains sales and approximately 3.3% was from corn oil sales. During the first quarter of our 2017 fiscal year, approximately 81.1% of our total revenue was derived from ethanol sales, approximately 14.7% was from distillers grains sales and approximately 3.9% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 21.3% less during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year. Management attributes this decrease in the price we received for our ethanol during the first quarter of our 2018 fiscal year to lower market corn prices and increased ethanol supply in the market. Management anticipates that ethanol prices may continue lower during our 2018 fiscal year due to a combination of factors, including anticipated increases in United States ethanol production along with lower export demand from Brazil and China. Many ethanol producers are expanding their production capacity, which, along with the Chinese and Brazilian ethanol tariffs, have increased the market supply of ethanol beyond demand which has negatively impacted ethanol prices. Management anticipates that this excess ethanol supply may continue unless new export markets for ethanol are developed or domestic demand for ethanol increases. The United States ethanol industry is continuing to work to open export markets for ethanol, including the Mexican market, which may positively impact domestic ethanol prices. Export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility.

We sold more gallons of ethanol during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year due to increased production from our increased operating capacity at the plant and improved operating efficiency in the 2018 period. Management anticipates that our ethanol production and sales will continue to be higher during our 2018 fiscal year compared to our 2017 fiscal year due to the plant improvements we made which increased our total production capacity. In addition, the amount of ethanol we produced per bushel of corn we ground increased for the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year, which positively impacted our profitability. We continue to work to maximize the additional production capacity of our ethanol plant and improve our ethanol production efficiency.

From time to time we enter into forward sales contracts for our products. At December 31, 2017, we had no open ethanol futures contracts. Ethanol futures contracts resulted in a gain of approximately $1,800 during the first quarter of our 2018 fiscal year. Ethanol futures contracts for the first quarter of our 2017 fiscal year resulted in a loss of approximately $41,000.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average prices we received for both our dried and modified distillers grains were higher during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year. Management attributes these increases to increased overall demand for distillers grains. Management anticipates distillers grains prices will remain at current levels unless we experience a significant increase in export demand for distillers grains.

We produced and sold more total tons of distillers grains during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year due to increased overall production at the ethanol plant during the first quarter of our 2018 fiscal year along with decreased corn oil production. When we produce more pounds of corn oil, it decreases the volume of distillers grains we produce. Management anticipates relatively stable distillers grains production going forward.

Corn Oil

The total pounds of corn oil we sold was less during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year due to a change in the production process where less corn oil is being extracted. Management anticipates that our corn oil production will continue at the current level for the remaining quarters of our 2018 fiscal year. The average price we received for our corn oil was slightly higher during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year due primarily to increased corn oil demand from the biodiesel industry.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was higher for the first quarter of our 2018 fiscal year as compared to the first quarter of our 2017 fiscal year due primarily to increased corn consumption and increased natural gas use during the first quarter of our 2018 fiscal year as compared to the first quarter of our 2017 fiscal year. The increase in our cost of goods sold was greater than the increase in our revenue during the first quarter of our 2018 fiscal year as compared to the first quarter of our 2017 fiscal year, which decreased our profitability.

Corn Costs

Our cost of goods sold related to corn was less for the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year due to the net effect of increased corn consumption offset by decreased average corn costs per bushel, before taking into account our hedge positions. For the first quarter of our 2018 fiscal year, we used approximately 0.6% more bushels of corn compared to the first quarter of our 2017 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 7.6% less for the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year. In addition, during the first quarter of our 2018 fiscal year, we had a realized loss of approximately $569,000 for our corn derivative instruments which increased our cost of goods sold. For the first quarter of our 2017 fiscal year, we had a realized gain of approximately $218,000 for our corn derivative instruments which decreased our cost of goods sold. Management anticipates that we will consume more corn in the future due to our natural gas conversion project which allows us to produce more of our products. Management anticipates that corn prices will remain relatively stable during our 2018 fiscal year due to ample corn supplies and relatively stable corn demand.

Natural Gas Costs

We consumed approximately 3.9% more MMBtu of natural gas during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year, due to increased production and colder weather during the 2018 period. Our average cost per MMBtu of natural gas was approximately 2.9% less during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year due to ample local natural gas supply.

General and Administrative Expenses

Our general and administrative expenses were higher for the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year due to additional consulting services needed during our 2018 fiscal year.

Other Income/Expense

We had more interest income during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year due to having greater cash balances during our 2017 fiscal year. We had less other income during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year due to a decreased capital account refund we received from our marketer during the 2018 period.

Changes in Financial Condition for the Three Months Ended December 31, 2017

Current Assets. We had more cash and equivalents at December 31, 2017 compared to September 30, 2017 primarily due to an increase in our accounts payable due to deferred corn payments owed to our corn suppliers in our 2018 fiscal year. We had less restricted cash at December 31, 2017 compared to September 30, 2017 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had fewer accounts receivable at December 31, 2017 compared to September 30, 2017. We had less inventory on hand at December 31, 2017 compared to September 30, 2017 due primarily to having less ethanol and finished goods inventory at December 31, 2017.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at December 31, 2017 compared to September 30, 2017 primarily due to the regular depreciation of our assets.

Current Liabilities. Our accounts payable was higher at December 31, 2017 compared to September 30, 2017 due to having more corn payables at December 31, 2017. Our accrued expenses were higher at December 31, 2017 compared to September 30, 2017 because we had more deferred corn payments owed to our corn suppliers at December 31, 2017 compared to September 30, 2017.

Long-term Liabilities. Our long-term liabilities were less at December 31, 2017 compared to September 30, 2017 because of capital lease payments we made during our 2018 fiscal year.

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

The following table shows cash flows for the three months ended December 31, 2017 and 2016:

	December 31, 2017 (unaudited)	December 31, 2016 (unaudited)
Net cash provided by operating activities	$8,102,679	$10,592,632
Net cash (used in) investing activities	(32,345)	(174,001)
Net cash (used in) financing activities	(652)	(565,611)
Net increase in cash	$8,069,682	$9,853,020
Cash and cash equivalents, end of period	$11,293,024	$20,127,186

Cash Flow from Operations

Our operations provided less cash during the first quarter of our 2018 fiscal year compared to the same period of our 2017 fiscal year due primarily to decreased profitability during the 2018 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the first quarter of our 2018 fiscal year compared to the same period of our 2017 fiscal year. During the 2018 period, our primary capital expenditures were for finishing parts for the hammer mill project that was started last fiscal year.

Cash Flow from Financing Activities

We used less cash for financing activities during the first quarter of our 2018 fiscal year compared to the first quarter of our 2017 fiscal year because we did not have any unit repurchases during the 2018 period.

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

Capital Expenditures

The Company had approximately $134,000 in construction in progress as of December 31, 2017 primarily relating to improvements being made to the additional land and railroad track purchased last fiscal year.

Capital Resources

Revolving Loan

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced a similar revolving loan we had with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At December 31, 2017, we had $10 million available on the Revolving Loan. We had $0 drawn on the Revolving Loan as of December 31, 2017. Interest accrued on the Revolving Loan as of December 31, 2017 at a rate of 3.40%.

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

As of December 31, 2017, we were in compliance with our loan covenants.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of our 2017 fiscal year.

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

As of December 31, 2017, we had fixed corn purchase contracts for approximately 700,000 bushels of corn and we had corn futures and option contracts for approximately 11.5 million bushels of corn.  As of December 31, 2017 we had an unrealized loss of approximately $569,000 related to our corn futures and option contracts.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our corn usage will be between 21 million and 23 million bushels per calendar year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of December 31, 2017, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(7,029,000)
Corn	22,820,000	Bushels	10%	$(3,490,000)
Natural gas	1,664,000	MMBtu	10%	$(466,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended December 31, 2017, we made the following changes in our internal control over financial reporting which have materially affected our internal control over financial reporting:

•	A review and updating of month-end standard operating procedures.

•	An additional step was added for the CFO and CEO to review all unusual transactions prior to financial statement preparation.

We made these material changes in our internal control over financial reporting as a result of a material weakness we identified in our annual report on Form 10-K for the fiscal year ended September 30, 2017.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There has not been any material change to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2017.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2017 and September 30, 2017, (ii) Statements of Operations for the three months ended December 31, 2017 and 2016, (iii) Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 14, 2018	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2018	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)