Form 10-Q
period 2018-03-31
RED TRAIL ENERGY, LLC
filed 2018-05-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, there were 41,466,340 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2018	September 30, 2017
	(Unaudited)
Current Assets
Cash and equivalents	$9,275,708	$3,223,342
Restricted cash - margin account	6,240,642	5,906,666
Accounts receivable, primarily related party	3,187,599	4,059,227
Other receivables	1,600	8,764
Inventory	15,683,437	16,413,742
Prepaid expenses	199,818	33,364
Total current assets	34,588,804	29,645,105

Property, Plant and Equipment
Land	1,342,381	1,342,381
Land improvements	4,266,953	4,266,953
Buildings	8,036,031	8,036,031
Plant and equipment	87,194,526	86,460,902
Construction in progress	317,541	628,454
	101,157,432	100,734,721
Less accumulated depreciation	55,951,041	53,592,985
Net property, plant and equipment	45,206,391	47,141,736

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,270,279	3,270,279
Deposits	40,000	40,000
Total other assets	3,915,279	3,915,279

Total Assets	$83,710,474	$80,702,120

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2018	September 30, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$723,356	$2,409,171
Accrued expenses	12,624,342	3,670,338
Commodities derivative instruments, at fair value (see note 2)	131,250	933,312
Accrued loss on firm purchase commitments (see notes 3 and 7)	13,000	5,000
Current maturities of notes payable	2,627	2,617
Total current liabilities	13,494,575	7,020,438

Long-Term Liabilities
Notes payable	1,605	2,921

Members’ Equity (41,466,340 as of March 31, 2018 and September 30, 2017, respectively, of Class A Membership Units issued and outstanding)	70,214,294	73,678,761

Total Liabilities and Members’ Equity	$83,710,474	$80,702,120

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Revenues, primarily related party	$26,366,732	$27,074,946	$52,489,589	$57,079,406

Cost of Goods Sold
Cost of goods sold	24,188,309	26,885,515	51,931,593	54,013,447
Lower of cost or net realizable value adjustment	11,103	—	82,082	—
Loss on firm purchase commitments	—	—	8,000	—
Total Cost of Goods Sold	24,199,412	26,885,515	52,021,675	54,013,447

Gross Profit	2,167,320	189,431	467,914	3,065,959

General and Administrative Expenses	785,008	747,812	1,500,919	1,438,745

Operating Income (Loss)	1,382,312	(558,381)	(1,033,005)	1,627,214

Other Income (Expense)
Interest income	23,839	24,865	47,267	42,977
Other income	16,047	70,462	423,280	638,731
Interest expense	(24)	(14)	(34)	(28)
Total other income (expense), net	39,862	95,313	470,513	681,680

Net Income (Loss)	$1,422,174	$(463,068)	$(562,492)	$2,308,894

Weighted Average Units Outstanding
Basic	41,466,340	41,480,466	41,466,340	41,443,380

Diluted	41,466,340	41,480,466	41,466,340	41,443,380

Net Income (Loss) Per Unit
Basic	$0.03	$(0.01)	$(0.01)	$0.06

Diluted	$0.03	$(0.01)	$(0.01)	$0.06

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$(562,492)	$2,308,894
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,358,057	2,339,638
Change in fair value of derivative instruments	(802,063)	(37,899)
Lower of cost or net realizable value adjustment	82,082	—
Loss on firm purchase commitments	8,000	—
Noncash patronage equity	—	(2,591)
Change in operating assets and liabilities:
Restricted cash	(333,976)	(1,146,998)
Accounts receivable	871,628	(639,038)
Other receivables	7,164	(63,005)
Inventory	640,224	(8,040,578)
Prepaid expenses	(166,455)	(86,124)
Accounts payable	(1,685,815)	(848,702)
Accrued expenses	8,944,380	17,737,791
Accrued purchase commitment losses	8,000	(74,000)
Net cash provided by operating activities	9,368,734	11,447,388

Cash Flows from Investing Activities
Capital expenditures	(422,711)	(228,096)
Net cash (used in) investing activities	(422,711)	(228,096)

Cash Flows from Financing Activities
Dividends paid	(2,892,350)	(32,955)
Unit repurchase	—	(681,820)
Debt repayments	(1,307)	(1,296)
Net cash (used in) financing activities	(2,893,657)	(716,071)

Net Increase in Cash and Equivalents	6,052,366	10,503,221
Cash and Equivalents - Beginning of Period	3,223,342	10,274,166
Cash and Equivalents - End of Period	$9,275,708	$20,777,387

Supplemental Disclosure of Cash Flow Information
Interest paid	$959	$28
Distribution declared but not paid	9,625	—
Units issued in exchange for property	$—	$3,320,000

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2018

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

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurements of Inventory" regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonable predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has adopted the new standard during last quarter and there has been no significant impact to our financial statements.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2018

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

As of:	March 31, 2018 (unaudited)				September 30, 2017
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—	bushels	$—	81	405,000	bushels	$16,688
Corn options	500	2,500,000	bushels	$(131,250)	1,800	9,000,000	bushels	$(950,000)
Total fair value				$(131,250)				$(933,312)
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2018

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2018 and September 30, 2017:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2018 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$131,250
Total derivatives not designated as hedging instruments for accounting purposes	$—	$131,250

Balance Sheet - as of September 30, 2017	Asset	Liability
Commodity derivative instruments, at fair value	$—	$933,312
Total derivatives not designated as hedging instruments for accounting purposes	$—	$933,312

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain(loss) recognized in income during the three months ended March 31, 2018 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2017 (unaudited)	Amount of gain(loss) recognized in income during the six months ended March 31, 2018 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2017 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$1,702,775	$545,897	$1,134,239	$764,255
Ethanol derivative instruments	Revenue	—	265,230	1,800	306,180
Soybean oil derivative instruments	Revenue	—	62,466	—	74,682
Natural gas derivative instruments	Cost of Goods Sold	—	280	—	10,780
Total		$1,702,775	$873,873	$1,136,039	$1,155,897

3. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of March 31, 2018 and September 30, 2017 were as follows:

As of	March 31, 2018 (unaudited)	September 30, 2017
Raw materials, including corn, chemicals and supplies	$11,293,737	$11,952,560
Work in process	723,739	773,786
Finished goods, including ethanol and distillers grains	1,619,788	1,577,066
Spare parts	2,046,173	2,110,330
Total inventory	$15,683,437	$16,413,742

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2018

Lower of cost or net realizable value adjustments for the three and six months ended March 31, 2018 and 2017 were as follows:

	For the three months ended March 31, 2018 (unaudited)	For the three months ended March 31, 2017 (unaudited)	For the six months ended March 31, 2018 (unaudited)	For the six months ended March 31, 2017 (unaudited)
Loss on firm purchase commitments	$—	$—	$8,000	$—
Loss on lower of cost or net realizable value adjustment for inventory on hand	$11,103	$—	$82,082	$—
Total loss on lower of cost or net realizable value adjustments	$11,103	$—	$90,082	$—

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2018, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an $8,000 estimated loss on firm purchase commitments for the six months ended March 31, 2018 and no estimated loss for the six months ended March 31, 2017. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

4. BANK FINANCING

As of	March 31, 2018 (unaudited)	September 30, 2017
Capital lease obligations (Note 6)	$4,232	$5,538
Total Long-Term Debt	4,232	5,538
Less amounts due within one year	2,627	2,617
Total Long-Term Debt Less Amounts Due Within One Year	$1,605	$2,921

The Company had a $10 million operating line-of-credit with First National Bank of Omaha that matured on March 20, 2017.

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced the revolving loan we had with First National Bank of Omaha. The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At March 31, 2018, we had $10,000,000 available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of March 31, 2018. The variable interest rate on March 31, 2018 was 3.71%. Of the $10 million revolving line-of-credit, the Company was not allowed to draw $687,597 which is reserved as a source of funds to support a guaranteed payment the Company agreed to related to its natural gas pipeline. While the Company does not expect that it will be required to make a direct payment for the natural gas pipeline, the Company's agreement requires it to have funds available in the event the Company is required to make the guaranteed payment. See note 6 for the Company's additional future minimum lease commitments.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of March 31, 2018, the Company was in compliance with all of its debt covenants.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and September 30, 2017, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2018

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2018 (unaudited)	Fair Value as of March 31, 2018 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$131,250	$131,250	$131,250	$—	$—
Total	$131,250	$131,250	$131,250	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2017	Fair Value as of September 30, 2017	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$933,312	$933,312	$933,312	$—	$—
Total	$933,312	$933,312	$933,312	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

6. LEASES

The Company leases equipment under operating and capital leases through January 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $158,000 and $166,000 for the three months ended March 31, 2018 and 2017, respectively and $311,000 and $258,000 for the six months ended March 31, 2018 and 2017, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	March 31, 2018 (unaudited)	September 30, 2017
Equipment	$483,488	$483,488
Less accumulated amortization	(130,759)	(120,029)
Net equipment under capital lease	$352,729	$363,459

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2018

At March 31, 2018, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending December 31:

	Operating Leases	Capital Leases
2018	$460,383	$2,627
2019	391,555	1,605
2020	295,463	—
2021	243,696	—
2022	188,700	—
Total minimum lease commitments	$1,579,797	4,232
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$4,232

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2018, the Company had various fixed price contracts for the purchase of approximately 2.7 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $9.2 million related to the 2.7 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 2.76 million bushels of corn that have been delivered to the Plant. The purchase price of these bushels will be set at the time of pricing the contracts at the July 2018 index price less basis. The estimated accrued payable for these bushels is $10.67 million. The deadline for pricing these 2.76 million bushels is June 29, 2018.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2018

	March 31, 2018 (unaudited)	September 30, 2017
Balance Sheet
Accounts receivable	$2,639,086	$4,027,061
Accounts Payable	105,208	1,569
Accrued Expenses	2,526,995	925,503

	For the three months ended March 31, 2018 (unaudited)	For the three months ended March 31, 2017 (unaudited)	For the six months ended March 31, 2018 (unaudited)	For the six months ended March 31, 2017 (unaudited)
Statement of Operations
Revenues	$24,174,597	$25,912,237	$48,972,741	$54,911,008
Cost of goods sold	6,462	20,221	12,924	29,951
General and administrative	19,244	16,887	38,311	33,048
Other income/expense	—	—	140,539	247,307
Inventory Purchases	$6,031,607	$13,586,244	$10,325,586	$19,665,230

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
FOR THE PERIOD ENDED MARCH 31, 2018

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2018, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS statutory Renewable Volume Obligation ("RVO") for all renewable fuels for 2017 was 24 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2017, the final RVO for 2018 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons.

In recent years, the ethanol industry in the United States has increased exports of ethanol and distillers grains. However, in 2017 China instituted tariffs on ethanol and distillers grains produced in the United States and Brazil instituted a tariff on ethanol produced in the United States. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for U.S. ethanol producers.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018 (Unaudited)		Three Months Ended March 31, 2017 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$26,366,732	100.00	$27,074,946	100.00
Cost of Goods Sold	24,199,412	91.78	26,885,515	99.30
Gross Profit	2,167,320	8.22	189,431	0.70
General and Administrative Expenses	785,008	2.98	747,812	2.76
Operating Income (Loss)	1,382,312	5.24	(558,381)	(2.06)
Other Income	39,862	0.15	95,313	0.35
Net Income (Loss)	$1,422,174	5.39	$(463,068)	(1.71)

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2018 and 2017.

	Three Months ended March 31, 2018 (unaudited)	Three Months ended March 31, 2017 (unaudited)
Production:
Ethanol sold (gallons)	15,351,960	16,489,312
Dried distillers grains sold (tons)	21,205	19,997
Modified distillers grains sold (tons)	40,084	36,941
Corn oil sold (pounds)	3,087,540	4,202,980
Revenues:
Ethanol average price per gallon (net of hedging)	$1.30	$1.35
Dried distillers grains average price per ton	137.64	104.44
Modified distillers grains average price per ton	64.04	40.82
Corn oil average price per pound	0.26	0.25
Primary Inputs:
Corn ground (bushels)	5,672,421	5,695,831
Natural gas (MMBtu)	415,714	391,050
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.39	$3.56
Natural gas average price per MMBtu (net of hedging)	2.49	3.08
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.099	$0.065
Denaturant cost	0.038	0.028
Electricity cost	0.048	0.041
Direct labor cost	0.065	0.056

Revenue

Our revenue was lower for the second quarter of our 2018 fiscal year compared to the same period of our 2017 fiscal year due to a decrease in the average sales prices we received for our ethanol during the first quarter of our 2018 fiscal year. During the second quarter of our 2018 fiscal year, approximately 75.7% of our total revenue was derived from ethanol sales, approximately 20.8% was from distillers grains sales and approximately 3.0% was from corn oil sales. During the second quarter of our 2017 fiscal year, approximately 82.5% of our total revenue was derived from ethanol sales, approximately 13.3% was from distillers grains sales and approximately 3.9% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 3.7% less during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year. Management attributes this decrease in the price we received for our ethanol during the second quarter of our 2018 fiscal year to excess ethanol supply in the market which impacted market ethanol prices, especially early in the second quarter of our 2018 fiscal year. Management anticipates that ethanol prices will be higher during the rest of our 2018 fiscal year due to strong export demand for ethanol which has positively impacted ethanol demand along with the summer driving season which results in increased ethanol demand. However, export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility. If export demand slows in the future, it could negatively impact ethanol demand, especially due to increased production capacity in the United States.

We sold fewer gallons of ethanol during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due to switching from a manifest rail car shipper to a unit train shipper during the second quarter of our 2017 fiscal. Our first unit train was shipped the end of the second quarter of our 2017 fiscal year which increased the amount of rail cars shipped that quarter. Management anticipates that our ethanol production and sales will remain consistent during our 2018 fiscal year compared to our 2017 fiscal year since we are now running a regular unit train shipping schedule. In addition, the amount of ethanol we produced per bushel of corn we ground decreased for the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year, which negatively impacted our profitability. We continue to work to maximize the additional production capacity of our ethanol plant and improve our ethanol production efficiency.

From time to time we enter into forward sales contracts for our products. At March 31, 2018, we had no open ethanol futures contracts. Ethanol futures contracts for the second quarter of our 2017 fiscal year resulted in a gain of approximately $265,000.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average prices we received for both our dried and modified distillers grains were higher during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year. Management attributes these increases to improved distillers grains exports and overall demand for distillers grains. Management anticipates distillers grains prices will remain at current levels for the rest of our 2018 fiscal year.

We produced and sold more total tons of distillers grains during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due to decreased corn oil production during the second quarter of our 2018 fiscal year. When we produce fewer pounds of corn oil, it increases the volume of distillers grains we produce. Management anticipates relatively consistent distillers grains production going forward.

Corn Oil

The total pounds of corn oil we sold was less during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due to a change in chemicals used during the production process which results in less corn oil being extracted. Management anticipates that our corn oil production will continue to remain less for the remaining quarters of our 2018 fiscal year. The average price we received for our corn oil was slightly higher during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due primarily to increased corn oil demand from the biodiesel industry.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the second quarter of our 2018 fiscal year as compared to the second quarter of our 2017 fiscal year due primarily to decreased corn and natural gas prices, partially offset by increased natural gas consumption during the second quarter of our 2018 fiscal year as compared to the second quarter of our 2017 fiscal year. The decrease in our cost of goods sold was greater than the decrease in our revenue during the second quarter of our 2018 fiscal year as compared to the second quarter of our 2017 fiscal year, which resulted in improved profitability during the 2018 period.

Corn Costs

Our cost of goods sold related to corn was less for the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due to decreased corn costs per bushel. For the second quarter of our 2018 fiscal year, we used approximately 0.4% fewer bushels of corn compared to the second quarter of our 2017 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 4.8% less for the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year. In addition, during the second quarter of our 2018 fiscal year, we had a realized gain of approximately $1,703,000 for our corn derivative instruments which decreased our cost of goods sold related to corn. For the second quarter of our 2017 fiscal year, we had a realized gain of approximately $546,000 for our corn derivative instruments which decreased our cost of goods sold related to corn. Management anticipates that corn prices will remain at current levels during our 2018 fiscal year due to plentiful corn supplies and relatively stable corn demand. However, the late planting in many parts of the United States could negatively impact corn prices during our 2018 fiscal year and the beginning of our 2019 fiscal year.

Natural Gas Costs

We consumed approximately 6.3% more MMBtu of natural gas during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year, due to increased production and colder weather during the 2018 period. Our average cost per MMBtu of natural gas was approximately 19.2% less during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due to ample local natural gas supply.

General and Administrative Expenses

Our general and administrative expenses were higher for the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due to higher fees paid in 2018 for our line of credit.

Other Income/Expense

We had less interest income during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due to having less cash on hand during our 2018 fiscal year. We had less other income during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due to receiving less land rent during the 2018 period. Our interest expense was higher during the second quarter of our 2018 fiscal year compared to the second quarter of our 2017 fiscal year due to amounts outstanding on our leases.

Results of Operations for the Six Months Ended March 31, 2018 and 2017

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31, 2018 (Unaudited)		Six Months Ended March 31, 2017 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$52,489,589	100.00	$57,079,406	100.00
Cost of Goods Sold	52,021,675	99.11	54,013,447	94.63
Gross Profit	467,914	0.89	3,065,959	5.37
General and Administrative Expenses	1,500,919	2.86	1,438,745	2.52
Operating Income (Loss)	(1,033,005)	(1.97)	1,627,214	2.85
Other Income	470,513	0.90	681,680	1.19
Net Income (Loss)	$(562,492)	(1.07)	$2,308,894	4.05

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2018 and 2017.

	Six Months ended March 31, 2018 (unaudited)	Six Months ended March 31, 2017 (unaudited)
Production:
Ethanol sold (gallons)	31,979,066	32,692,147
Dried distillers grains sold (tons)	52,168	49,622
Modified distillers grains sold (tons)	67,590	62,063
Corn oil sold (pounds)	6,204,580	8,616,600
Revenues:
Ethanol average price per gallon (net of hedging)	$1.24	$1.43
Dried distillers grains average price per ton	128.41	104.39
Modified distillers grains average price per ton	63.88	45.34
Corn oil average price per pound	0.27	0.26
Primary Inputs:
Corn ground (bushels)	11,393,364	11,383,445
Natural gas (MMBtu)	847,677	806,636
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.33	$3.55
Natural gas average price per MMBtu (net of hedging)	2.58	2.91
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.102	$0.081
Denaturant cost	0.037	0.031
Electricity cost	0.043	0.043
Direct labor cost	0.065	0.062

Revenue

Our revenue was lower for the six months ended March 31, 2018 compared to the same period of our 2017 fiscal year due to a decrease in the average sales prices we received for our ethanol during the first quarter of our 2018 fiscal year. During the six months ended March 31, 2018, approximately 75.4% of our total revenue was derived from ethanol sales, approximately 21.0% was from distillers grains sales and approximately 3.2% was from corn oil sales. During the six months ended March 31, 2017, approximately 81.7% of our total revenue was derived from ethanol sales, approximately 14.0% was from distillers grains sales and approximately 3.9% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 13.29% less during the six months ended March 31, 2018 compared to the six months ended March 31, 2017. Management attributes this decrease in the price we received for our ethanol during the 2018 fiscal year to increased market supplies of ethanol along with relatively stable ethanol demand.

We sold fewer gallons of ethanol during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to switching from a manifest rail car shipper to a unit train shipper last fiscal year. More gallons were shipped during the transition period last year compared to that same time frame this year. In addition, the amount of ethanol we produced per bushel of corn we ground was slightly less for the six months ended March 31, 2018 compared to the six months ended March 31, 2017, which negatively impacted our profitability.

From time to time we enter into forward sales contracts for our products. At March 31, 2018, we had no open ethanol futures contracts. Ethanol futures contracts resulted in a gain of approximately $1,800 during the six months ended March 31, 2018. Ethanol futures contracts for the six months ended March 31, 2017 resulted in a gain of approximately $306,000.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average prices we received for both our dried and modified distillers grains were higher during the six months ended March 31, 2018 compared to the six months ended March 31, 2017.

We produced and sold more total tons of distillers grains during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to decreased corn oil production during the six months ended March 31, 2018. When we produce fewer pounds of corn oil, it increases the volume of distillers grains we produce.

Corn Oil

The total pounds of corn oil we sold was less during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to a change in chemicals used during the production process which results in lower corn oil production. The average price we received for our corn oil was slightly higher during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due primarily to increased demand from the biodiesel industry.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was less for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017 due primarily to decreased corn and natural gas prices during the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. The decrease in our cost of goods sold was less than the decrease in our revenue during the six months ended March 31, 2018 as compared to the six months ended March 31, 2017, which reduced our profitability during the 2018 period.

Corn Costs

Our cost of goods sold related to corn was less for the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to decreased corn costs per bushel along with relatively stable corn consumption. During six months ended March 31, 2018, we used approximately 0.9% more bushels of corn compared to the six months ended March 31, 2017. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 6.2% less for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. In addition, during the six months ended March 31, 2018, we had a realized gain of approximately $1,134,000 for our corn derivative instruments which decreased our cost of goods sold. For the six months ended March 31, 2017, we had a realized gain of approximately $764,000 for our corn derivative instruments which decreased our cost of goods sold.

Natural Gas Costs

We consumed approximately 5.09% more MMBtu of natural gas during the six months ended March 31, 2018 compared to the six months ended March 31, 2017, due to increased production and colder weather during the 2018 period. Our average cost per MMBtu of natural gas was approximately 11.34% less during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to ample local natural gas supply.

General and Administrative Expenses

Our general and administrative expenses were higher for the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to additional consulting services needed during our 2018 fiscal year.

Other Income/Expense

We had more interest income during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to increased cash on hand during the 2018 period. We had less other income during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to a lower capital account refund we received from our marketer during the 2018 period. We had more interest expense during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 due to amounts outstanding on our lease agreements.

Changes in Financial Condition for the Six Months Ended March 31, 2018

Current Assets. We had more cash and equivalents at March 31, 2018 compared to September 30, 2017 primarily due to an increase in our accounts payable due to deferred corn payments owed to our corn suppliers in our 2018 fiscal year. We had more restricted cash at March 31, 2018 compared to September 30, 2017 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had fewer accounts receivable at March 31, 2018 compared to September 30, 2017. We had less inventory on hand at March 31, 2018 compared to September 30, 2017 due primarily to having less ethanol and finished goods inventory at March 31, 2018.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at March 31, 2018 compared to September 30, 2017 primarily due to the regular depreciation of our assets.

Current Liabilities. Our accounts payable were lower at March 31, 2018 compared to September 30, 2017 due to having fewer deferred corn payments at March 31, 2018. Our accrued expenses were higher at March 31, 2018 compared to September 30, 2017 because we had more unpriced corn deliveries at March 31, 2018 compared to September 30, 2017.

Long-term Liabilities. Our long-term liabilities were less at March 31, 2018 compared to September 30, 2017 because of capital lease payments we made during our 2018 fiscal year.

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

The following table shows cash flows for the six months ended March 31, 2018 and 2017:

	March 31, 2018 (unaudited)	March 31, 2017 (unaudited)
Net cash provided by operating activities	$9,368,734	$11,447,388
Net cash (used in) investing activities	(422,711)	(228,096)
Net cash (used in) financing activities	(2,893,657)	(716,071)
Net increase in cash	$6,052,366	$10,503,221
Cash and cash equivalents, end of period	$9,275,708	$20,777,387

Cash Flow from Operations

Our operations provided less cash during the six months ended March 31, 2018 compared to the same period of our 2017 fiscal year due to decreased profitability during the 2018 period along with decreased accrued expenses. There are fewer outstanding payables to our corn customers during the 2018 period compared to the 2017 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the six months ended March 31, 2018 compared to the same period of our 2017 fiscal year. During the 2018 period, our primary capital expenditures were for completing the hammer mill project that was started last fiscal year plus upgrades being made to the bin sweeps.

Cash Flow from Financing Activities

We used more cash for financing activities during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 because of increased distributions paid during the 2018 period.

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

Capital Expenditures

The Company had approximately $317,000 in construction in progress as of March 31, 2018 primarily relating to improvements being made to the bin sweeps and the additional land and railroad track purchased last fiscal year.

Capital Resources

Revolving Loan

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced a similar revolving loan we had with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). The maturity date of the Revolving Loan is May 31, 2018. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At March 31, 2018, we had $10 million available on the Revolving Loan. We had $0 drawn on the Revolving Loan as of March 31, 2018. Interest accrued on the Revolving Loan as of March 31, 2018 at a rate of 3.71%.

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

As of March 31, 2018, we were in compliance with our loan covenants.

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

As of March 31, 2018, we had fixed corn purchase contracts for approximately 2,680,000 bushels of corn and we had corn futures and option contracts for approximately 2.5 million bushels of corn.  As of March 31, 2018 we had an unrealized loss of approximately $131,000 related to our corn futures and option contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of March 31, 2018, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,307,000)
Corn	22,820,000	Bushels	10%	$(5,820,000)
Natural gas	1,664,000	MMBtu	10%	$(383,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2018 and September 30, 2017, (ii) Statements of Operations for the three and six months ended March 31, 2018 and 2017, (iii) Statements of Cash Flows for the six months ended March 31, 2018 and 2017, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 14, 2018	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2018	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)