Form 10-Q
period 2018-06-30
RED TRAIL ENERGY, LLC
filed 2018-08-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2018	September 30, 2017
	(Unaudited)
Current Assets
Cash and equivalents	$14,428,327	$3,223,342
Restricted cash - margin account	4,025,633	5,906,666
Accounts receivable, primarily related party	3,328,277	4,059,227
Other receivables	—	8,764
Inventory	12,302,033	16,413,742
Prepaid expenses	128,186	33,364
Total current assets	34,212,456	29,645,105

Property, Plant and Equipment
Land	1,342,381	1,342,381
Land improvements	4,266,953	4,266,953
Buildings	8,091,522	8,036,031
Plant and equipment	87,263,818	86,460,902
Construction in progress	567,176	628,454
	101,531,850	100,734,721
Less accumulated depreciation	57,138,420	53,592,985
Net property, plant and equipment	44,393,430	47,141,736

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,270,279	3,270,279
Deposits	40,000	40,000
Total other assets	3,915,279	3,915,279

Total Assets	$82,521,165	$80,702,120

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2018	September 30, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$9,904,710	$2,409,171
Accrued expenses	1,717,755	3,670,338
Commodities derivative instruments, at fair value (see note 2)	1,936,750	933,312
Accrued loss on firm purchase commitments (see notes 3 and 7)	—	5,000
Current maturities of notes payable	2,632	2,617
Total current liabilities	13,561,847	7,020,438

Long-Term Liabilities
Notes payable	945	2,921

Members’ Equity (40,148,160 and 41,466,340 as of June 30, 2018 and September 30, 2017, respectively, of Class A Membership Units issued and outstanding)	68,958,373	73,678,761

Total Liabilities and Members’ Equity	$82,521,165	$80,702,120

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues, primarily related party	$28,726,715	$28,536,654	$81,216,304	$85,616,060

Cost of Goods Sold
Cost of goods sold	28,155,815	26,132,798	80,087,408	80,146,245
Lower of cost or net realizable value adjustment	—	—	82,082	—
Loss on firm purchase commitments	—	—	8,000	—
Total Cost of Goods Sold	28,155,815	26,132,798	80,177,490	80,146,245

Gross Profit	570,900	2,403,856	1,038,814	5,469,815

General and Administrative Expenses	611,006	565,397	2,111,926	2,004,142

Operating Income (Loss)	(40,106)	1,838,459	(1,073,112)	3,465,673

Other Income (Expense)
Interest income	54,605	37,297	101,872	80,275
Other income	47,768	25,277	471,049	664,009
Interest expense	(8)	(12)	(42)	(41)
Total other income (expense), net	102,365	62,562	572,879	744,243

Net Income (Loss)	$62,259	$1,901,021	$(500,233)	$4,209,916

Weighted Average Units Outstanding
Basic	41,031,775	41,466,340	41,321,485	41,451,005

Diluted	41,031,775	41,466,340	41,321,485	41,451,005

Net Income (Loss) Per Unit
Basic	$—	$0.05	$(0.01)	$0.10

Diluted	$—	$0.05	$(0.01)	$0.10

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income (loss)	$(500,233)	$4,209,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,545,435	3,506,800
Change in fair value of derivative instruments	1,003,438	(89,050)
Lower of cost or net realizable value adjustment	82,082	—
Loss on firm purchase commitments	8,000	—
Noncash patronage equity	—	(2,591)
Change in operating assets and liabilities:
Restricted cash	1,881,033	(1,274,474)
Accounts receivable	730,950	(580,365)
Other receivables	8,764	64,872
Inventory	4,021,626	(7,949,799)
Prepaid expenses	(94,822)	(13,170)
Accounts payable	7,495,539	18,899,021
Accrued expenses	(1,952,583)	(4,475,572)
Accrued purchase commitment losses	(5,000)	(74,000)
Net cash provided by operating activities	16,224,229	12,221,588

Cash Flows from Investing Activities
Capital expenditures	(797,128)	(945,406)
Net cash (used in) investing activities	(797,128)	(945,406)

Cash Flows from Financing Activities
Dividends paid	(2,901,975)	(4,977,453)
Unit repurchase	(1,318,180)	(681,820)
Debt repayments	(1,961)	(1,946)
Net cash (used in) financing activities	(4,222,116)	(5,661,219)

Net Increase in Cash and Equivalents	11,204,985	5,614,963
Cash and Equivalents - Beginning of Period	3,223,342	10,274,166
Cash and Equivalents - End of Period	$14,428,327	$15,889,129

Supplemental Disclosure of Cash Flow Information
Interest paid	$42	$41
Units issued in exchange for property	$—	$3,320,000

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2018

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

Recently Issued Accounting Pronouncements

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurements of Inventory" regarding inventory that is measured using the first-in, first-out or average cost method. The guidance does not apply to inventory measured using the last-in, first-out or the retail inventory method. The guidance requires inventory within its scope to be measured at the lower of cost or net realizable value, which is the estimated selling price in the normal course of business less reasonable predictable costs of completion, disposal and transportation. These amendments more closely align GAAP with International Financial Reporting Standards (IFRS). ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company has adopted the new standard during the first quarter of this fiscal year and there has been no significant impact to our financial statements.

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
FOR THE PERIOD ENDED JUNE 30, 2018

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

As of:	June 30, 2018 (unaudited)				September 30, 2017
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	1,500	7,500,000	bushels	$(1,121,750)	81	405,000	bushels	$16,688
Corn options	600	3,000,000	bushels	$(815,000)	1,800	9,000,000	bushels	$(950,000)
Total fair value				$(1,936,750)				$(933,312)
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2018

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2018 and September 30, 2017:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2018 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$1,936,750
Total derivatives not designated as hedging instruments for accounting purposes	$—	$1,936,750

Balance Sheet - as of September 30, 2017	Asset	Liability
Commodity derivative instruments, at fair value	$—	$933,312
Total derivatives not designated as hedging instruments for accounting purposes	$—	$933,312

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended June 30, 2018 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2017 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2018 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2017 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(1,901,509)	$182,791	$(767,270)	$947,046
Ethanol derivative instruments	Revenue	—	—	1,800	306,180
Soybean oil derivative instruments	Revenue	—	(4,164)	—	70,518
Natural gas derivative instruments	Cost of Goods Sold	—	—	—	10,780
Total		$(1,901,509)	$178,627	$(765,470)	$1,334,524

3. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of June 30, 2018 and September 30, 2017 were as follows:

As of	June 30, 2018 (unaudited)	September 30, 2017
Raw materials, including corn, chemicals and supplies	$8,065,229	$11,952,560
Work in process	806,096	773,786
Finished goods, including ethanol and distillers grains	1,356,601	1,577,066
Spare parts	2,074,107	2,110,330
Total inventory	$12,302,033	$16,413,742

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2018

Lower of cost or net realizable value adjustments for the three and nine months ended June 30, 2018 and 2017 were as follows:

	For the three months ended June 30, 2018 (unaudited)	For the three months ended June 30, 2017 (unaudited)	For the nine months ended June 30, 2018 (unaudited)	For the nine months ended June 30, 2017 (unaudited)
Loss on firm purchase commitments	$—	$—	$8,000	$—
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$—	$82,082	$—
Total loss on lower of cost or net realizable value adjustments	$—	$—	$90,082	$—

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2018, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an $8,000 estimated loss on firm purchase commitments for the nine months ended June 30, 2018 and no estimated loss for the nine months ended June 30, 2017. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

4. BANK FINANCING

As of	June 30, 2018 (unaudited)	September 30, 2017
Capital lease obligations (Note 6)	$3,577	$5,538
Total Long-Term Debt	3,577	5,538
Less amounts due within one year	2,632	2,617
Total Long-Term Debt Less Amounts Due Within One Year	$945	$2,921

The Company had a $10 million operating line-of-credit with First National Bank of Omaha that matured on March 20, 2017.

On May 31, 2018, we renewed our $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The maturity date of the Revolving Loan is May 31, 2019. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At June 30, 2018, we had $10,000,000 available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of June 30, 2018. The variable interest rate on June 30, 2018 was 3.90%. See note 6 for the Company's additional future minimum lease commitments.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of June 30, 2018, the Company was in compliance with its quarterly debt covenant.

5. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2018

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2018 (unaudited)	Fair Value as of June 30, 2018 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$1,936,750	$1,936,750	$1,936,750	$—	$—
Total	$1,936,750	$1,936,750	$1,936,750	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2017	Fair Value as of September 30, 2017	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$933,312	$933,312	$933,312	$—	$—
Total	$933,312	$933,312	$933,312	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

6. LEASES

The Company leases equipment under operating and capital leases through July 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $153,000 and $136,000 for the three months ended June 30, 2018 and 2017, respectively and $465,000 and $395,000 for the nine months ended June 30, 2018 and 2017, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	June 30, 2018	September 30, 2017
Equipment	$483,488	$483,488
Less accumulated amortization	(136,124)	(120,029)
Net equipment under capital lease	$347,364	$363,459

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2018

At June 30, 2018, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

	Operating Leases	Capital Leases
2019	$525,383	$2,632
2020	424,463	945
2021	365,663	—
2022	296,640	—
2023	202,290	—
Total minimum lease commitments	$1,814,439	3,577
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$3,577

7. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2018, the Company had various fixed price contracts for the purchase of approximately 2.3 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $8.1 million related to the 2.3 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 113 thousand bushels of corn that have been delivered to the Plant. The purchase price of these bushels will be set at the time of pricing the contracts at the September 2018 index price less basis. The estimated accrued payable for these bushels is $380 thousand. The deadline for pricing these 113 thousand bushels is August 24, 2018.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2018

	June 30, 2018 (unaudited)	September 30, 2017
Balance Sheet
Accounts receivable	$3,115,384	$4,027,061
Accounts Payable	3,648,459	1,569
Accrued Expenses	152,615	925,503

	For the three months ended June 30, 2018 (unaudited)	For the three months ended June 30, 2017 (unaudited)	For the nine months ended June 30, 2018 (unaudited)	For the nine months ended June 30, 2017 (unaudited)
Statement of Operations
Revenues	$27,381,514	$27,795,610	$76,354,225	$82,706,618
Cost of goods sold	9,012	7,674	21,936	37,625
General and administrative	62,019	17,990	100,330	51,038
Other income/expense	—	—	140,538	247,307
Inventory Purchases	$7,710,883	$15,395,091	$18,036,469	$35,060,321

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
FOR THE PERIOD ENDED JUNE 30, 2018

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

Unit Purchases By the Company.

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of the Units that May Yet Be Purchased Under the Plans or Programs
April 2018	None	None	None	None
May 2018	1,318,180	$1.00	None	None
June 2018	None	None	None	None
Total	1,318,180	$1.00	None	None
*1,318,180 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

11. SUBSEQUENT EVENT

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2018, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

•	Our ability to generate and maintain sufficient liquidity to fund our operations and meet our necessary capital expenditures;

•	Our ability to continue to meet our loan covenants;

•	Limitations and restrictions contained in the instruments and agreements governing our indebtedness;

•	Results of our hedging transactions and other risk management strategies;

•	Changes and advances in ethanol production technology; and

•	Competition from alternative fuels and alternative fuel additives.

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

In recent years, the ethanol industry in the United States has increased exports of ethanol and distillers grains. However, in 2017 China instituted tariffs on ethanol and distillers grains produced in the United States and Brazil instituted a tariff on ethanol produced in the United States, and now more recently, in April 2018, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). As part of this transaction, we signed a Credit Agreement dated March 17, 2017 (the "Credit Agreement"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). On May 31, 2018 we renewed our Revolving Loan with US Bank. The renewal extended the maturity date and amended the timing of our compliance covenants. The maturity date of the Revolving Loan is May 31, 2019. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. The Revolving Loan is subject to certain financial covenants as set forth in the Credit Agreement. The most significant financial covenants require us to maintain a fixed charge coverage ratio of no less than 1.25:1.00 and a current ratio of no less than 1.50:1.00. Our fixed charge coverage ratio is calculated annually and measures our ability to pay our fixed expenses. Our current ratio is calculated quarterly and measures our liquidity and ability to pay short-term and long-term obligations.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018 (Unaudited)		Three Months Ended June 30, 2017 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$28,726,715	100.00	$28,536,654	100.00
Cost of Goods Sold	28,155,815	98.01	26,132,798	91.58
Gross Profit	570,900	1.99	2,403,856	8.42
General and Administrative Expenses	611,006	2.13	565,397	1.98
Operating Income (Loss)	(40,106)	(0.14)	1,838,459	6.44
Other Income	102,365	0.36	62,562	0.22
Net Income (Loss)	$62,259	0.22	$1,901,021	6.66

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018 (unaudited)	Three Months Ended June 30, 2017 (unaudited)
Production:
Ethanol sold (gallons)	16,030,562	16,344,034
Dried distillers grains sold (tons)	28,905	33,858
Modified distillers grains sold (tons)	25,386	19,864
Corn oil sold (pounds)	3,287,520	4,308,180
Revenues:
Ethanol average price per gallon (net of hedging)	$1.37	$1.42
Dried distillers grains average price per ton	149.95	92.76
Modified distillers grains average price per ton	61.27	49.87
Corn oil average price per pound	0.25	0.25
Primary Inputs:
Corn ground (bushels)	5,605,055	5,719,865
Natural gas (MMBtu)	410,950	418,783
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.40	$3.31
Natural gas average price per MMBtu (net of hedging)	1.97	2.78
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.120	$0.088
Denaturant cost	0.040	0.037
Electricity cost	0.049	0.048
Direct labor cost	0.061	0.052

Revenue

Our revenue was higher for the third quarter of our 2018 fiscal year compared to the same period of our 2017 fiscal year due to increased distiller grains revenue, partially offset by lower ethanol and corn oil revenue. During the third quarter of our 2018 fiscal year, approximately 76.2% of our total revenue was derived from ethanol sales, approximately 20.5% was from distillers grains sales and approximately 2.8% was from corn oil sales. During the third quarter of our 2017 fiscal year, approximately 81.2% of our total revenue was derived from ethanol sales, approximately 14.5% was from distillers grains sales and approximately 3.8% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 3.5% less during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year. Management attributes this decrease in the price we received for our ethanol during the third quarter of our 2018 fiscal year to excess ethanol supply in the market which impacted market ethanol prices. Ethanol exports have supported domestic ethanol prices, however, export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility. If export demand slows in the future, it could negatively impact ethanol demand, especially due to increased production capacity in the United States. Management anticipates that ethanol prices will remain lower unless domestic ethanol demand increases. Management believes that domestic ethanol demand will only increase through increased usage of higher level blends of ethanol, such as E15, used in the United States.

We sold fewer gallons of ethanol during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year due to lower production from unplanned shutdowns from power outages caused by adverse weather in the area. Management anticipates that our ethanol production and sales will be lower during the final quarter of our 2018 fiscal year compared to our 2017 fiscal year as we anticipate to continue to see adverse weather which cause power outages.

From time to time we enter into forward sales contracts for our products. At June 30, 2018, we had no open ethanol futures contracts. We also had no ethanol futures contracts for the third quarter of our 2017 fiscal year.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average prices we received for both our dried and modified distillers grains were higher during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year. Management attributes these increases to improved distillers grains exports from countries other than China and overall demand for distillers grains. Higher corn prices have also positively impacted distillers grains prices. Management anticipates distillers grains prices will remain at their current levels for the rest of our 2018 fiscal year.

We produced and sold more total tons of distillers grains during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year due to decreased corn oil production during the third quarter of our 2018 fiscal year. When we produce fewer pounds of corn oil, it increases the volume of distillers grains we produce. Management anticipates lower distillers grains production going forward.

Corn Oil

The total pounds of corn oil we sold was less during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year due to a change in chemicals used during the production process which resulted in less corn oil being extracted. Management anticipates that our corn oil production will continue to remain less for the remaining quarter of our 2018 fiscal year. The average price we received for our corn oil during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year was comparable.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was higher for the third quarter of our 2018 fiscal year as compared to the third quarter of our 2017 fiscal year due primarily to higher corn costs, partially offset by lower natural gas costs during the third quarter of our 2018 fiscal year as compared to the third quarter of our 2017 fiscal year. The increase in our cost of goods sold was greater than the increase in our revenue during the third quarter of our 2018 fiscal year as compared to the third quarter of our 2017 fiscal year, which resulted in lower profitability during the 2018 period.

Corn Costs

Our cost of goods sold related to corn was higher for the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year due to increased corn costs per bushel. For the third quarter of our 2018 fiscal year, we used approximately 2.0% fewer bushels of corn compared to the third quarter of our 2017 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 2.7% higher for the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year. In addition, during the third quarter of our 2018 fiscal year, we had a realized loss of approximately $1,902,000 for our corn derivative instruments which increased our cost of goods sold related to corn. For the third quarter of our 2017 fiscal year, we had a realized gain of approximately $182,000 for our corn derivative instruments which decreased our cost of goods sold related to corn. Management anticipates that corn prices will remain at the current levels for the remaining quarter of our 2018 fiscal year. However, depending on the size of the harvest, corn prices may change during the first quarter of our 2019 fiscal year. Late planting in many parts of the United States could negatively impact the size of the corn harvest which could result in higher corn prices.

Natural Gas Costs

We consumed approximately 1.9% less MMBtu of natural gas during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year, due to unplanned shutdowns from power outages during the 2018 period. Our average cost per MMBtu of natural gas was approximately 29.1% less during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year due to ample local natural gas supply.

General and Administrative Expenses

Our general and administrative expenses were higher for the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year due to higher credit card fees paid in 2018 and additional meeting expenses.

Other Income/Expense

We had more interest income during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year due to having more cash on hand during our 2018 fiscal year. We had more other income during the third quarter of our 2018 fiscal year compared to the third quarter of our 2017 fiscal year due to the sale of top soil during the 2018 period.

Results of Operations for the Nine Months Ended June 30, 2018 and 2017

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30, 2018 (Unaudited)		Nine Months Ended June 30, 2017 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$81,216,304	100.00	$85,616,060	100.00
Cost of Goods Sold	80,177,490	98.72	80,146,245	93.61
Gross Profit	1,038,814	1.28	5,469,815	6.39
General and Administrative Expenses	2,111,926	2.60	2,004,142	2.34
Operating Income (Loss)	(1,073,112)	(1.32)	3,465,673	4.05
Other Income	572,879	0.71	744,243	0.87
Net Income (Loss)	$(500,233)	(0.62)	$4,209,916	4.92

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2018 and 2017.

	Nine Months Ended June 30, 2018 (unaudited)	Nine Months Ended June 30, 2017 (unaudited)
Production:
Ethanol sold (gallons)	48,009,628	49,036,181
Dried distillers grains sold (tons)	81,073	83,480
Modified distillers grains sold (tons)	92,976	81,927
Corn oil sold (pounds)	9,492,100	12,924,780
Revenues:
Ethanol average price per gallon (net of hedging)	$1.28	$1.42
Dried distillers grains average price per ton	136.09	99.67
Modified distillers grains average price per ton	63.17	46.44
Corn oil average price per pound	0.26	0.26
Primary Inputs:
Corn ground (bushels)	16,998,419	17,103,310
Natural gas (MMBtu)	1,258,627	1,225,419
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.35	$3.47
Natural gas average price per MMBtu (net of hedging)	2.38	2.86
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.108	$0.084
Denaturant cost	0.038	0.033
Electricity cost	0.045	0.045
Direct labor cost	0.064	0.059

Revenue

Our revenue was lower for the nine months ended June 30, 2018 compared to the same period of our 2017 fiscal year due to a decrease in the average sales prices we received for our ethanol during the first quarter of our 2018 fiscal year, partially offset by increased distillers grains revenue. During the nine months ended June 30, 2018, approximately 75.7% of our total revenue was derived from ethanol sales, approximately 20.8% was from distillers grains sales and approximately 3.0% was from corn oil sales. During the nine months ended June 30, 2017, approximately 81.6% of our total revenue was derived from ethanol sales, approximately 14.2% was from distillers grains sales and approximately 3.9% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 9.86% less during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. Management attributes this decrease in the price we received for our ethanol during the 2018 fiscal year to increased market supplies of ethanol along with relatively stable ethanol demand along with lower corn prices.

We sold fewer gallons of ethanol during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to lower production from unplanned shutdowns from power outages caused by adverse weather in the area. In addition, the amount of ethanol we produced per bushel of corn we ground was slightly less for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, which negatively impacted our profitability.

From time to time we enter into forward sales contracts for our products. At June 30, 2018, we had no open ethanol futures contracts. Ethanol futures contracts resulted in a gain of approximately $1,800 during the nine months ended June 30, 2018. Ethanol futures contracts for the nine months ended June 30, 2017 resulted in a gain of approximately $306,000.

Distillers Grains

The average prices we received for both our dried and modified distillers grains were higher during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.

We produced and sold more total tons of distillers grains during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to decreased corn oil production during the nine months ended June 30, 2018.

Corn Oil

The total pounds of corn oil we sold was less during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to a change in the production process which resulted in lower corn oil production. The average price we received for our corn oil during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 was comparable.

Cost of Goods Sold

Our cost of goods sold was greater for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017 primarily due to derivative instrument losses we experienced during the nine months ended June 30, 2018 as compared to the derivative instrument gains we experienced during the nine months ended June 30, 2017. The increase in our cost of goods sold occurred during a time when our revenue was lower which further reduced our profitability during the 2018 period.

Corn Costs

Our cost of goods sold related to corn was less for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to decreased corn costs per bushel along with relatively stable corn consumption. During the nine months ended June 30, 2018, we used approximately 0.6% fewer bushels of corn compared to the nine months ended June 30, 2017. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 3.5% less for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. In addition, during the nine months ended June 30, 2018, we had a realized loss of approximately $767,000 for our corn derivative instruments which increased our cost of goods sold. For the nine months ended June 30, 2017, we had a realized gain of approximately $947,000 for our corn derivative instruments which decreased our cost of goods sold.

Natural Gas Costs

We consumed approximately 2.7% more MMBtu of natural gas during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, due to colder weather during the 2018 period. Our average cost per MMBtu of natural gas was approximately 16.8% less during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to ample local natural gas supply and relatively stable demand.

General and Administrative Expenses

Our general and administrative expenses were higher for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to higher credit card processing fees and additional meeting expenses during our 2018 fiscal year.

Other Income/Expense

We had more interest income during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to increased cash on hand during the 2018 period. We had less other income during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to a lower capital account refund we received from our marketer during the 2018 period.

Changes in Financial Condition for the Nine Months Ended June 30, 2018

Current Assets. We had more cash and equivalents at June 30, 2018 compared to September 30, 2017 primarily due to an increase in our accounts payable due to deferred corn payments owed to our corn suppliers in our 2018 fiscal year. We had less restricted cash at June 30, 2018 compared to September 30, 2017 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had fewer accounts receivable at June 30, 2018 compared to September 30, 2017. We had less inventory on hand at June 30, 2018 compared to September 30, 2017 due primarily to having less corn inventory at June 30, 2018.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at June 30, 2018 compared to September 30, 2017 primarily due to the regular depreciation of our assets.

Current Liabilities. Our accounts payable were higher at June 30, 2018 compared to September 30, 2017 due to having more corn payments at June 30, 2018. Our accrued expenses were lower at June 30, 2018 compared to September 30, 2017 because we had less unpriced corn deliveries at June 30, 2018 compared to September 30, 2017.

Long-term Liabilities. Our long-term liabilities were less at June 30, 2018 compared to September 30, 2017 because of capital lease payments we made during our 2018 fiscal year.

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

The following table shows cash flows for the nine months ended June 30, 2018 and 2017:

	June 30, 2018 (unaudited)	June 30, 2017 (unaudited)
Net cash provided by operating activities	$16,224,229	$12,221,588
Net cash (used in) investing activities	(797,128)	(945,406)
Net cash (used in) financing activities	(4,222,116)	(5,661,219)
Net increase in cash	$11,204,985	$5,614,963
Cash and cash equivalents, end of period	$14,428,327	$15,889,129

Cash Flow from Operations

Our operations provided more cash during the nine months ended June 30, 2018 compared to the same period of our 2017 fiscal year due to less inventory purchases during the 2018 period along with decreased accrued expenses. There were greater outstanding payables to our corn customers during the 2018 period compared to the 2017 period which impacted cash generated by our operations.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the nine months ended June 30, 2018 compared to the same period of our 2017 fiscal year. During the 2018 period, our primary capital expenditures were for completing the hammer mill project that was started last fiscal year plus upgrades being made to the bin sweeps and DDG Stack.

Cash Flow from Financing Activities

We used less cash for financing activities during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 because of fewer distributions paid during the 2018 period.

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

Capital Expenditures

The Company had approximately $567,000 in construction in progress as of June 30, 2018 primarily relating to improvements being made to the centrifuge and DDG Stack. During the nine months ended June 30, 2018, we placed in service approximately $839,000 in capital projects with the majority of these costs related to the addition of a hammer mill and upgrades to our cooling tower.

Capital Resources

Revolving Loan

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). On May 31, 2018 we renewed the Revolving Loan extending the maturity date to May 31, 2019. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At June 30, 2018, we had $10 million available on the Revolving Loan. We had $0 drawn on the Revolving Loan as of June 30, 2018. Interest accrued on the Revolving Loan as of June 30, 2018 at a rate of 3.90%.

Restrictive Covenants

The Revolving Loan is subject to certain financial covenants as set forth in the Credit Agreement. The most significant financial covenants require us to maintain a fixed charge coverage ratio of no less than 1.25:1.00 and a current ratio of no less than 1.50:1.00. Our fixed charge coverage ratio is calculated annually and measures our ability to pay our fixed expenses. Our current ratio is calculated quarterly and measures our liquidity and ability to pay short-term and long-term obligations.

As of June 30, 2018, we were in compliance with our loan covenants.

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

As of June 30, 2018, we had fixed corn purchase contracts for approximately 2,278,000 bushels of corn and we had corn futures and option contracts for approximately 2.3 million bushels of corn.  As of June 30, 2018 we had an unrealized loss of approximately $1,936,750 related to our corn futures and option contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2018, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,946,000)
Corn	22,821,000	Bushels	10%	$(3,415,000)
Natural gas	1,664,000	MMBtu	10%	$(349,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The risk factors below should be read in conjunction with the risk factors previously discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2017. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Failures Of Our Information Technology Infrastructure Could Have A Material Adverse Effect On Operations.  We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

A Cyber Attack Or Other Information Security Breach Could Have A Material Adverse Effect On Our Operations and Result In Financial Losses. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.  If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

Government Policies And Regulations, Particularly Those Affecting The Agricultural Sector And Related Industries, Could Adversely Affect Our Operations And Profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of the Units that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	None	None	None	None
May 1-31, 2018	1,318,180	$1.00	None	None
June 1-30, 2018	None	None	None	None

Total	1,318,180	$1.00	None	None
*1,318,180 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2018 and September 30, 2017, (ii) Statements of Operations for the three and nine months ended June 30, 2018 and 2017, (iii) Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 14, 2018	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2018	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)