Form 10-K
period 2018-09-30
RED TRAIL ENERGY, LLC
filed 2018-12-17
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2018

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2018 was $34,969,920.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 17, 2018, there were 40,148,160 Class A Membership Units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	The reduction or elimination of the renewable fuels use requirement in the Federal Renewable Fuels Standard (RFS);

•	The Chinese distillers grains tariffs and their impact on world distillers grains markets;

•	The Chinese and Brazilian ethanol import duties and their impact on world ethanol demand and prices;

•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;

•	An unfavorable spread between the market price of our products and our feedstock costs;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of our raw materials, particularly corn and natural gas;

•	Changes in or lack of availability of credit;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

In March 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). As part of this transaction, we signed a Credit Agreement dated March 17, 2017 (the "Credit Agreement"). The Revolving Loan replaces our credit facilities with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). In May 31, 2018, we renewed our Revolving Loan with U.S. Bank. The renewal extended the maturity date until May 31, 2019 and amended the timing of our compliance covenants. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. The Revolving Loan is subject to certain financial covenants as set forth in the Credit Agreement. The most significant financial covenants require us to maintain a fixed charge coverage ratio of no less than 1.25:1.00 and a current ratio of no less than 1.50:1.00. Our fixed charge coverage ratio is calculated annually and measures our ability to pay our fixed expenses. Our current ratio is calculated quarterly and measures our liquidity and ability to pay short-term and long-term obligations.

Principal Products

The principal products that we produce are ethanol, distillers grains and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Ethanol	76%	82%	78%
Distillers Grains	21%	14%	19%
Corn Oil	3%	4%	3%

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

New Products and Services

We did not introduce any new products or services during our 2018 fiscal year.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 22 million bushels of corn during our 2018 fiscal year, or approximately 60,000 bushels per day, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During our 2018 fiscal year, we were able to secure sufficient corn to operate the plant and do not anticipate any problems securing enough corn during our 2019 fiscal year. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. Corn prices have been lower in recent years due to large corn crops harvested in each of the last four years. Further, growing conditions were favorable during 2018 which led to a large corn crop harvested in the fall of 2018. As a result of these large corn crops, we have not had difficulty securing the corn we require for our operations. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problem during our 2019 fiscal year.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

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

Electricity

The production of ethanol uses significant amounts of electricity. We entered into a contract with Roughrider Electric Cooperative to provide our needed electrical energy.   This contract was renewed in August 2018. This contract automatically renews unless either party gives notice of its intent not to renew the agreement.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year.  We anticipate receiving adequate water supplies during our 2019 fiscal year.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. Our primary sources of working capital are cash from our operations as well as our revolving line-of-credit with U.S. Bank. Management anticipates that we will have sufficient working capital to operate at capacity during our 2019 fiscal year without seeking additional sources of equity or debt financing. However, if we experience unfavorable operating conditions during our 2019 fiscal year, it is possible we may need to secure additional sources of working capital.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of September 20, 2018, the Renewable Fuels Association ("RFA") estimates that there are 215 ethanol production facilities in the United States with capacity to produce approximately 16.4 billion gallons of ethanol annually. The RFA also estimates that approximately 3% of the ethanol production capacity in the United States is currently idled. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 43% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,716	10%
POET Biorefining	1,711	10%
Valero Renewable Fuels	1,400	9%
Green Plains Renewable Energy	1,475	9%
Flint Hills Resources	840	5%
TOTAL	7,142	43%
Updated: September 20, 2018

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

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas. While in the past there were a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations which have made electric car technology more widely available. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

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

Finally, many ethanol producers are increasing their production capacities through expansion projects which started becoming operational during our 2018 fiscal year. These expansion projects have increased the supply of ethanol in the market which has negatively impacted market ethanol prices and may continue to result in excess ethanol supply in the future.

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

The statutory RVO for all renewable fuels for 2018 was 19.29 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2018, the final RVO for 2019 was set at 19.92 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2018 fiscal year, we incurred costs and expenses of approximately $37,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal has reduced our environmental compliance costs.

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

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe which resulted in the imposition of a tariff on the imported ethanol. This tariff has in the past and may continue to result in decreased exports of ethanol to Europe thereby negatively impacting the market price of ethanol in the United States. The anti-dumping tariff was scheduled to expire in 2018 which could have resulted in additional exports to the European Union during our 2018 fiscal year, however, the European Commission initiated an expiry review of the anti-dumping tariffs in February of 2018. As such, the anti-dumping tariffs will remain in place during the investigation, which is set to conclude within fifteen months.

In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. Most recently, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Employees

As of December 17, 2018, we had 46 full-time employees. We anticipate that we will have approximately 48 full-time employees during the next 12 months.

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

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, tariffs and import quotas, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2019 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We were in compliance with all financial covenants at September 30, 2018 with the exception of the Fixed Charge Coverage Ratio. We executed a waiver of financial covenant with our primary lender which specifically addressed our compliance with the Fixed Charge Coverage Ratio covenant for the fiscal year ending September 30, 2018. Current management projections indicate that we will be in compliance with our loan covenants through September 30, 2019. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States has recently benefited from additional exports of ethanol which may not continue to occur during our 2019 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2019 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production, lower ethanol demand or lower overall gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Distillers grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China was previously the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. This reduction in demand has negatively impacted our ability to profitably operate the ethanol plant.

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

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and could negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On November 30, 2018, the EPA released the final RFS rule setting the 2019 total volume obligation at 19.92 billion gallons of which 15.0 billion gallon could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS in the future or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.  The ethanol plant was placed in service in January 2007 and is in excellent condition and is capable of functioning in excess of its 50 million gallon name-plate production capacity.

All of our tangible and intangible property, real and personal, serves as the collateral for our senior credit facility with U.S. Bank. Our senior credit facility is discussed in more detail under "ITEM 7. Management's Discussion and Analysis - Capital Resources."

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

As of December 17, 2018, there were 934 holders of record of our Class A membership units.

In May of 2018 a total of 1,318,180 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2017 1st	$1.05	$1.21	$1.16	370,000
2017 2nd	$1.20	$1.31	$1.26	45,000
2017 3rd	$1.32	$1.45	$1.39	107,812
2017 4th	$1.35	$1.45	$1.41	59,500
2018 1st	$1.35	$1.35	$1.35	114,500
2018 2nd	$1.35	$1.35	$1.35	5,000
2018 3rd	$1.35	$1.35	$1.35	37,500
2018 4th	$1.25	$1.25	$1.25	5,000

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since September 30, 2013, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on September 30, 2013. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of September 30, 2016, 2015 and 2014 and the selected income statement data and other financial data for the periods ended September 30, 2015 and 2014 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2018 and 2017 and the selected statement of operations data and other financial data for the fiscal years ended September 30, 2018, 2017 and 2016 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	Years Ended
Statement of Operations Data:	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015	September 30, 2014
Revenues	$103,577,061	$109,609,359	$105,159,602	$100,795,412	$139,122,644

Cost of Goods Sold	106,713,199	102,061,933	97,414,865	91,984,165	106,047,180

Gross Profit (Loss)	(3,136,138)	7,547,426	7,744,737	8,811,247	33,075,464

General and Administrative	2,557,189	2,382,272	2,399,733	2,471,783	2,200,809

Operating Income (Loss)	(5,693,327)	5,165,154	5,345,004	6,339,464	30,874,655

Other Income (Expense)	554,156	3,199,696	558,757	2,227,797	(284,321)

Net Income (Loss)	$(5,139,171)	$8,364,850	$5,903,761	$8,567,261	$30,590,334

Weighted Average Units Outstanding - Basic	41,025,743	41,454,828	40,148,160	40,148,160	40,148,160

Weighted Average Units Outstanding - Diluted	41,025,743	41,454,828	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit - Basic and Diluted	$(0.13)	$0.20	$0.15	$0.21	$0.76

Balance Sheet Data:	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015	September 30, 2014
Current Assets	$24,984,683	$29,645,105	$24,681,404	$23,051,396	$40,622,512

Net Property and Equipment	43,357,257	47,141,736	47,224,703	50,940,083	51,479,515

Total Assets	72,465,492	80,702,120	75,591,411	77,567,266	95,658,429

Current Liabilities	8,146,757	7,020,438	7,932,689	9,940,702	18,756,713

Long-Term Liabilities	—	2,921	5,538	1,862,246	5,647,712

Members' Equity	64,318,735	73,678,761	67,653,184	65,764,317	71,254,004

Book Value Per Unit	$1.60	$1.78	$1.69	$1.64	$1.77

Dividends Declared Per Unit	$0.07	$0.12	$0.10	$0.35	$0.05
* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended September 30, 2018 and 2017

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2018 and 2017:

	Year Ended September 30, 2018		Year Ended September 30, 2017
Statement of Operations Data	Amount	%	Amount	%
Revenues	$103,577,061	100.00	$109,609,359	100.00
Cost of Goods Sold	106,713,199	103.03	102,061,933	93.11
Gross Profit (Loss)	(3,136,138)	(3.03)	7,547,426	6.89
General and Administrative Expenses	2,557,189	2.47	2,382,272	2.17
Operating Income (Loss)	(5,693,327)	(5.50)	5,165,154	4.71
Other Income (Expense)	554,156	0.54	3,199,696	2.92
Net Income (Loss)	$(5,139,171)	(4.96)	$8,364,850	7.63

The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2018 and 2017.

	Year Ended September 30, 2018	Year Ended September 30, 2017
Production:
Ethanol sold (gallons)	61,901,487	62,500,281
Dried distillers grains sold (tons)	110,497	107,992
Modified distillers grains sold (tons)	107,533	98,631
Corn oil sold (pounds)	12,591,310	16,735,020
Revenues:
Ethanol average price per gallon (net of hedging)	$1.27	$1.43
Dried distillers grains average price per ton	132.62	100.44
Modified distillers grains average price per ton	61.29	47.28
Corn oil average price per pound	0.25	0.26
Primary Inputs:
Corn ground (bushels)	22,088,221	21,994,786
Natural gas (MMBtu)	1,635,138	1,578,185
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.35	$3.46
Natural gas average price per MMBtu (net of hedging)	2.36	2.83
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.108	$0.083
Denaturant cost	0.040	0.032
Electricity cost	0.043	0.043
Direct labor cost	0.066	0.062

Revenue

For our 2018 fiscal year, ethanol sales comprised approximately 76% of our revenues, distillers grains sales comprised approximately 21% of our revenues and corn oil sales comprised approximately 3% of our revenues. For our 2017 fiscal year, ethanol sales comprised approximately 82% of our revenues, distillers grains sales comprised approximately 14% of our revenues and corn oil sales comprised approximately 4% of our revenues.

Our total revenue for our 2018 fiscal year was lower compared to our 2017 fiscal year due to decreased ethanol prices and production during the 2018 period. Our operating margins were less favorable during our 2018 fiscal year compared to our 2017 fiscal year due to a greater increase in our cost of goods sold.

Ethanol

The average price we received per gallon of ethanol sold was approximately 11% less for our 2018 fiscal year compared to our 2017 fiscal year. Management attributes this decrease in the average price we received for our ethanol during our 2018 fiscal year with increased supplies of ethanol in the market along with the lower corn prices which typically has an impact on market ethanol prices. Management anticipates that ethanol prices may remain lower during our 2019 fiscal year due to a combination of factors, including anticipated increases in United States ethanol production. In the United States, many ethanol producers are expanding their production capacity. In addition, both Brazil and China, each a major source of export demand in the past, have instituted tariffs on ethanol produced in the United States. Overall export demand for ethanol was greater during our 2018 fiscal year. However, these export increases were not great enough to support ethanol prices during our 2018 fiscal year. Without an increase in ethanol demand, either domestically or in the export markets, we may continue to experience excess ethanol supply and corresponding weaker prices. The United States ethanol industry is continuing to work to open new export markets for ethanol, including the Mexican market, which may positively impact domestic ethanol prices. Export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility.

We sold approximately 1% fewer gallons of ethanol during our 2018 fiscal year compared our 2017 fiscal year due to lower production from unplanned shutdowns from power outages caused by adverse weather in the area. Management anticipates that our ethanol production will be comparable during our 2019 fiscal year providing market factors allow us to operate the ethanol plant profitably. However, if operating margins in the ethanol industry are reduced, we may reduce production in order to improve our operating efficiency and maximize the amount of ethanol we can produce per bushel of corn used.

We experienced a gain of approximately $1,800 in our soybean oil derivative instruments which increased our revenue during our 2018 fiscal year. We experienced a gain of approximately $306,000 in our ethanol derivative instruments and a gain of approximately $72,000 in our soybean oil derivative instruments during our 2017 fiscal year which both increased our revenue.

Distillers Grains

The average price we received for our dried distillers grains during our 2018 fiscal year was approximately 32% higher than the average price we received during our 2017 fiscal year primarily due to improved export sales of distillers grains and higher prices, especially in the middle of our 2018 fiscal year. The average price we received from our modified distillers grains during our 2018 fiscal year was approximately 30% higher compared to our 2017 fiscal year due to strong local demand for distillers grains and higher market prices for distillers grains. Management anticipates that distillers grains prices will be lower in the near term due to increased corn supplies following harvest but management believes that export demand will remain which should support distillers grains prices later in our 2018 fiscal year. However, the market for distillers grains still is impacted by the loss of the Chinese market which will continue to keep distillers grains prices lower than in previous years.

We produced approximately 2% more tons of dried distillers grains and approximately 9% more tons of modified distillers grains during our 2018 fiscal year compared to our 2017 fiscal year primarily because of reduced corn oil production. When we produce less corn oil, it results in additional tons of distillers grains that we produce. We decide whether to produce dried distillers grains versus modified/wet distillers grains based on market conditions and the relative cost of producing each form of distillers grains. Management anticipates that distillers grains production will remain at its current mix during our 2019 fiscal year.

Corn Oil

The average price we received for our corn oil was approximately 4% less during our 2018 fiscal year compared to our 2017 fiscal year primarily due to additional corn oil supplies in the market. Corn oil demand was benefited by additional biodiesel production capacity which was added during our 2018 fiscal year which management expects will positively impact corn oil prices. However, corn oil demand from the biodiesel industry has been volatile, and may continue to be volatile depending on whether the biodiesel blenders' credit is reinstated for 2019 along with other market conditions.

Our corn oil sales decreased by approximately 25% during our 2018 fiscal year compared to our 2017 fiscal year due to decreased total production at the ethanol plant during our 2018 fiscal year along with a decrease in the amount of corn oil we produced per bushel of corn we ground. This decrease in the amount of corn oil we produced per bushel of corn we ground was due to a change in chemicals used during the production process which results in less corn oil being extracted. Management anticipates that corn oil production will continue to be lower during our 2019 fiscal year.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our total cost of goods sold was approximately 5% greater for our 2018 fiscal year compared to our 2017 fiscal year due primarily to higher chemical and ingredient costs associated with our production during our 2018 fiscal year.

Corn Costs

Our cost of goods sold related to corn was approximately 3% less during our 2018 fiscal year compared to our 2017 fiscal year due to decreased corn cost per bushel during our 2018 fiscal year, partially offset by increased corn consumption. Our average cost per bushel of corn used, without including our derivative instrument gains and losses, was approximately 11% less during our 2018 fiscal year compared to our 2017 fiscal year. Management attributes this decrease in corn costs to a favorable spread between corn supply and demand. Management anticipates that corn prices will remain at their current levels during the beginning of our 2019 fiscal year and may continue depending on growing conditions during 2019. Management believes that there will be sufficient corn in our local market to continue to operate the ethanol plant at capacity during our 2019 fiscal year. We used a comparable volume of corn during our 2018 fiscal year and our 2017 fiscal year due to decreased production at the plant offset by a slightly lower rate of conversion of bushels of corn to gallons of ethanol produced. Management anticipates that we will consume additional corn in the future provided operating margins remain favorable.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At September 30, 2018, we had forward corn purchase contracts for various delivery periods through December 2018 for a total commitment of approximately $7.85 million for a total of approximately 2.3 million bushels of corn. We had a loss of approximately $2 million related to our corn derivative instruments which increased our cost of goods sold during our 2018 fiscal year. We had a gain of approximately $2.1 million related to our corn derivative instruments during our 2017 fiscal year which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Natural Gas Costs

Our total natural gas costs to operate the ethanol plant were lower for our 2018 fiscal year compared to our 2017 fiscal year due primarily to decreased natural gas costs per MMBtu during the 2018 period. Our average cost per MMBtu of natural gas was approximately 17% less during our 2018 fiscal year compared to our 2017 fiscal year. Management believes this decrease in natural gas costs during our 2018 fiscal year was due to our location near natural gas supplies. In addition, we consumed approximately 3.6% more natural gas during our 2018 fiscal year compared to our 2017 fiscal year due to colder weather during the 2018 period. Management expects that the natural gas prices will remain steady during our 2019 fiscal year unless we experience supply disruptions during 2019, including as a result of hurricane activity in the Gulf of Mexico, which negatively impacts natural gas production.

General and Administrative Expenses

Our general and administrative expense was greater during our 2018 fiscal year and our 2017 fiscal year due to higher credit card processing fees and additional meeting expenses during our 2018 fiscal year.

Other Income/Expense

We had less interest income during our 2018 fiscal year compared to our 2017 fiscal year due to having less cash on hand during the 2018 period. Our interest expense was lower during our 2018 fiscal year compared to our 2017 fiscal year due to having less borrowing during the 2018 period. Our other income was significantly lower during our 2018 fiscal year compared to our 2017 fiscal year due to a smaller distribution from our ethanol marketer and because we had insurance proceeds we received during the 2017 fiscal year which was included in other income.

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

Changes in Financial Condition for the Year Ended September 30, 2018 and 2017

Current Assets. We had more cash and equivalents on our balance sheet at September 30, 2018 compared to September 30, 2017 due to increased corn payables at September 30, 2018 compared to September 30, 2017. We had more restricted cash at September 30, 2018 compared to September 30, 2017 as a result of having more cash deposited in our margin account with our commodities broker related to our risk management positions. We had fewer accounts receivable at September 30, 2018 compared to September 30, 2017 due primarily to the timing of payments from our product marketers at the end of our 2018 fiscal year compared to the end of our 2017 fiscal year. We had less inventory on hand at September 30, 2018 compared to September 30, 2017 due to having less bagged corn at the plant.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at September 30, 2018 compared to September 30, 2017 due primarily to the addition of a hammer mill and upgrades made to the centrifuges during our 2018 fiscal year. However, the net value of our property, plant and equipment was lower at September 30, 2018 compared to September 30, 2017 due to depreciation.

Other Assets. Our other assets were higher at September 30, 2018 than at September 30, 2017 due to increased patronage equity related to our electric provider which is a cooperative.

Current Liabilities. Our accounts payable was higher at September 30, 2018 compared to September 30, 2017 due to increased payables related to amounts owed to our corn producers. Our accrued expenses were lower at September 30, 2018 compared to September 30, 2017 due to having less accrued corn payables at September 30, 2018 compared to September 30, 2017. We had a greater liability related to our corn derivative instruments which were in a loss position as of September 30, 2018 compared to September 30, 2017, primarily due to corn options we had outstanding at September 30, 2018.

Long-term Liabilities. We had no long-term liabilities at September 30, 2018 compared to approximately $3,000 in capital lease obligations at September 30, 2017.

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

Inventory

Corn is the primary raw material and, along with other raw materials and supplies, is stated at the lower of cost or net realizable value on a first-in, first-out (FIFO) basis.  Work in process and finished goods, which consists of ethanol, distillers grains and corn oil produced, is stated at the lower of average cost or net realizable value.  Spare parts inventory is valued at lower of cost or net realizable value on a FIFO basis.

Allowance for Doubtful Accounts

Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Doubtful Accounts as of September 30, 2018 could impact net income by approximately $32,000 for our 2018 fiscal year.

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

The following table shows cash flows for the years ended September 30, 2018 and 2017:

	2018	2017
Net cash provided by (used in) operating activities	$6,521,734	$(160,460)
Net cash (used in) investing activities	(947,746)	(1,228,494)
Net cash (used in) financing activities	(4,223,472)	(5,661,870)
Net increase (decrease) in cash	$1,350,516	$(7,050,824)
Cash and equivalents, end of period	$4,573,858	$3,223,342

Cash Flow from Operations

Our operations provided more cash during our 2018 fiscal year compared to our 2017 fiscal year. Changes in our inventory and accounts receivable positively impacted the cash generated by our operating activities during our 2018 fiscal year.

Cash Flow from Investing Activities

We used less cash for capital expenditures during our 2018 fiscal year compared to our 2017 fiscal year. During our 2018 fiscal year we had capital expenditures related to the addition of a hammer mill and upgrades to the centrifuges. During our 2017 fiscal year we had capital expenditures related to a project to expand the cooling capacity of our beer mash exchangers.

Cash Flow from Financing Activities

We used less cash for financing activities during our our 2018 fiscal year compared to our 2017 fiscal year due to fewer distributions made during our 2018 fiscal year compared to our 2017 fiscal year. We used approximately $3 million during our 2018 fiscal year for distributions to our members compared to approximately $5 million during our 2017 fiscal year.

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

The following table shows cash flows for the years ended September 30, 2017 and 2016:

	2017	2016
Net cash provided by (used in) operating activities	$(160,460)	15,856,698
Net cash (used in) investing activities	(1,228,494)	(827,507)
Net cash (used in) financing activities	(5,661,870)	(9,845,687)
Net increase (decrease) in cash	$(7,050,824)	5,183,504
Cash and equivalents, end of period	$3,223,342	$10,274,166

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

Capital Expenditures

The Company had approximately $43,000 in construction in progress as of September 30, 2018. During the fiscal year ended September 30, 2018, the Company placed in service approximately $950,000 in capital projects.

Capital Resources

On March 20, 2017, our $10 million operating line-of-credit with First National Bank of Omaha matured. We entered into a new revolving loan with U.S. Bank National Association ("U.S. Bank") described below.

Revolving Loan

On March 17, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank. The Revolving Loan replaced a similar revolving loan we had with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). In May 31, 2018 we renewed our Revolving Loan with U.S. Bank. The renewal extended the maturity date to May 31, 2019 and amended the timing of our compliance covenants. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At September 30, 2018, we had $8.8 million available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of September 30, 2018. Interest accrued on the Revolving Loan as of September 30, 2018 at a rate of 4.08%.

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

As of September 30, 2018, we were in compliance with our loan covenants with the exception of the Fixed Charge Coverage Ratio covenant. In our December 11, 2018 Waiver of Financial Covenant, US Bank waived our non-compliance with our Fixed Charge Coverage Ratio covenant.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2018:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years	More than 5 Yrs
Corn purchases *	7,963,489	7,963,489	—	—	—
Water purchases	3,180,000	424,000	1,272,000	1,272,000	212,000
Operating lease obligations	1,685,730	513,290	1,044,310	128,130	—
Capital leases	2,921	2,921	—	—	—
Total	$12,832,140	$8,903,700	$2,316,310	$1,400,130	$212,000
* - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2018 for basis contracts that had not yet been fixed.

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

As of September 30, 2018, we had approximately 2.3 million bushels of corn under fixed price contracts.  As of September 30, 2018 some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $204,000 was recorded.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of September 30, 2018, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(7,668,000)
Corn	22,820,000	Bushels	10%	$(865,000)
Natural gas	1,664,000	MMBtu	10%	$(383,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

December 17, 2018

To the Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Red Trail Energy, LLC (the Company) as of September 30, 2018 and 2017, and the related statements of operations, changes in members’ equity, and cash flows, for the years ended September 30, 2018 and 2017, and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Red Trail Energy, LLC as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years ended September 30, 2018 and 2017, and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as Red Trail Energy, LLC’s auditor since 2012.

Minneapolis, Minnesota
December 17, 2018

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2018	September 30, 2017

Current Assets
Cash and equivalents	$4,573,858	$3,223,342
Restricted cash	6,299,481	5,906,666
Accounts receivable, primarily related party	3,029,314	4,059,227
Other receivables	—	8,764
Inventory	10,971,056	16,413,742
Prepaid expenses	110,974	33,364
Total current assets	24,984,683	29,645,105

Property, Plant and Equipment
Land	1,342,381	1,342,381
Land improvements	4,465,311	4,266,953
Buildings	8,091,522	8,036,031
Plant and equipment	87,740,511	86,460,902
Construction in progress	42,742	628,454
	101,682,467	100,734,721
Less accumulated depreciation	58,325,210	53,592,985
Net property, plant and equipment	43,357,257	47,141,736

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,478,552	3,270,279
Deposits	40,000	40,000
Total other assets	4,123,552	3,915,279

Total Assets	$72,465,492	$80,702,120

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2018	September 30, 2017

Current Liabilities
Accounts payable	$4,689,119	$2,409,171
Accrued expenses	1,005,067	3,670,338
Commodities derivative instruments, at fair value	2,245,650	933,312
Accrued loss on firm purchase commitments (see note 4)	204,000	5,000
Current maturities of notes payable	2,921	2,617
Total current liabilities	8,146,757	7,020,438

Long-Term Liabilities
Notes payable	—	2,921

Commitments and Contingencies (Notes 5, 7, 9 and 13)

Members’ Equity (40,148,160 and 41,466,340 Class A Membership Units issued and outstanding on September 30, 2018 and 2017, respectively)	64,318,735	73,678,761

Total Liabilities and Members’ Equity	$72,465,492	$80,702,120

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016

Revenues, primarily related party	$103,577,061	$109,609,359	$105,159,602

Cost of Goods Sold
Cost of goods sold	106,193,402	101,887,309	96,757,473
Lower of cost or net realizable value adjustment	307,797	169,624	583,392
Loss on firm purchase commitments	212,000	5,000	74,000
Total Cost of Goods Sold	106,713,199	102,061,933	97,414,865

Gross Profit (Loss)	(3,136,138)	7,547,426	7,744,737

General and Administrative Expenses	2,557,189	2,382,272	2,399,733

Operating Income (Loss)	(5,693,327)	5,165,154	5,345,004

Other Income (Expense)
Interest income	71,427	119,713	(16,527)
Other income	482,777	3,093,011	689,868
Interest expense	(48)	(13,028)	(114,584)
Total other income (expense), net	554,156	3,199,696	558,757

Net Income (Loss)	$(5,139,171)	$8,364,850	$5,903,761

Weighted Average Units Outstanding
Basic	41,025,743	41,454,828	40,148,160

Diluted	41,025,743	41,454,828	40,148,160

Net Income (Loss) Per Unit
Basic	$(0.13)	$0.20	$0.15

Diluted	$(0.13)	$0.20	$0.15

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Years Ended September 30, 2018, 2017 and 2016

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Units	Amount	Total Member Equity

Balances - September 30, 2015	40,148,160	$37,724,595	$75,541	$28,123,721	140,000	$(159,540)	$65,764,317
Distribution	—	—	—	(4,014,894)	—	—	(4,014,894)
Net Income	—	—	—	5,903,761	—	—	5,903,761

Balances - September 30, 2016	40,148,160	37,724,595	75,541	30,012,588	140,000	(159,540)	67,653,184
Units Issued	2,000,000	3,320,000	—	—	—	—	3,320,000
Units repurchased and retired	(681,820)	(681,820)	—	—	—	—	(681,820)
Distribution	—	—	—	(4,977,453)	—	—	(4,977,453)
Net Income	—	—	—	8,364,850	—	—	8,364,850

Balances - September 30, 2017	41,466,340	40,362,775	75,541	33,399,985	140,000	(159,540)	73,678,761
Units repurchased and retired	(1,318,180)	(1,318,180)	—	—	—	—	(1,318,180)
Distribution	—	—	—	(2,902,675)	—	—	(2,902,675)
Net Income	—	—	—	(5,139,171)	—	—	(5,139,171)
Balances - September 30, 2018	40,148,160	$39,044,595	$75,541	$25,358,139	140,000	$(159,540)	$64,318,735
(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016

Cash Flows from Operating Activities
Net income (loss)	$(5,139,171)	$8,364,850	$5,903,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,732,225	4,629,531	4,511,215
Loss on disposal of fixed assets	—	1,930	—
Change in fair value of derivative instruments	1,312,338	717,613	(63,663)
Lower of cost or net realizable value adjustment	307,797	169,624	583,392
Loss on firm purchase commitments	212,000	5,000	74,000
Noncash patronage equity	(208,273)	(229,975)	(137,396)
Change in operating assets and liabilities:
Restricted cash - commodities derivatives account including settlements	(392,815)	(3,245,335)	(482,320)
Accounts receivable	1,029,913	(419,911)	(1,440,828)
Other receivables	8,764	56,108	1,725,899
Inventory	4,922,889	(8,604,460)	3,051,024
Prepaid expenses and deposits	(77,610)	24,448	12,669
Other assets	—	—	89,213
Accounts payable and accrued expenses	(385,323)	(1,560,883)	2,016,732
Accrued purchase commitment losses	199,000	(69,000)	13,000
Net cash provided by (used in) operating activities	6,521,734	(160,460)	15,856,698

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	7,000	—
Capital expenditures	(947,746)	(1,235,494)	(827,507)
Net cash (used in) investing activities	(947,746)	(1,228,494)	(827,507)

Cash Flows from Financing Activities
Dividends paid	(2,902,675)	(4,977,453)	(4,014,895)
Unit repurchases	(1,318,180)	(681,820)	—
Debt and capital lease repayments	(2,617)	(2,597)	(5,830,792)
Net cash (used in) financing activities	(4,223,472)	(5,661,870)	(9,845,687)

Net Increase (Decrease) in Cash and Equivalents	1,350,516	(7,050,824)	5,183,504
Cash and Equivalents - Beginning of Period	3,223,342	10,274,166	5,090,662
Cash and Equivalents - End of Period	$4,573,858	$3,223,342	$10,274,166

Supplemental Disclosure of Cash Flow Information
Interest paid	3,721	9,355	138,586
Noncash Investing and Financing Activities
Units issued in exchange for property	$—	$3,320,000	$—
Capital expenditures in accounts payable	$—	$99,953	$—
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

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

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates fair value. Balances in excess of federally insured limits are not covered by FDIC insurance. Restricted cash is cash deposited in our margin account with our commodities broker related to our risk management positions.

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

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of approximately $319,266 and $274,372 at September 30, 2018 and 2017, respectively.

Allowance for Doubtful Accounts

Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts.

Inventory

Corn is the primary raw material and, along with other raw materials and supplies, is stated at the lower of cost or net realizable value on a first-in, first-out (FIFO) basis.  Work in process and finished goods, which consists of ethanol, distillers grains and corn oil produced, is stated at the lower of average cost or net realizable value.  Spare parts inventory is valued at lower of cost or net realizable value on a FIFO basis.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

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

Firm Purchase Commitments

The Company typically enters into fixed price contracts to purchase corn to ensure an adequate supply of corn to operate its plant. The Company will generally seek to use exchange traded futures, options or swaps as an offsetting economic hedge position. The Company closely monitors the number of bushels hedged using this strategy to avoid an unacceptable level of margin exposure. Contract prices are analyzed by management at each period end and, if necessary, valued at the lower of cost or net realizable value in the balance sheets.

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements. Revenues are recognized when the customer has taken title, which occurs when the product is shipped, has assumed the risks and rewards of ownership, prices are fixed or determinable and collectability is reasonably assured.

Revenues are shown net of any fees incurred under the terms of the Company's agreements for the marketing and sale of ethanol and related products. Revenues are also shown net of any discounts given for sales of modified distillers grains.

Long-lived Assets

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized. The present values of capital lease obligations are classified as a liability and the related assets are included in property, plant and equipment. Amortization of equipment under capital leases is included in depreciation expense.

Depreciation is computed using the straight-line method over the following estimated useful lives:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

	Minimum Years	Maximum Years
Land improvements	15	30
Buildings	10	40
Plant and equipment	7	20
Railroad	10	30

Depreciation expense included in cost of goods sold is $4,667,388 for the year ended September 30, 2018, $4,566,505 for the year ended September 30, 2017 and $4,459,040 for the year ended September 30, 2016. Depreciation expense included in general and administrative expenses is $64,837 for the year ended September 30, 2018, $63,026 for the year ended September 30, 2017, and $52,175 for the year ended September 30, 2016.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2018 and 2017 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values because of their short-term nature. The fair values of notes payable approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

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

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2018.

2. CONCENTRATIONS

Coal and Natural Gas

In previous years coal was an important input to our manufacturing process. During the second quarter of our 2015 fiscal year we converted the energy source for our ethanol plant to natural gas. As a result, we do not anticipate using coal to fire the ethanol plant in the future and changes in the price or availability of coal will not impact our operations. However, we maintain the equipment necessary to operate the ethanol plant using coal as the fuel source which management believes could benefit us in the future, especially if natural gas prices increase or natural gas is not available at the ethanol plant. The Company signed a sales agreement with Rainbow Gas Company to supply natural gas to the plant through October 2019. The Company's intentions are to run the plant on natural gas and renew the supply agreement with its current natural gas supplier.

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol, DDGS and corn oil. RPMG purchases 100% of the ethanol, DDGS and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 85% and 84% of the Company's outstanding trade receivables balance at September 30, 2018 and 2017, respectively. Approximately 93%, 97%, and 97% of revenues are comprised of sales to RPMG for the year ended September 30, 2018, the year ended September 30, 2017 and the year ended September 30, 2016, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

are included in the results of operations and are classified as revenue and corn derivative changes in fair market value are included in cost of goods sold.

As of:	September 30, 2018				September 30, 2017
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	800	4,000,000	bushels	$(319,400)	81	405,000	bushels	$16,688
Corn options	2,800	14,000,000	bushels	$(1,926,250)	1,800	9,000,000	bushels	$(950,000)
Total fair value				$(2,245,650)				$(933,312)

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2018 and September 30, 2017:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2018	Asset	Liability
Commodity derivative instruments, at fair value	$—	$2,245,650
Total derivatives not designated as hedging instruments for accounting purposes	$—	$2,245,650

Balance Sheet - as of September 30, 2017	Asset	Liability
Commodity derivative instruments, at fair value	$—	$933,312
Total derivatives not designated as hedging instruments for accounting purposes	$—	$933,312

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2018	Amount of gain (loss) recognized in income during the year ended September 30, 2017	Amount of gain (loss) recognized in income during the year ended September 30, 2016
Corn derivative instruments	Cost of Goods Sold	$(2,027,322)	$2,111,244	$6,052,170
Ethanol derivative instruments	Revenue	—	306,180	(124,458)
Soybean oil derivative instruments	Revenue	1,800	70,518	(30)
Natural gas derivative instruments	Cost of Goods Sold	—	10,780	(184,540)
Total		$(2,025,522)	$2,498,722	$5,743,142

4. INVENTORY
Inventory is valued at lower of cost or net realizable value. Inventory values as of September 30, 2018 and September 30, 2017 were as follows:

As of	September 30, 2018	September 30, 2017
Raw materials, including corn, chemicals and supplies	$6,684,322	$11,952,560
Work in process	738,991	773,786
Finished goods, including ethanol and distillers grains	1,405,806	1,577,066
Spare parts	2,141,937	2,110,330
Total inventory	$10,971,056	$16,413,742
Lower of cost or net realizable value adjustments for the years ended September 30, 2018, and 2017 and 2016 were as follows:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

	For the year ended September 30, 2018	For the year ended September 30, 2017	For the year ended September 30, 2016
Loss on firm purchase commitments	$212,000	$5,000	$74,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	307,797	169,624	583,392
Total loss on lower of cost or market adjustments	$519,797	$174,624	$657,392

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2018 and 2017, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $212,000 and $5,000 for the fiscal years ended September 30, 2018 and 2017, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $307,797 and $169,624 for the fiscal years ended September 30, 2018 and 2017, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or net realizable value adjustment” on the statements of operations.

5. BANK FINANCING

As of	September 30, 2018	September 30, 2017
Capital lease obligations (Note 7)	$2,921	$5,538
Total Long-Term Debt	2,921	5,538
Less amounts due within one year	2,921	2,617
Total Long-Term Debt Less Amounts Due Within One Year	$—	$2,921
See note 7 for the Company's additional future minimum lease commitments.

The Company had a $10 million operating line-of-credit with First National Bank of Omaha that matured on March 20, 2017.

On March 17, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The Revolving Loan replaced the revolving loan we had with First National Bank of Omaha. The maturity date of the Revolving Loan is May 31, 2019. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At September 30, 2018, we had $8.8 million available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of September 30, 2018. The variable interest rate on September 30, 2018 was 4.08%.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of September 30, 2018, the Company was in compliance with its debt covenants with the exception of the Fixed Charge Coverage Ratio (FCCR) covenant. The Company executed a Waiver of Financial Covenant on December 11, 2018 which waives this FCCR covenant violation.

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and September 30, 2017, respectively.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2018	Fair Value as of September 30, 2018	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$2,245,650	$2,245,650	$2,245,650	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2017	Fair Value as of September 30, 2017	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$933,312	$933,312	$933,312	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases equipment under operating and capital leases through July 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $625,000 for the year ended September 30, 2018, $637,000 for the year ended September 30, 2017 and $521,000 for the year ended September 30, 2016. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	September 30, 2018	September 30, 2017
Equipment	$483,488	$483,488
Less accumulated amortization	(141,488)	(120,029)
Net equipment under capital lease	$342,000	$363,459

At September 30, 2018, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the years ending September 30:

	Operating Leases	Capital Leases
2019	$513,290	$2,921
2020	399,263	—
2021	348,407	—
2022	296,640	—
2023	128,130	—
Total minimum lease commitments	$1,685,730	2,921
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$2,921

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

8. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2018 and 2017, there were 40,148,160 and 41,466,340 units issued and outstanding, respectively. The Company held a total of 140,000 treasury units as of September 30, 2018 and 2017, respectively.

Total units authorized are 40,288,160 and 42,373,973 as of September 30, 2018 and 2017.

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

Unit Purchases By the Company.

In June 2018, 1,318,180 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

9. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments

Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2018, the Company had various fixed price contracts for the purchase of approximately 2.3 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $7.85 million related to the 2.3 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

10. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $165,000, $138,000, and $131,000 to the 401k plan for the years ended September 30, 2018 and 2017, and 2016, respectively.

11. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

		September 30, 2018	September 30, 2017
Balance Sheet
Accounts receivable		$2,680,445	$4,027,061
Accounts Payable		312,701	1,569
Accrued Expenses		95,704	925,503

	For the year ended September 30, 2018	For the year ended September 30, 2017	For the year ended September 30, 2016
Statement of Operations
Revenues	$98,034,117	$106,405,797	$101,388,073
Cost of goods sold	34,753	41,589	154,492
General and administrative	144,496	75,732	128,070
Other income /expense	140,539	247,307	583,739
Inventory Purchases	$23,918,419	$45,202,152	$20,864,977

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

The Company anticipates that the results of operations during fiscal 2019 will be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and drought conditions currently being experienced by much of the United States.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2018, 2017 and 2016

Year Ended September 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,122,856	$26,366,732	$28,726,715	$22,360,758
Gross profit (loss)	(1,699,405)	2,167,320	570,900	(4,174,953)
Operating income (loss)	(2,415,316)	1,382,312	(40,106)	(4,620,217)
Net income (loss)	(1,984,666)	1,422,174	62,259	(4,638,938)
Net income (loss) per unit-basic and diluted	(0.05)	0.03	—	(0.11)

Year Ended September 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$30,004,460	$27,074,946	$28,536,654	$23,993,299
Gross profit	2,876,530	189,431	2,403,856	2,077,609
Operating income (loss)	2,185,596	(558,381)	1,838,459	1,699,480
Net income (loss)	2,771,962	(463,068)	1,901,021	4,154,935
Net income (loss) per unit-basic and diluted	0.07	(0.01)	0.05	0.10

Year Ended September 30, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,439,795	$26,015,741	$26,789,485	$26,914,581
Gross profit	1,161,135	1,050,120	3,946,808	1,586,674
Operating income	528,652	431,677	3,292,745	1,101,725
Net income	503,711	984,084	3,325,914	1,099,848
Net income per unit-basic and diluted	0.01	0.02	0.08	0.03

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Gerald Bachmeier, and Chief Financial Officer ("CFO"), Jodi Johnson, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2018.  Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

As of September 30, 2018, we did not maintain effective monitoring and oversight of controls over the accounts payable process. Specifically, there was an error in the recording of amounts payable to corn producers before September 30, 2018. These errors resulted in adjustments to our financial statements as of and for the year ended September 30, 2018.

The errors arising from the underlying deficiency are not material to the financial statements reported in any interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2018, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Remediation of the Material Weakness

The Company is evaluating the material weakness and developing a plan of remediation to strengthen our overall internal control.  The remediation plan will include the following actions:

•	A review and updating of month-end standard operating procedures.

•	Operating procedures will include a set cutoff date for the recording of payables.

•	An additional step was also added for the CFO to review the month-end open payables report prior to financial statement preparation.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2019 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2018 fiscal year end. This proxy statement is referred to in this report as the "2019 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

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
101
The following financial information from Red Trail Energy, LLC's Annual Report on Form 10-K for the fiscal year ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2018 and 2017, (ii) Statements of Operations for the fiscal years ended September 30, 2018, 2017 and 2016, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended September 30, 2018, 2017 and 2016, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.

(X) Filed herewith.
(**) Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 17, 2018	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 17, 2018	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 17, 2018	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 17, 2018	/s/ Jodi Johnson
Jodi Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 17, 2018	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 17, 2018	/s/ Anthony Mock
Anthony Mock, Governor

Date:	December 17, 2018	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 17, 2018	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 17, 2018	/s/ Mike Appert
Mike Appert, Governor

Date:	December 17, 2018	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 17, 2018	/s/ William A. Price
William A. Price, Governor