Form 10-Q
period 2018-12-31
RED TRAIL ENERGY, LLC
filed 2019-02-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2018

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

As of February 14, 2019, there were 40,148,160 Class A Membership Units outstanding.

PART I        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2018	September 30, 2018
	(Unaudited)
Current Assets
Cash and equivalents	$3,370,561	$4,573,858
Restricted cash - margin account	6,244,833	6,299,481
Accounts receivable, primarily related party	3,260,985	3,029,314
Inventory	10,824,605	10,971,056
Prepaid expenses	339,556	110,974
Total current assets	24,040,540	24,984,683

Property, Plant and Equipment
Land	1,342,381	1,342,381
Land improvements	4,465,311	4,465,311
Buildings	8,111,074	8,091,522
Plant and equipment	87,764,475	87,740,511
Construction in progress	76,454	42,742
	101,759,695	101,682,467
Less accumulated depreciation	59,514,724	58,325,210
Net property, plant and equipment	42,244,971	43,357,257

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,478,552	3,478,552
Deposits	40,000	40,000
Total other assets	4,123,552	4,123,552

Total Assets	$70,409,063	$72,465,492

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2018	September 30, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$4,720,126	$4,689,119
Accrued expenses	633,595	1,005,067
Commodities derivative instruments, at fair value (see note 3)	122,500	2,245,650
Accrued loss on firm purchase commitments (see notes 4 and 8)	209,000	204,000
Current maturities of notes payable	2,263	2,921
Total current liabilities	5,687,484	8,146,757

Commitments and Contingencies (Notes 5, 7 and 8)
Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	64,721,579	64,318,735

Total Liabilities and Members’ Equity	$70,409,063	$72,465,492

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$25,909,136	$26,122,856

Cost of Goods Sold
Cost of goods sold	24,856,341	27,743,282
Lower of cost or net realizable value adjustment	—	70,979
Loss on firm purchase commitments	5,000	8,000
Total Cost of Goods Sold	24,861,341	27,822,261

Gross Profit (Loss)	1,047,795	(1,699,405)

General and Administrative Expenses	674,885	715,911

Operating Income (Loss)	372,910	(2,415,316)

Other Income (Expense)
Interest income	27,443	23,427
Other income	2,496	407,233
Interest expense	(5)	(10)
Total other income (expense), net	29,934	430,650

Net Income (Loss)	$402,844	$(1,984,666)

Weighted Average Units Outstanding
Basic	40,148,160	41,466,340

Diluted	40,148,160	41,466,340

Net Income (Loss) Per Unit
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$402,844	$(1,984,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,189,514	1,173,688
Loss (gain) on disposal of fixed assets	13,254	—
Change in fair value of derivative instruments	(2,123,150)	343,213
Lower of cost of net realizable value adjustment	—	70,979
Loss on firm purchase commitments	5,000	8,000
Change in operating assets and liabilities:
Accounts receivable	(231,671)	1,020,221
Other receivables	—	(6,710)
Inventory	141,450	455,553
Prepaid expenses	(228,582)	(246,604)
Accounts payable	20,831	1,175,944
Accrued expenses	(371,472)	5,861,537
Accrued purchase commitment losses	5,000	8,000
Net cash provided by (used in) operating activities	(1,176,982)	7,879,155

Cash Flows from Investing Activities
Capital expenditures	(80,306)	(32,345)
Net cash (used in) investing activities	(80,306)	(32,345)

Cash Flows from Financing Activities
Debt repayments	(657)	(652)
Net cash (used in) financing activities	(657)	(652)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(1,257,945)	7,846,158
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	10,873,339	9,130,008
Cash, Cash Equivalents and Restricted Cash - End of Period	$9,615,394	$16,976,166

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$3,370,561	$11,293,024
Restricted cash	6,244,833	5,683,142
Total Cash, Cash Equivalents and Restricted Cash	$9,615,394	$16,976,166

Supplemental Disclosure of Cash Flow Information
Interest paid	$5	$3,683
Noncash Investing and Financing Activities
Capital expenditures in accounts payable	$10,176	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2018, contained in the Company's Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. Effective October 1, 2018, the Company adopted ASC 606 for all of its contracts using the modified retrospective approach. See note 2.

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

Effective October 1, 2018 the Company retrospectively adopted ASU No. 2016-18. As a result, net cash used in operating activities for the three months ended December 31, 2017 was adjusted to exclude the change in restricted cash and decreased the previously reported balance by approximately $224,000. Also the previously reported cash and cash equivalent balance was adjusted to include restricted cash and has increased by approximately $5,683,000.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018

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

2. REVENUE

Adoption of ASC 606

Effective October 1, 2018, the Company adopted ASC 606 using the modified retrospective approach for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company's previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. ASC 606 did not impact the Company's presentation of revenue on a gross or net basis. The Company recognizes revenue primarily from sales of ethanol and its related co-products. In addition, there was no impact of adoption on the statement of operations or balance sheet for the three month ended December 31, 2018. The Company expects the impact of adopting the new revenue standard to be immaterial to net income on an ongoing basis.

Revenue Recognition

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the contract are met, which is when the customer obtains control of such products and typically occurs upon delivery depending on the terms of the underlying contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver volumes of co-products over a contractual period of less than 12 months. The Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue as control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

Revenue by Source

The following table disaggregates revenue by major source for the three months ended December 31, 2018 and 2017.

Revenues	December 31, 2018 (unaudited)	December 31, 2017
Ethanol and E85	$19,539,168	$19,605,173
Distillers Grains	5,616,777	5,530,566
Syrup	92,009	79,010
Corn Oil	605,140	869,356
Other	56,042	38,751
Total revenue from contracts with customers	$25,909,136	$26,122,856

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue, and classify such costs as a component of cost of goods sold.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018

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

As of:	December 31, 2018 (unaudited)				September 30, 2018
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—	bushels	$—	800	4,000,000	bushels	$(319,400)
Corn options	400	2,000,000	bushels	$(122,500)	2,800	14,000,000	bushels	$(1,926,250)
Total fair value				$(122,500)				$(2,245,650)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2018 and September 30, 2018:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2018 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$122,500
Total derivatives not designated as hedging instruments for accounting purposes	$—	$122,500

Balance Sheet - as of September 30, 2018	Asset	Liability
Commodity derivative instruments, at fair value	$—	$2,245,650
Total derivatives not designated as hedging instruments for accounting purposes	$—	$2,245,650

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended December 31, 2018 (unaudited)	Amount of gain (loss) recognized in income during the three months ended , December 31, 2017 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$2,068,502	$(568,536)
Ethanol derivative instruments	Revenue	—	1,800
Total		$2,068,502	$(566,736)

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of December 31, 2018 and September 30, 2018 were as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018

As of	December 31, 2018 (unaudited)	September 30, 2018
Raw materials, including corn, chemicals and supplies	$6,332,326	$6,684,322
Work in process	747,769	738,991
Finished goods, including ethanol and distillers grains	1,529,373	1,405,806
Spare parts	2,215,137	2,141,937
Total inventory	$10,824,605	$10,971,056
Lower of cost or net realizable value adjustments for the three months ended December 31, 2018 and 2017 were as follows:

	For the three months ended December 31, 2018 (unaudited)	For the three months ended December 31, 2017 (unaudited)
Loss on firm purchase commitments	$5,000	$8,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$70,979
Total loss on lower of cost or net realizable value adjustments	$5,000	$78,979

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2018, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has a $5,000 estimated loss on firm purchase commitments for the three months ended December 31, 2018. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

As of	December 31, 2018 (unaudited)	September 30, 2018
Capital lease obligations (Note 6)	$2,263	$2,921
Total Long-Term Debt	2,263	2,921
Less amounts due within one year	2,263	2,921
Total Long-Term Debt Less Amounts Due Within One Year	$—	$—

On May 31, 2018, we renewed our $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The maturity date of the Revolving Loan is May 31, 2019. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At December 31, 2018, we had $10,000,000 available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of December 31, 2018. The variable interest rate on December 31, 2018 was 4.33%. See note 7 for the Company's additional future minimum lease commitments.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of December 31, 2018, the Company was in compliance with its quarterly debt covenant.

6. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and September 30, 2018, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2018 (unaudited)	Fair Value as of December 31, 2018 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$122,500	$122,500	$122,500	$—	$—
Total	$122,500	$122,500	$122,500	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2018	Fair Value as of September 30, 2018	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$2,245,650	$2,245,650	$2,245,650	$—	$—
Total	$2,245,650	$2,245,650	$2,245,650	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases equipment under operating and capital leases through July 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $161,000 and $154,000 for the three months ended December 31, 2018 and 2017. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	December 31, 2018	September 30, 2018
Equipment	$483,488	$483,488
Less accumulated amortization	(146,853)	(141,488)
Net equipment under capital lease	$336,635	$342,000

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018

At December 31, 2018, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending December 31:

	Operating Leases	Capital Leases
2019	$501,198	$2,263
2020	374,063	—
2021	331,151	—
2022	296,640	—
2023	53,970	—
Total minimum lease commitments	$1,557,022	2,263
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$2,263

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2018, the Company had various fixed price contracts for the purchase of approximately 2.2 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $7.6 million related to the 2.2 million bushels under contract.

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

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). During the Company's first quarter of 2018, the Company received a capital account refund from RPMG of $140,539 which is included in other income (expense) in the Company's Statement of Operations. Significant related party activity affecting the financial statements is as follows:

	December 31, 2018 (unaudited)	September 30, 2018
Balance Sheet
Accounts receivable	$2,972,516	$2,680,445
Accounts Payable	160,220	312,701
Accrued Expenses	4,124	95,704

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018

	For the three months ended December 31, 2018 (unaudited)	For the three months ended December 31, 2017 (unaudited)
Statement of Operations
Revenues	$24,188,143	$24,798,144
Cost of goods sold	14,104	6,462
General and administrative	30,910	19,067
Other income/expense	—	140,539
Inventory Purchases	$3,703,065	$4,293,979

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016 which were lower than the statutory requirements in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018 and 2019 RFS final rules.

The Company anticipates that the results of operations during the remainder of fiscal year 2019 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets and demand for corn from the ethanol industry.

11. MEMBER'S EQUITY

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
FOR THE PERIOD ENDED DECEMBER 31, 2018

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
*1,318,180 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member. No other activity has occurred since the third quarter of our 2018 fiscal year.

12. SUBSEQUENT EVENT

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2018, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the condensed financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Small refinery exemptions from the RFS granted by the EPA;

•	Lower oil prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices which result from the Chinese anti-dumping and countervailing duty tariffs;

•	Lower ethanol prices due to the Chinese ethanol tariff and the Brazilian ethanol tariff;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS statutory Renewable Volume Obligation ("RVO") for corn-based ethanol was15 billion gallons for 2018 and 2019. However, during our 2018 fiscal year we learned that the EPA issued exemptions to the RFS use requirements for certain small refineries. Management believes that these small refinery exemptions reduced ethanol demand by more than 2 billion gallons during 2018 which severely impacted ethanol demand during our 2018 fiscal year. Management believes this practice will continue which may have a negative impact on ethanol demand during our 2019 fiscal year.

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

Results of Operations for the Three Months Ended December 31, 2018 and 2017

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018 (Unaudited)		Three Months Ended December 31, 2017 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$25,909,136	100.00	$26,122,856	100.00
Cost of Goods Sold	24,861,341	95.96	27,822,261	106.51
Gross Profit (Loss)	1,047,795	4.04	(1,699,405)	(6.51)
General and Administrative Expenses	674,885	2.60	715,911	2.74
Operating Income (Loss)	372,910	1.44	(2,415,316)	(9.25)
Other Income	29,934	0.12	430,650	1.65
Net Income (Loss)	$402,844	1.55	$(1,984,666)	(7.60)

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31, 2018 (unaudited)	Three Months Ended December 31, 2017 (unaudited)
Production:
Ethanol sold (gallons)	16,629,602	16,627,106
Dried distillers grains sold (tons)	28,115	30,963
Modified distillers grains sold (tons)	34,024	27,506
Corn oil sold (pounds)	2,700,300	3,117,040
Revenues:
Ethanol average price per gallon (net of hedging)	$1.18	$1.18
Dried distillers grains average price per ton	136.95	122.09
Modified distillers grains average price per ton	51.92	63.63
Corn oil average price per pound	0.22	0.28
Primary Inputs:
Corn ground (bushels)	6,040,959	5,720,943
Natural gas (MMBtu)	432,265	431,963
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.20	$3.26
Natural gas average price per MMBtu (net of hedging)	2.84	2.67
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.108	$0.108
Denaturant cost	0.037	0.036
Electricity cost	0.046	0.038
Direct labor cost	0.061	0.068

Revenue

Our revenue was less for the first quarter of our 2019 fiscal year compared to the same period of our 2018 fiscal year due to decreased corn oil revenue, partially offset by higher distillers grains revenue. During the first quarter of our 2019 fiscal year, approximately 75.4% of our total revenue was derived from ethanol sales, approximately 21.7% was from distillers grains sales and approximately 2.3% was from corn oil sales. During the first quarter of our 2018 fiscal year, approximately 75.0% of our total revenue was derived from ethanol sales, approximately 21.2% was from distillers grains sales and approximately 3.3% was from corn oil sales.

Ethanol

The average price we received for our ethanol was the same during the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year and has decreased since the end of our 2018 fiscal year. Management attributes the decrease in the price we received for our ethanol during the first quarter of our 2019 fiscal year to excess ethanol supply in the market which impacted market ethanol prices. Ethanol exports have supported domestic ethanol prices, however, export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility. If export demand slows in the future, it could negatively impact ethanol demand, especially due to increased production capacity in the United States. Further, certain small refinery exemptions allowed by the EPA to the RFS requirements for certain refiners negatively impacted ethanol prices which effect has continued into our 2019 fiscal year. Management anticipates that ethanol prices will remain lower unless domestic ethanol demand increases. Management believes that domestic ethanol demand will only increase through increased usage of higher level blends of ethanol, such as E15, used in the United States. While the Trump administration has indicated they will allow the use of E15 year-round, the EPA has not yet issued regulations related to year-round E15.

We sold slightly more gallons of ethanol during the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year. Management anticipates that our ethanol production and sales will be comparable during the rest of our 2019 fiscal year compared to our 2018 fiscal year provided we do not encounter any plant production issues which prevent us from operating at capacity during our 2019 fiscal year.

From time to time we enter into forward sales contracts for our products. At December 31, 2018, we had no open ethanol futures contracts. We also had no ethanol futures contracts for the first quarter of our 2019 fiscal year.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average price we received for our dried distillers grains were higher during the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year while the average price we received for our modified distillers grains were lower. Management attributes the increase to improved distillers grains exports from countries other than China and overall demand for distillers grains. Higher corn prices have also positively impacted distillers grains prices. Management anticipates distillers grains prices will remain at their current levels for the rest of our 2019 fiscal year.

We produced and sold more total tons of distillers grains during the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year due to decreased corn oil production during the first quarter of our 2019 fiscal year. When we produce fewer pounds of corn oil, it increases the volume of distillers grains we produce. Management anticipates lower distillers grains production going forward.

Corn Oil

The total pounds of corn oil we sold was less during the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year due to a change in chemicals used during the production process which resulted in less corn oil being extracted. Management anticipates that our corn oil production will continue to remain lower for the remaining quarters of our 2019 fiscal year. The average price we received for our corn oil during the first quarter of our 2019 fiscal year was approximately 21% less compared to the first quarter of our 2018 fiscal year due to less market demand from biodiesel and increased market supplies of corn oil as other ethanol producers have expanded their production capacities.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was less for the first quarter of our 2019 fiscal year as compared to the first quarter of our 2018 fiscal year due primarily to lower corn costs. The decrease in our cost of goods sold was greater than the decrease in our revenue during the first quarter of our 2019 fiscal year as compared to the first quarter of our 2018 fiscal year, which resulted in increased profitability during the 2019 period.

Corn Costs

Our cost of goods sold related to corn was less for the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year due to decreased corn costs per bushel. For the first quarter of our 2019 fiscal year, we used approximately 5.6% more bushels of corn compared to the first quarter of our 2018 fiscal year due to decreased production efficiency during the 2019 period. This decreased efficiency was related in part to the quality of the corn harvested in the fall of 2018 which we are using during our 2019 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 2.1% less for the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year. In addition, during the first quarter of our 2019 fiscal year, we had a realized gain of approximately $2 million for our corn derivative instruments which decreased our cost of goods sold related to corn. For the first quarter of our 2018 fiscal year, we had a realized loss of approximately $569,000 for our corn derivative instruments which increased our cost of goods sold related to corn. Management anticipates comparable corn prices during the rest of our 2019 fiscal year unless unfavorable weather conditions negatively impact the 2019 growing season which could result in higher corn prices.

Natural Gas Costs

We consumed approximately 0.1% more MMBtu of natural gas during the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year, due to colder temperatures in 2019. Our average cost per MMBtu of natural gas was approximately 6.4% greater during the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year due to a colder winter which resulted in increased natural gas demand for heating purposes.

General and Administrative Expenses

Our general and administrative expenses were less for the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year due to less consulting fees paid during the 2019 period.

Other Income/Expense

We had more interest income during the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year due to having more cash on hand during our 2019 fiscal year. We had less other income during the first quarter of our 2019 fiscal year compared to the first quarter of our 2018 fiscal year because we received a capital account refund from our marketer during the 2018 period which was not repeated during the first quarter of our 2019 fiscal year.

Changes in Financial Condition for the Three Months Ended December 31, 2018

Current Assets. We had less cash and equivalents at December 31, 2018 compared to September 30, 2018 primarily due to corn payments we made during our first quarter of 2019 related to deferred corn payments owed to our corn suppliers. We had less restricted cash at December 31, 2018 compared to September 30, 2018 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had greater accounts receivable at December 31, 2018 compared to September 30, 2018. We had less inventory on hand at December 31, 2018 compared to September 30, 2018 due primarily to having less corn inventory at December 31, 2018.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at December 31, 2018 compared to September 30, 2018 primarily due to the regular depreciation of our assets.

Current Liabilities. Our accounts payable were higher at December 31, 2018 compared to September 30, 2018 due to having more corn payments at December 31, 2018. Our accrued expenses were lower at December 31, 2018 compared to September 30, 2018 because we had less unpriced corn deliveries at December 31, 2018 compared to September 30, 2018.

Long-term Liabilities. Our long-term liabilities were less at December 31, 2018 compared to September 30, 2018 because of capital lease payments we made during our 2019 fiscal year.

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

The following table shows cash flows for the three months ended December 31, 2018 and 2017:

	December 31, 2018 (unaudited)	December 31, 2017 (unaudited)
Net cash provided by (used in) operating activities	$(1,176,982)	$7,879,155
Net cash (used in) investing activities	(80,306)	(32,345)
Net cash (used in) financing activities	(657)	(652)
Net increase (decrease) in cash	$(1,257,945)	$7,846,158
Cash and cash equivalents, end of period	$9,615,394	$16,976,166

Cash Flow from Operations

Our operations provided less cash during the three months ended December 31, 2018 compared to the same period of our 2018 fiscal year due to changes in the fair value of derivative instruments which did not provide cash along with changes to our accounts receivable which decreased cash during the 2019. In addition, there were less outstanding payables to our corn customers during the 2019 period compared to the 2018 period which impacted cash generated by our operations.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the three months ended December 31, 2018 compared to the same period of our 2018 fiscal year. During the 2019 period, our primary capital expenditures were for improvements to the centrifuges and heat exchangers.

Cash Flow from Financing Activities

We used less cash for financing activities during the three months ended December 31, 2018 compared to the three months ended September 30, 2018 because of fewer debt payments made during the 2019 period.

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

Capital Expenditures

The Company had approximately $76,000 in construction in progress as of December 31, 2018 primarily relating to improvements being made to the heat exchangers and lighting upgrades.

Capital Resources

Revolving Loan

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). On May 31, 2018 we renewed the Revolving Loan extending the maturity date to May 31, 2019. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At December 31, 2018, we had $10 million available on the Revolving Loan. We had $0 drawn on the Revolving Loan as of December 31, 2018. Interest accrued on the Revolving Loan as of December 31, 2018 at a rate of 4.33%.

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

As of December 31, 2018, we were in compliance with our loan covenants.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. There has been no significant change in our critical accounting estimates since the end of our 2018 fiscal year. Effective October 1, 2018, the Company has adopted ASC 606 using the modified retrospective approach for all of its contracts. The Company also retrospectively adopted ASU No. 2016-18 on October 1, 2018.

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

As of December 31, 2018, we had fixed corn purchase contracts for approximately 2,185,000 bushels of corn and we had corn futures and option contracts for approximately 2.0 million bushels of corn.  As of December 31, 2018 we had an unrealized loss of approximately $2,275 related to our corn futures and option contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of December 31, 2018, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(7,668,000)
Corn	22,821,000	Bushels	10%	$(6,604,000)
Natural gas	1,664,000	MMBtu	10%	$(582,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended December 31, 2018, we made the following changes in our internal control over financial reporting which have materially affected our internal control over financial reporting:

•	A review and updating of month-end standard operating procedures.

•	Operating procedures will include a set cutoff date for the recording of payables.

•	An additional step was also added for the CFO to review the month-end open payables report prior to financial statement preparation.

We made these material changes in our internal control over financial reporting as a result of the material weakness we identified in our annual report on Form 10-K for the fiscal year ended September 30, 2018.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2018.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2018 and September 30, 2018, (ii) Statements of Operations for the three months ended December 31, 2018 and 2017, (iii) Statements of Cash Flows for the three months ended December 31, 2018 and 2017, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 14, 2019	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2019	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)