Form 10-Q
period 2019-03-31
RED TRAIL ENERGY, LLC
filed 2019-05-10
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of May 10, 2019, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2019	September 30, 2018
	(Unaudited)
Current Assets
Cash and equivalents	$7,613,156	$4,573,858
Restricted cash - margin account	7,219,464	6,299,481
Accounts receivable, primarily related party	3,657,246	3,029,314
Inventory	7,274,045	10,971,056
Prepaid expenses	283,834	110,974
Total current assets	26,047,745	24,984,683

Property, Plant and Equipment
Land	1,342,381	1,342,381
Land improvements	4,465,311	4,465,311
Buildings	8,111,074	8,091,522
Plant and equipment	87,764,475	87,740,511
Construction in progress	338,454	42,742
	102,021,695	101,682,467
Less accumulated depreciation	60,706,595	58,325,210
Net property, plant and equipment	41,315,100	43,357,257

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,478,552	3,478,552
Deposits	40,000	40,000
Total other assets	4,123,552	4,123,552

Total Assets	$71,486,397	$72,465,492

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2019	September 30, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$2,239,641	$4,689,119
Accrued expenses	3,654,462	1,005,067
Commodities derivative instruments, at fair value (see note 3)	2,283,200	2,245,650
Accrued loss on firm purchase commitments (see notes 4 and 8)	11,000	204,000
Current maturities of notes payable	1,605	2,921
Total current liabilities	8,189,908	8,146,757

Commitments and Contingencies (Notes 5, 7 and 8)
Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	63,296,489	64,318,735

Total Liabilities and Members’ Equity	$71,486,397	$72,465,492

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$26,231,799	$26,366,732	$52,140,936	$52,489,589

Cost of Goods Sold
Cost of goods sold	27,253,765	24,188,309	52,110,107	51,931,593
Lower of cost or net realizable value adjustment	—	11,103	—	82,082
Loss on firm purchase commitments	—	—	5,000	8,000
Total Cost of Goods Sold	27,253,765	24,199,412	52,115,107	52,021,675

Gross Profit (Loss)	(1,021,966)	2,167,320	25,829	467,914

General and Administrative Expenses	655,880	785,008	1,330,765	1,500,919

Operating Income (Loss)	(1,677,846)	1,382,312	(1,304,936)	(1,033,005)

Other Income (Expense)
Interest income	7,318	23,839	34,761	47,267
Other income	247,224	16,047	249,720	423,280
Interest expense	(4)	(24)	(9)	(34)
Total other income, net	254,538	39,862	284,472	470,513

Net Income (Loss)	$(1,423,308)	$1,422,174	$(1,020,464)	$(562,492)

Weighted Average Units Outstanding
Basic	40,148,160	41,466,340	40,148,160	41,466,340

Diluted	40,148,160	41,466,340	40,148,160	41,466,340

Net Income (Loss) Per Unit
Basic	$(0.04)	$0.03	$(0.03)	$(0.01)

Diluted	$(0.04)	$0.03	$(0.03)	$(0.01)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018
Cash Flows from Operating Activities
Net income (loss)	$(1,020,464)	$(562,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,381,386	2,358,057
Loss (gain) on disposal of fixed assets	7,094	(802,063)
Change in fair value of derivative instruments	37,550	82,082
Loss on firm purchase commitments	5,000	8,000
Changes in operating assets and liabilities:
Accounts receivable	(627,932)	871,628
Other receivables	—	7,164
Inventory	3,692,011	640,224
Prepaid expenses	(172,860)	(166,455)
Accounts payable	(2,449,478)	(1,685,815)
Accrued expenses	2,649,394	8,944,380
Accrued loss on firm purchase commitments	(193,000)	8,000
Net cash provided by operating activities	4,308,701	9,702,710

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	6,160	—
Capital expenditures	(352,482)	(422,711)
Net cash (used in) investing activities	(346,322)	(422,711)

Cash Flows from Financing Activities
Dividends paid	(1,782)	(2,892,350)
Debt repayments	(1,316)	(1,307)
Net cash (used in) financing activities	(3,098)	(2,893,657)

Net Increase in Cash, Cash Equivalents and Restricted Cash	3,959,281	6,386,342
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	10,873,339	9,130,008
Cash, Cash Equivalents and Restricted Cash - End of Period	$14,832,620	$15,516,350

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$7,613,156	$9,275,708
Restricted cash	7,219,464	6,240,642
Total Cash, Cash Equivalents and Restricted Cash	$14,832,620	$15,516,350

Supplemental Disclosure of Cash Flow Information
Interest paid	$9	$959
Distribution declared but not paid	—	9,625

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2019

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

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.

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

Effective October 1, 2018 the Company retrospectively adopted ASU No. 2016-18. As a result, net cash used in operating activities for the six months ended March 31, 2018 was adjusted to exclude the change in restricted cash and increased the previously reported balance by approximately $334,000. Also the previously reported cash and cash equivalent balance was adjusted to include restricted cash and has increased by approximately $6,241,000.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2019

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

2. REVENUE

Adoption of ASC 606

Effective October 1, 2018, the Company adopted ASC 606 using the modified retrospective approach for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company's previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. ASC 606 did not impact the Company's presentation of revenue on a gross or net basis. The Company recognizes revenue primarily from sales of ethanol and its related co-products. In addition, there was no impact of adoption on the statement of operations or balance sheet for the six months ended March 31, 2019. The Company expects the impact of adopting the new revenue standard to be immaterial to net income on an ongoing basis.

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

Revenue by Source

The following table disaggregates revenue by major source for the three and six months ended March 31, 2019 and 2018.

Revenues	For the three months ended March 31, 2019 (unaudited)	For the three months ended March 31, 2018 (unaudited)	For the six months ended March 31, 2019 (unaudited)	For the six months ended March 31, 2018 (unaudited)
Ethanol and E85	$20,115,563	$19,958,835	$39,654,732	$39,564,008
Distillers Grains	5,291,939	5,485,733	10,908,715	11,016,298
Syrup	102,001	80,470	194,010	159,480
Corn Oil	688,004	799,362	1,293,145	1,668,719
Other	34,292	42,332	90,334	81,084
Total revenue from contracts with customers	$26,231,799	$26,366,732	$52,140,936	$52,489,589

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
FOR THE PERIOD ENDED MARCH 31, 2019

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

As of:	March 31, 2019 (unaudited)				September 30, 2018
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	520	2,600,000	bushels	$(306,325)	800	4,000,000	bushels	$(319,400)
Corn options	2,100	10,500,000	bushels	$(1,976,875)	2,800	14,000,000	bushels	$(1,926,250)
Total fair value				$(2,283,200)				$(2,245,650)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2019 and September 30, 2018:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2019 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$2,283,200
Total derivatives not designated as hedging instruments for accounting purposes	$—	$2,283,200

Balance Sheet - as of September 30, 2018	Asset	Liability
Commodity derivative instruments, at fair value	$—	$2,245,650
Total derivatives not designated as hedging instruments for accounting purposes	$—	$2,245,650

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended March 31, 2019 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2018 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2019 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2018 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(1,186,069)	$1,702,775	$(882,433)	$1,134,239
Ethanol derivative instruments	Revenue	—	—	—	1,800
Total		$(1,186,069)	$1,702,775	$(882,433)	$1,136,039

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2019

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of March 31, 2019 and September 30, 2018 were as follows:

As of	March 31, 2019 (unaudited)	September 30, 2018
Raw materials, including corn, chemicals and supplies	$2,370,644	$6,684,322
Work in process	795,628	738,991
Finished goods, including ethanol and distillers grains	1,842,419	1,405,806
Spare parts	2,265,354	2,141,937
Total inventory	$7,274,045	$10,971,056

Lower of cost or net realizable value adjustments for the three and six months ended March 31, 2019 and 2018 were as follows:

	For the three months ended March 31, 2019 (unaudited)	For the three months ended March 31, 2018 (unaudited)	For the six months ended March 31, 2019 (unaudited)	For the six months ended March 31, 2018 (unaudited)
Loss on firm purchase commitments	$—	$—	$5,000	$8,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$11,103	$—	$82,082
Total loss on lower of cost or net realizable value adjustments	$—	$11,103	$5,000	$90,082

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2019, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has a $5,000 estimated loss on firm purchase commitments for the six months ended March 31, 2019. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

As of	March 31, 2019 (unaudited)	September 30, 2018
Capital lease obligations (Note 7)	$1,605	$2,921
Total Long-Term Debt	1,605	2,921
Less amounts due within one year	1,605	2,921
Total Long-Term Debt Less Amounts Due Within One Year	$—	$—

On May 31, 2018, we renewed our $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The maturity date of the Revolving Loan is May 31, 2019. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At March 31, 2019 we had $4,300,000 available on the Revolving Loan, taking into account the borrowing base calculation. At September 30, 2018 we had $8,800,000 available on the Revolving Loan. We had $0 drawn on the Revolving Loan as of March 31, 2019 and September 30, 2018. The variable interest rate on March 31, 2019 was 4.27%. See note 7 for the Company's additional future minimum lease commitments.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of March 31, 2019, the Company was in compliance with its quarterly debt covenant.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2019

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018, respectively.

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2019 (unaudited)	Fair Value as of March 31, 2019 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$2,283,200	$2,283,200	$2,283,200	$—	$—
Total	$2,283,200	$2,283,200	$2,283,200	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2018	Fair Value as of September 30, 2018	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$2,245,650	$2,245,650	$2,245,650	$—	$—
Total	$2,245,650	$2,245,650	$2,245,650	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases equipment under operating and capital leases through July 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating leases includes a locomotive and rail cars. Rent expense for operating leases was approximately $156,000 and $158,000 for the three months ended March, 31, 2019 and 2018, respectively, and $317,000 and $311,000 for the six months ended March 31, 2109 and 2018, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	March 31, 2019	September 30, 2018
Equipment	$483,488	$483,488
Less accumulated amortization	(152,218)	(141,488)
Net equipment under capital lease	$331,270	$342,000

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2019

At March 31, 2019, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending March 31:

	Operating Leases	Capital Leases
2019	$469,705	$1,605
2020	365,663	—
2021	313,896	—
2022	258,900	—
2023	17,550	—
Thereafter	—	—
Total minimum lease commitments	$1,425,714	1,605
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$1,605

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2019, the Company had various fixed price contracts for the purchase of approximately 1.6 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $5.6 million related to the 1.6 million bushels under contract. The Company also has various unpriced basis contracts for the purchase of approximately 982,000 bushels of corn that have been delivered to the Plant. The purchase price of these bushels will be set at the time of pricing the contracts at the July 2019 index price less basis. The estimated accrued payable for these bushels is $3.25 million. The deadline for pricing these 982,000 bushels is June 21, 2019.

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

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). The Company received a capital account refund from RPMG of $267,111 during the second quarter of 2019 which is included in other income (expense) in the Company's Statement of Operations. A refund of $140,539 was received during the Company's first quarter of 2018. Significant related party activity affecting the financial statements is as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2019

	March 31, 2019 (unaudited)	September 30, 2018
Balance Sheet
Accounts receivable	$3,078,947	$2,680,445
Accounts Payable	85,243	312,701
Accrued Expenses	1,262,421	95,704

	For the three months ended March 31, 2019 (unaudited)	For the three months ended March 31, 2018 (unaudited)	For the six months ended March 31, 2019 (unaudited)	For the six months ended March 31, 2018 (unaudited)
Statement of Operations
Revenues	$23,788,432	$24,174,597	$47,976,575	$48,972,741
Cost of goods sold	—	6,462	14,104	12,924
General and administrative	55,684	19,244	86,594	38,311
Other income/expense	267,111	—	267,111	140,539
Inventory Purchases	$3,245,390	$6,031,607	$6,948,455	$10,325,586

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
FOR THE PERIOD ENDED MARCH 31, 2019

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

Changes in member's equity for the six months ended March 31, 2019 and 2018.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2017	$40,362,775	$75,541	$33,399,985	$(159,540)	$73,678,761
Net income (loss)	—	—	(1,984,666)	—	(1,984,666)
Balances - December 31, 2017	40,362,775	75,541	31,415,319	(159,540)	71,694,095
Distribution, $0.05 per unit	—	—	(2,901,975)	—	(2,901,975)
Net income	—	—	1,422,174	—	1,422,174
Balances - March 31, 2018	$40,362,775	$75,541	$29,935,518	$(159,540)	$70,214,294

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2018	$39,044,595	$75,541	$25,358,139	$(159,540)	$64,318,735
Net income	—	—	402,844	—	402,844
Balances December 31, 2018	39,044,595	75,541	25,760,983	(159,540)	64,721,579
Distribution	—	—	(1,782)	—	(1,782)
Net income (loss)	—	—	(1,423,308)	—	(1,423,308)
Balances - March 31, 2019	$39,044,595	$75,541	$24,335,893	$(159,540)	$63,296,489

12. SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2019, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. The RFS statutory Renewable Volume Obligation ("RVO") for corn-based ethanol was 15 billion gallons for 2018 and 2019. However, during our 2018 fiscal year we learned that the EPA issued exemptions to the RFS use requirements for certain small refineries. Management believes that these small refinery exemptions reduced ethanol demand by more than 2 billion gallons during 2018 which severely impacted ethanol demand during our 2018 fiscal year. This practice of granting RFS waivers has continued into our 2019 fiscal year which has continued to negatively impact ethanol demand. Management expects this negative impact to continue so long as the EPA issues these small refinery exemptions from the RFS.

In recent years, the ethanol industry in the United States has increased exports of ethanol and distillers grains. However, in 2017 China instituted tariffs on ethanol and distillers grains produced in the United States and Brazil instituted a tariff on ethanol produced in the United States, and now more recently, in April 2018, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45%. Further, the Chinese again increased the ethanol tariff to 65% on an un-denatured basis. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term but trade talks are continuing regarding this tariff and others. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019 (Unaudited)		Three Months Ended March 31, 2018 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$26,231,799	100.00	$26,366,732	100.00
Cost of Goods Sold	27,253,765	103.90	24,199,412	91.78
Gross Profit (Loss)	(1,021,966)	(3.90)	2,167,320	8.22
General and Administrative Expenses	655,880	2.50	785,008	2.98
Operating Income (Loss)	(1,677,846)	(6.40)	1,382,312	5.24
Other Income, net	254,538	0.97	39,862	0.15
Net Income (Loss)	$(1,423,308)	(5.43)	$1,422,174	5.39

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019 (unaudited)	Three Months Ended March 31, 2018 (unaudited)
Production:
Ethanol sold (gallons)	15,834,210	15,351,960
Dried distillers grains sold (tons)	19,307	21,205
Modified distillers grains sold (tons)	46,660	40,084
Corn oil sold (pounds)	2,853,980	3,087,540
Revenues:
Ethanol average price per gallon (net of hedging)	$1.27	$1.30
Dried distillers grains average price per ton	148.84	137.64
Modified distillers grains average price per ton	51.83	64.04
Corn oil average price per pound	0.24	0.26
Primary Inputs:
Corn ground (bushels)	5,910,079	5,672,421
Natural gas (MMBtu)	421,620	415,714
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.30	$3.39
Natural gas average price per MMBtu (net of hedging)	2.84	2.49
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.076	$0.099
Denaturant cost	0.031	0.038
Electricity cost	0.048	0.048
Direct labor cost	0.060	0.065

Revenue

Our revenue was greater in the second quarter of our 2019 fiscal year compared to the same period of our 2018 fiscal year due to increased ethanol and distillers grain production along with increased market dried distillers grains prices. During the second quarter of our 2019 fiscal year, approximately 75.9% of our total revenue was derived from ethanol sales, approximately 21.0% was from distillers grains sales and approximately 2.6% was from corn oil sales. During the second quarter of our 2018 fiscal year, approximately 75.7% of our total revenue was derived from ethanol sales, approximately 20.8% was from distillers grains sales and approximately 3.0% was from corn oil sales.

Ethanol

The average price we received for our ethanol was lower during the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year. Management attributes the decrease in the price we received for our ethanol during the second quarter of our 2019 fiscal year to demand destruction related to the EPA's small refinery exemptions from the RFS, partially offset by stronger ethanol exports. Ethanol exports have supported domestic ethanol prices, however, export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility. If export demand slows in the future, it could negatively impact ethanol demand, especially due to increased production capacity in the United States. Management anticipates that ethanol prices will remain lower unless domestic ethanol demand increases. Management believes that domestic ethanol demand will only increase through increased usage of higher level blends of ethanol, such as E15, used in the United States. While the Trump administration has indicated they will allow the use of E15 year-round, regulations allowing for year-round E15 have not yet become effective.

We sold slightly more gallons of ethanol during the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year. Management anticipates that our ethanol production and sales will be comparable during the rest of our 2019 fiscal year compared to our 2018 fiscal year provided we do not encounter any plant production issues which prevent us from operating at capacity during our 2019 fiscal year.

From time to time we enter into forward sales contracts for our products. At March 31, 2019, we had no open ethanol futures contracts. We also had no ethanol futures contracts for the second quarter of our 2019 fiscal year.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average price we received for our dried distillers grains were higher during the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year while the average price we received for our modified distillers grains were lower. Management attributes the increase to improved distillers grains exports from countries other than China and overall demand for distillers grains. Higher corn prices have also positively impacted distillers grains prices. Management anticipates distillers grains prices will remain higher for the rest of our 2019 fiscal year, especially if weather conditions and late planting raise concerns regarding the size of the 2019 corn crop.

We produced and sold more total tons of distillers grains during the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year due to increased overall production during the second quarter of our 2019 fiscal year along with decreased corn oil production. When we produce fewer pounds of corn oil, it increases the volume of distillers grains we produce. Management anticipates relatively consistent distillers grains production going forward.

Corn Oil

The total pounds of corn oil we sold was less during the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year due to a change in chemicals used during the production process which resulted in less corn oil being extracted. Management anticipates that our corn oil production will remain lower for the remaining quarters of our 2019 fiscal year. The average price we received for our corn oil during the second quarter of our 2019 fiscal year was approximately 8% less compared to the second quarter of our 2018 fiscal year due to decreased biodiesel demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was higher for the second quarter of our 2019 fiscal year as compared to the second quarter of our 2018 fiscal year due to increased production which increased corn and natural gas consumption along with higher natural gas prices during the 2019 period. The increase in our cost of goods sold was greater than the increase in our revenue during the second quarter of our 2019 fiscal year as compared to the second quarter of our 2018 fiscal year, which resulted in decreased profitability during the 2019 period.

Corn Costs

Our cost of goods sold related to corn was greater for the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year due to increased corn consumption, partially offset by decreased corn costs per bushel. For the second quarter of our 2019 fiscal year, we used approximately 4.2% more bushels of corn compared to the second quarter of our 2018 fiscal year due to increased production at the plant. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 2.7% less for the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year. In addition, during the second quarter of our 2019 fiscal year, we had a realized loss of approximately $1.2 million for our corn derivative instruments which increased our cost of goods sold related to corn. For the second quarter of our 2018 fiscal year, we had a realized gain of approximately $1.7 million for our corn derivative instruments which decreased our cost of goods sold related to corn. Management anticipates comparable corn prices during the rest of our 2019 fiscal year unless unfavorable weather conditions and late planting negatively impact the 2019 growing season which could result in higher corn prices.

Natural Gas Costs

We consumed approximately 1.4% more MMBtu of natural gas during the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year, due to increased production during the 2019 period. Our average cost per MMBtu of natural gas was approximately 14.1% greater during the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year due to a colder winter which resulted in increased natural gas demand for heating purposes.

General and Administrative Expenses

Our general and administrative expenses were less for the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year due to less consulting fees paid during the 2019 period.

Other Income/Expense

We had less interest income during the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year due to having less cash on hand during our 2019 fiscal year. We had more other income during the second quarter of our 2019 fiscal year compared to the second quarter of our 2018 fiscal year due to a capital account refund received from RPMG.

Results of Operations for the Six Months Ended March 31, 2019 and 2018

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2019 and 2018:

	Six Months Ended March 31, 2019 (Unaudited)		Six Months Ended March 31, 2018 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$52,140,936	100.00	$52,489,589	100.00
Cost of Goods Sold	52,115,107	99.95	52,021,675	99.11
Gross Profit	25,829	0.05	467,914	0.89
General and Administrative Expenses	1,330,765	2.55	1,500,919	2.86
Operating Income (Loss)	(1,304,936)	(2.50)	(1,033,005)	(1.97)
Other Income, net	284,472	0.55	470,513	0.90
Net Income (Loss)	$(1,020,464)	(1.96)	$(562,492)	(1.07)

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2019 and 2018.

	Six Months Ended March 31, 2019 (unaudited)	Six Months Ended March 31, 2018 (unaudited)
Production:
Ethanol sold (gallons)	32,463,812	31,979,066
Dried distillers grains sold (tons)	47,422	52,168
Modified distillers grains sold (tons)	80,684	67,590
Corn oil sold (pounds)	5,554,280	6,204,580
Revenues:
Ethanol average price per gallon (net of hedging)	$1.22	$1.24
Dried distillers grains average price per ton	141.79	128.41
Modified distillers grains average price per ton	51.87	63.88
Corn oil average price per pound	0.23	0.27
Primary Inputs:
Corn ground (bushels)	11,951,038	11,393,364
Natural gas (MMBtu)	853,885	847,677
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.25	$3.33
Natural gas average price per MMBtu (net of hedging)	2.84	2.58
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.092	$0.102
Denaturant cost	0.034	0.037
Electricity cost	0.047	0.043
Direct labor cost	0.060	0.065

Revenue

Our revenue was lower for the six months ended March 31, 2019 compared to the same period of our 2018 fiscal year due to decreased corn oil revenue, partially offset by higher distillers grains revenue. During the six months ended March 31, 2019, approximately 75.9% of our total revenue was derived from ethanol sales, approximately 21.0% was from distillers grains sales and approximately 2.6% was from corn oil sales. During the six months ended March 31, 2018, approximately 75.4% of our total revenue was derived from ethanol sales, approximately 21.0% was from distillers grains sales and approximately 3.2% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 1.61% less during the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to demand decreases which resulted from the small refinery waivers issued by the EPA.

We sold slightly more gallons of ethanol during the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to increased plant production.

From time to time we enter into forward sales contracts for our products. At March 31, 2019, we had no open ethanol futures contracts. We also had no ethanol futures contracts for the six months ended March 31, 2019. Ethanol futures contracts resulted in a gain of approximately $1,800 during the six months ended March 31, 2018.

Distillers Grains

The average prices we received for our dried distillers grains was approximately 10.42% greater during the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to increased export demand for distillers grains. The average prices we received for our modified distillers grains was approximately 18.80% lower during the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to lower corn and soybean meal prices.

We sold approximately 9.10% fewer tons of dried distillers grains during the six months ended March 31, 2019 compared to the six months ended March 31, 2018. We sold approximately 19.37% more total tons of modified distillers grains during the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to productions decisions we make based on local market demand and the relative costs of producing dried distillers grains versus modified distillers grains.

Corn Oil

The total pounds of corn oil we sold was approximately 10.48% less during the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to a change in chemicals used during the production process which resulted in lower corn oil production. The average price we received for our corn oil was approximately 14.81% lower during the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due primarily to decreased corn oil demand from the biodiesel industry.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was higher for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 due primarily to higher corn and natural gas costs during the six months ended March 31, 2019 as compared to the six months ended March 31, 2018.

Corn Costs

Our cost of goods sold related to corn was approximately 2.46% greater for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to increased corn consumption, partially offset by lower market corn prices. During six months ended March 31, 2019, we used approximately 4.89% more bushels of corn compared to the six months ended March 31, 2018. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 2.40% less for the six months ended March 31, 2019 compared to the six months ended March 31, 2018. In addition, during the six months ended March 31, 2019, we had a realized loss of approximately $900,000 for our corn derivative instruments which increased our cost of goods sold. For the six months ended March 31, 2018, we had a realized gain of approximately $1.1 million for our corn derivative instruments which decreased our cost of goods sold.

Natural Gas Costs

We consumed approximately 0.73% more MMBtu of natural gas during the six months ended March 31, 2019 compared to the six months ended March 31, 2018, due to increased production. Our average cost per MMBtu of natural gas was approximately 10.08% more during the six months ended March 31, 2019 compared to the six months ended March 31, 2018.

General and Administrative Expenses

Our general and administrative expenses were lower for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to fewer consulting services needed during our 2019 fiscal year and less bad debt expense.

Other Income/Expense

We had less other income during the six months ended March 31, 2019 compared to the six months ended March 31, 2018 due to having less interest income due to having less cash on hand during the 2019 period along with having a loss on sale of corn that could not be used in the production process.

Changes in Financial Condition for the Six Months Ended March 31, 2019

Current Assets. We had more cash and equivalents at March 31, 2019 compared to September 30, 2018 primarily due to an increase in our accrued expenses due to deferred corn payments owed to our corn suppliers in our 2019 fiscal year. We had more restricted cash at March 31, 2019 compared to September 30, 2018 related to cash we deposit in our margin account for our hedging transactions. Due to the timing of payments from our marketers, we had more accounts receivable at March 31, 2019 compared to September 30, 2018. We had less inventory on hand at March 31, 2019 compared to September 30, 2018 due primarily to having less corn inventory at March 31, 2019.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at March 31, 2019 compared to September 30, 2018 primarily due to the regular depreciation of our assets.

Current Liabilities. Our accounts payable were lower at March 31, 2019 compared to September 30, 2018 due to having fewer deferred corn payments at March 31, 2019. Our accrued expenses were higher at March 31, 2019 compared to September 30, 2018 because we had more unpriced corn deliveries at March 31, 2019 compared to September 30, 2018.

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

The following table shows cash flows for the six months ended March 31, 2019 and 2018:

	March 31, 2019 (unaudited)	March 31, 2018 (unaudited)
Net cash provided by operating activities	$4,308,701	$9,702,710
Net cash (used in) investing activities	(346,322)	(422,711)
Net cash (used in) financing activities	(3,098)	(2,893,657)
Net increase in cash	$3,959,281	$6,386,342
Cash, cash equivalents and restricted cash, end of period	$14,832,620	$15,516,350

Cash Flow from Operations

Our operations provided less cash during the six months ended March 31, 2019 compared to the same period of our 2018 fiscal year due to decreased net income. In addition, there were less outstanding payables to our corn customers during the 2019 period compared to the 2018 period which impacted cash generated by our operations.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the six months ended March 31, 2019 compared to the same period of our 2018 fiscal year. During the 2019 period, our primary capital expenditures were for improvements to the centrifuges and heat exchangers.

Cash Flow from Financing Activities

We used less cash for financing activities during the six months ended March 31, 2019 compared to the six months ended March 31, 2018 because we did not make a distribution to our members during the 2019 period.

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

Capital Expenditures

The Company had approximately $338,000 in construction in progress as of March 31, 2019 primarily relating to improvements being made to the centrifuges and the Carbon Capture and Storage project.

Capital Resources

Revolving Loan

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). On May 31, 2018 we renewed the Revolving Loan extending the maturity date to May 31, 2019. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At March 31, 2019, we had approximately $4,300,000 available on the Revolving Loan. We had $0 drawn on the Revolving Loan as of March 31, 2019. Interest accrued on the Revolving Loan as of March 31, 2019 at a rate of 4.27%.

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

As of March 31, 2019, we were in compliance with our loan covenants.

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

As of March 31, 2019, we had fixed corn purchase contracts for approximately 1,589,000 bushels of corn and we had corn futures and option contracts for approximately 13.1 million bushels of corn.  As of March 31, 2019 we had an unrealized loss of approximately $2,283,200 related to our corn futures and option contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of March 31, 2019, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,307,000)
Corn	22,821,000	Bushels	10%	$(6,148,000)
Natural gas	1,664,000	MMBtu	10%	$(433,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2019,  there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2019 and September 30, 2018, (ii) Statements of Operations for the three and six months ended March 31, 2019 and 2018, (iii) Statements of Cash Flows for the three and six months ended March 31, 2019 and 2018, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 10, 2019	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)