Form 10-Q
period 2019-06-30
RED TRAIL ENERGY, LLC
filed 2019-08-12
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2019	September 30, 2018
	(Unaudited)
Current Assets
Cash and equivalents	$9,367,657	$4,573,858
Restricted cash - margin account	843,714	6,299,481
Accounts receivable, primarily related party	3,738,824	3,029,314
Commodities derivative instruments, at fair value (see note 3)	797,138	—
Inventory	8,659,293	10,971,056
Prepaid expenses	203,925	110,974
Total current assets	23,610,551	24,984,683

Property, Plant and Equipment
Land	1,333,681	1,342,381
Land improvements	4,465,311	4,465,311
Buildings	8,111,074	8,091,522
Plant and equipment	87,940,601	87,740,511
Construction in progress	396,997	42,742
	102,247,664	101,682,467
Less accumulated depreciation	61,897,947	58,325,210
Net property, plant and equipment	40,349,717	43,357,257

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	3,478,552	3,478,552
Deposits	40,000	40,000
Total other assets	4,123,552	4,123,552

Total Assets	$68,083,820	$72,465,492

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2019	September 30, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$3,099,252	$4,689,119
Accrued expenses	771,148	1,005,067
Commodities derivative instruments, at fair value (see note 3)	—	2,245,650
Accrued loss on firm purchase commitments (see notes 4 and 8)	98,000	204,000
Current maturities of notes payable	945	2,921
Total current liabilities	3,969,345	8,146,757

Commitments and Contingencies (Notes 4, 5, 7 and 8)
Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	64,114,475	64,318,735

Total Liabilities and Members’ Equity	$68,083,820	$72,465,492

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$26,302,894	$28,726,715	$78,443,830	$81,216,304

Cost of Goods Sold
Cost of goods sold	24,475,143	28,155,815	76,585,250	80,087,408
Lower of cost or net realizable value adjustment	74,170	—	74,170	82,082
Loss on firm purchase commitments	87,000	—	92,000	8,000
Total Cost of Goods Sold	24,636,313	28,155,815	76,751,420	80,177,490

Gross Profit	1,666,581	570,900	1,692,410	1,038,814

General and Administrative Expenses	891,302	611,006	2,222,067	2,111,926

Operating Income (Loss)	775,279	(40,106)	(529,657)	(1,073,112)

Other Income (Expense)
Interest income	31,785	54,605	66,547	101,872
Other income, net	10,924	47,768	260,643	471,049
Interest expense	(2)	(8)	(11)	(42)
Total other income, net	42,707	102,365	327,179	572,879

Net Income (Loss)	$817,986	$62,259	$(202,478)	$(500,233)

Weighted Average Units Outstanding
Basic	40,148,160	41,031,775	40,148,160	41,321,485

Diluted	40,148,160	41,031,775	40,148,160	41,321,485

Net Income (Loss) Per Unit
Basic	$0.02	$—	$(0.01)	$(0.01)

Diluted	$0.02	$—	$(0.01)	$(0.01)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018
Cash Flows from Operating Activities
Net loss	$(202,478)	$(500,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,572,737	3,545,435
Loss on disposal of fixed assets	3,659	—
Change in fair value of derivative instruments	(3,042,788)	1,003,438
Lower of cost of net realizable value adjustment	74,170	82,082
Loss on firm purchase commitments	92,000	8,000
Changes in operating assets and liabilities:
Accounts receivable	(709,509)	730,950
Other receivables	—	8,764
Inventory	2,145,592	4,021,626
Prepaid expenses	(92,951)	(94,822)
Accounts payable	(1,589,867)	7,495,539
Accrued expenses	(233,919)	(1,952,583)
Accrued loss on firm purchase commitments	(106,000)	(5,000)
Net cash (used in) provided by operating activities	(89,354)	14,343,196

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	18,295	—
Capital expenditures	(587,151)	(797,128)
Net cash (used in) investing activities	(568,856)	(797,128)

Cash Flows from Financing Activities
Dividends paid	(1,782)	(2,901,975)
Unit repurchase	—	(1,318,180)
Debt repayments	(1,976)	(1,961)
Net cash (used in) financing activities	(3,758)	(4,222,116)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(661,968)	9,323,952
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	10,873,339	9,130,008
Cash, Cash Equivalents and Restricted Cash - End of Period	$10,211,371	$18,453,960

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$9,367,657	$14,428,327
Restricted cash	843,714	4,025,633
Total Cash, Cash Equivalents and Restricted Cash	$10,211,371	$18,453,960

Supplemental Disclosure of Cash Flow Information
Interest paid	$11	$42

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2019

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

Effective October 1, 2018 the Company retrospectively adopted ASU No. 2016-18. As a result, net cash used in operating activities for the nine months ended June 30, 2019 was adjusted to exclude the change in restricted cash and decreased the previously reported balance by approximately $1,881,000. Also the previously reported cash and cash equivalent balance was adjusted to include restricted cash and has increased by approximately $4,026,000.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2019

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

2. REVENUE

Adoption of ASC 606

Effective October 1, 2018, the Company adopted ASC 606 using the modified retrospective approach for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company's previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. ASC 606 did not impact the Company's presentation of revenue on a gross or net basis. The Company recognizes revenue primarily from sales of ethanol and its related co-products. In addition, there was no impact of adoption on the statement of operations or balance sheet for the nine months ended June 30, 2019. The Company expects the impact of adopting the new revenue standard to be immaterial to net income on an ongoing basis.

Revenue Recognition

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the contract are met, which is when the customer obtains control of such products and typically occurs upon shipment depending on the terms of the underlying contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver volumes of co-products over a contractual period of less than 12 months. The Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue as control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

Revenue by Source

The following table disaggregates revenue by major source for the three and nine months ended June 30, 2019 and 2018.

Revenues	For the three months ended June 30, 2019 (unaudited)	For the three months ended June 30, 2018 (unaudited)	For the nine months ended June 30, 2019 (unaudited)	For the nine months ended June 30, 2018 (unaudited)
Ethanol and E85	$20,862,325	$21,892,641	$60,517,057	$61,456,649
Distillers Grains	4,797,738	5,889,714	15,706,453	16,906,013
Syrup	73,563	67,886	267,573	227,366
Corn Oil	505,587	806,768	1,798,732	2,475,487
Other	63,681	69,706	154,015	150,789
Total revenue from contracts with customers	$26,302,894	$28,726,715	$78,443,830	$81,216,304

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
FOR THE PERIOD ENDED JUNE 30, 2019

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

As of:	June 30, 2019 (unaudited)				September 30, 2018
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—	bushels	$—	800	4,000,000	bushels	$(319,400)
Corn options	1,530	7,650,000	bushels	$797,688	2,800	14,000,000	bushels	$(1,926,250)
Natural gas options	3	30,000	dk	$(550)	—	—	dk	$—
Total fair value				$797,138				$(2,245,650)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2019 and September 30, 2018:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2019 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$797,138	$—
Total derivatives not designated as hedging instruments for accounting purposes	$797,138	$—

Balance Sheet - as of September 30, 2018	Asset	Liability
Commodity derivative instruments, at fair value	$—	$2,245,650
Total derivatives not designated as hedging instruments for accounting purposes	$—	$2,245,650

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended June 30, 2019 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2018 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2019 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2018 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$3,225,402	$(1,901,509)	$4,107,834	$(767,270)
Ethanol derivative instruments	Revenue	—	—	—	1,800
Natural gas derivative instruments	Cost of Goods Sold	(550)	—	(550)	—
Total		$3,224,852	$(1,901,509)	$4,107,284	$(765,470)

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2019

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of June 30, 2019 and September 30, 2018 were as follows:

As of	June 30, 2019 (unaudited)	September 30, 2018
Raw materials, including corn, chemicals and supplies	$4,051,477	$6,684,322
Work in process	935,838	738,991
Finished goods, including ethanol and distillers grains	1,430,557	1,405,806
Spare parts	2,241,421	2,141,937
Total inventory	$8,659,293	$10,971,056

Lower of cost or net realizable value adjustments for the three and nine months ended June 30, 2019 and 2018 were as follows:

	For the three months ended June 30, 2019 (unaudited)	For the three months ended June 30, 2018 (unaudited)	For the nine months ended June 30, 2019 (unaudited)	For the nine months ended June, 2018 (unaudited)
Loss on firm purchase commitments	$87,000	$—	$92,000	$8,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$74,170	$—	$74,170	$82,082
Total loss on lower of cost or net realizable value adjustments	$161,170	$—	$166,170	$90,082

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2019, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an $87,000 and $92,000 estimated loss on firm purchase commitments for the three and nine months ended June 30, 2019. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

As of	June 30, 2019 (unaudited)	September 30, 2018
Capital lease obligations (Note 7)	$945	$2,921
Total Long-Term Debt	945	2,921
Less amounts due within one year	945	2,921
Total Long-Term Debt Less Amounts Due Within One Year	$—	$—

On June 30, 2019, we renewed our $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The principle was lowered to $7 million. The maturity date of the Revolving Loan is June 30, 2020. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At June 30, 2019 we had $6,300,000 available on the Revolving Loan, taking into account the borrowing base calculation. At September 30, 2018 we had $8,800,000 available on the Revolving Loan. We had $0 drawn on the Revolving Loan as of June 30, 2019 and September 30, 2018. The variable interest rate on June 30, 2019 was 4.21%. See note 7 for the Company's additional future minimum lease commitments.

The Company's loans are secured by a lien on substantially all of the assets of the Company. As of June 30, 2019, the Company was in compliance with its quarterly debt covenant.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2019

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2019 (unaudited)	Fair Value as of June 30, 2019 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$797,138	$797,138	$797,138	$—	$—
Total	$797,138	$797,138	$797,138	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2018	Fair Value as of September 30, 2018	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$2,245,650	$2,245,650	$2,245,650	$—	$—
Total	$2,245,650	$2,245,650	$2,245,650	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases equipment under operating and capital leases through July 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating leases includes a locomotive and rail cars. Rent expense for operating leases was approximately $138,000 and $153,000 for the three months ended June 30, 2019 and 2018, respectively, and $455,000 and $465,000 for the nine months ended June 30, 2019 and 2018, respectively. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	June 30, 2019	September 30, 2018
Equipment	$483,488	$483,488
Less accumulated amortization	(157,583)	(141,488)
Net equipment under capital lease	$325,905	$342,000

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2019

At June 30, 2019, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 months period ending June 30:

	Operating Leases	Capital Leases
2019	$444,505	$945
2020	365,663	—
2021	296,640	—
2022	202,290	—
2023	—	—
Thereafter	—	—
Total minimum lease commitments	$1,309,098	945
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$945

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2019, the Company had various fixed price contracts for the purchase of approximately 2.3 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $8.9 million related to the 2.3 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. The Company has accrued payments of $28,315 to the Bismarck Land Company, LLC as of June 30, 2019.

Carbon Capture and Storage Project

The Company has entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company has committed to fund up to $950,000 for this research. The Company has paid $255,728 as of June 30, 2019.

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
FOR THE PERIOD ENDED JUNE 30, 2019

second quarter of 2019 which is included in other income (expense) in the Company's Statement of Operations. A refund of $140,539 was received during the Company's first quarter of 2018. Significant related party activity affecting the financial statements is as follows:

	June 30, 2019 (unaudited)	September 30, 2018
Balance Sheet
Accounts receivable	$3,485,391	$2,680,445
Accounts Payable	143,147	312,701
Accrued Expenses	494	95,704

	For the three months ended June 30, 2019 (unaudited)	For the three months ended June 30, 2018 (unaudited)	For the nine months ended June 30, 2019 (unaudited)	For the nine months ended June 30, 2018 (unaudited)
Statement of Operations
Revenues	$24,642,959	$27,381,514	$72,619,534	$76,354,225
Cost of goods sold	—	9,012	537,987	21,936
General and administrative	523,883	62,019	159,691	100,330
Other income	73,097	—	267,111	140,538
Inventory Purchases	$4,176,641	$7,710,883	$11,125,096	$18,036,469

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
FOR THE PERIOD ENDED JUNE 30, 2019

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

Changes in member's equity for the nine months ended June 30, 2019 and 2018.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2017	$40,362,775	$75,541	$33,399,985	$(159,540)	$73,678,761
Net income (loss)	—	—	(1,984,666)	—	(1,984,666)
Balances - December 31, 2017	40,362,775	75,541	31,415,319	(159,540)	71,694,095
Distribution, $0.05 per unit	—	—	(2,901,975)	—	(2,901,975)
Net income	—	—	1,422,174	—	1,422,174
Balances - March 31, 2018	$40,362,775	$75,541	$29,935,518	$(159,540)	$70,214,294
Membership unit repurchase	(1,318,180)	—	—	—	(1,318,180)
Net income	—	—	62,259	—	62,259
Balances - June 30, 2018	$39,044,595	$75,541	$29,997,777	$(159,540)	$68,958,373

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2019

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2018	$39,044,595	$75,541	$25,358,139	$(159,540)	$64,318,735
Net income	—	—	402,844	—	402,844
Balances December 31, 2018	39,044,595	75,541	25,760,983	(159,540)	64,721,579
Distribution	—	—	(1,782)	—	(1,782)
Net income (loss)	—	—	(1,423,308)	—	(1,423,308)
Balances - March 31, 2019	$39,044,595	$75,541	$24,335,893	$(159,540)	$63,296,489
Net income	—	—	817,986	—	817,986
Balances - June 30, 2019	$39,044,595	$75,541	$25,153,879	$(159,540)	$64,114,475

12. SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2019, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019 (Unaudited)		Three Months Ended June 30, 2018 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$26,302,894	100.00	$28,726,715	100.00
Cost of Goods Sold	24,636,313	93.66	28,155,815	98.01
Gross Profit	1,666,581	6.34	570,900	1.99
General and Administrative Expenses	891,302	3.39	611,006	2.13
Operating Income (Loss)	775,279	2.95	(40,106)	(0.14)
Other Income, net	42,707	0.16	102,365	0.36
Net Income	$817,986	3.11	$62,259	0.22

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2019 and 2019.

	Three Months Ended June 30, 2019 (unaudited)	Three Months Ended June 30, 2018 (unaudited)
Production:
Ethanol sold (gallons)	15,761,481	16,030,562
Dried distillers grains sold (tons)	23,797	28,905
Modified distillers grains sold (tons)	27,730	25,386
Corn oil sold (pounds)	2,153,040	3,287,520
Revenues:
Ethanol average price per gallon (net of hedging)	$1.32	$1.37
Dried distillers grains average price per ton	135.97	149.95
Modified distillers grains average price per ton	56.33	61.27
Corn oil average price per pound	0.23	0.25
Primary Inputs:
Corn ground (bushels)	5,361,333	5,605,055
Natural gas (MMBtu)	390,031	410,950
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.79	$3.40
Natural gas average price per MMBtu (net of hedging)	2.01	1.97
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.065	$0.120
Denaturant cost	0.035	0.040
Electricity cost	0.048	0.049
Direct labor cost	0.065	0.061

Revenue

Our revenue was less in the third quarter of our 2019 fiscal year compared to the same period of our 2018 fiscal year due to decreased production and lower market prices for our products. During the third quarter of our 2019 fiscal year, approximately 79.3% of our total revenue was derived from ethanol sales, approximately 18.2% was from distillers grains sales and approximately 1.9% was from corn oil sales. During the third quarter of our 2018 fiscal year, approximately 76.2% of our total revenue was derived from ethanol sales, approximately 20.5% was from distillers grains sales and approximately 2.8% was from corn oil sales.

Ethanol

The average price we received for our ethanol was lower during the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year. Management attributes the decrease in the price we received for our ethanol during the third quarter of our 2019 fiscal year to demand destruction related to the EPA's small refinery exemptions from the RFS, partially offset by stronger ethanol exports. Ethanol exports have supported domestic ethanol prices, however, export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility. If export demand slows in the future, it could negatively impact ethanol demand, especially due to increased production capacity in the United States. Management anticipates that ethanol prices will remain lower unless domestic ethanol demand increases. Management believes that domestic ethanol demand will only increase through increased usage of higher level blends of ethanol, such as E15, used in the United States. Recently, the Trump administration passed rules which allow the year-round use of E15. Management believes that this may lead the way for increased domestic availability of E15 which could lead to increased domestic demand, especially if ethanol prices are lower compared to the price of gasoline.

We sold fewer gallons of ethanol during the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year. Management anticipates that our ethanol production and sales will be comparable during the rest of our 2019 fiscal year compared to our 2018 fiscal year provided we do not encounter any plant production issues which prevent us from operating at capacity during our 2019 fiscal year.

From time to time we enter into forward sales contracts for our products. At June 30, 2019, we had no open ethanol futures contracts. We also had no ethanol futures contracts for the third quarter of our 2019 fiscal year.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average price we received for our distillers grains were lower during the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year. Management attributes these price decreases to lower export demand and lower domestic demand during the summer months when herds are out to pasture. Management anticipates distillers grains prices will be higher for the rest of our 2019 fiscal year due to higher market corn prices.

We produced and sold fewer total tons of distillers grains during the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year due to decreased overall production during the third quarter of our 2019 fiscal year from improved efficiency at the plant converting corn to ethanol. When our corn conversion efficiency improves, we produce fewer tons of distiller grains as the co-product of our ethanol production process. Management anticipates relatively consistent distillers grains production going forward.

Corn Oil

The total pounds of corn oil we sold was less during the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year due to a change in chemicals used during the production process which resulted in less corn oil being extracted. Management anticipates that our corn oil production will remain lower for the remaining quarter of our 2019 fiscal year. The average price we received for our corn oil during the third quarter of our 2019 fiscal year was approximately 8% less compared to the third quarter of our 2018 fiscal year due to decreased biodiesel demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the third quarter of our 2019 fiscal year as compared to the third quarter of our 2018 fiscal year due to decreased production which decreased corn and natural gas consumption along with lower chemical costs per gallon during the 2019 period.

Corn Costs

Our cost of goods sold related to corn was greater for the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year due to higher corn costs per bushel, without taking derivative instrument positions into account, partially offset by decreased corn consumption. For the third quarter of our 2019 fiscal year, we used approximately 4.3% fewer bushels of corn compared to the third quarter of our 2018 fiscal year due to decreased production at the plant along with greater corn to ethanol conversion efficiency. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 11.5% greater for the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year due to higher market corn prices and less favorable basis during the 2019 period. In addition, during the third quarter of our 2019 fiscal year, we had a realized gain of approximately $3.2 million for our corn derivative instruments which increased our cost of goods sold related to corn. For the third quarter of our 2018 fiscal year, we had a realized loss of approximately $1.9 million for our corn derivative instruments which increased our cost of goods sold related to corn. Management anticipates comparable corn prices during the rest of our 2019 fiscal year unless unfavorable weather conditions and late planting negatively impact the 2019 growing season which could result in higher corn prices.

Natural Gas Costs

We consumed approximately 5.1% less MMBtu of natural gas during the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year, due to decreased production during the 2019 period. Our average cost per MMBtu of natural gas was approximately 2.0% greater during the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year due to increased market demand.

General and Administrative Expenses

Our general and administrative expenses were greater for the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year due to increased consulting fees and meeting expense for the carbon capture and storage project.

Other Income/Expense

We had less interest income during the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year due to having less cash on hand during our 2019 fiscal year. We had less other income during the third quarter of our 2019 fiscal year compared to the third quarter of our 2018 fiscal year due to a sale of top soil in our 2018 fiscal year.

Results of Operations for the Nine Months Ended June 30, 2019 and 2018

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2019 and 2018:

	Nine Months Ended June 30, 2019 (Unaudited)		Nine Months Ended June 30, 2018 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$78,443,830	100.00	$81,216,304	100.00
Cost of Goods Sold	76,751,420	97.84	80,177,490	98.72
Gross Profit	1,692,410	2.16	1,038,814	1.28
General and Administrative Expenses	2,222,067	2.83	2,111,926	2.60
Operating Income (Loss)	(529,657)	(0.68)	(1,073,112)	(1.32)
Other Income, net	327,179	0.42	572,879	0.71
Net Income (Loss)	$(202,478)	(0.26)	$(500,233)	(0.62)

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2019 and 2019.

	Nine Months Ended June 30, 2019 (unaudited)	Nine Months Ended June 30, 2018 (unaudited)
Production:
Ethanol sold (gallons)	48,225,293	48,009,628
Dried distillers grains sold (tons)	71,219	81,073
Modified distillers grains sold (tons)	108,414	92,976
Corn oil sold (pounds)	7,707,320	9,492,100
Revenues:
Ethanol average price per gallon (net of hedging)	$1.25	$1.28
Dried distillers grains average price per ton	139.85	136.09
Modified distillers grains average price per ton	53.01	63.17
Corn oil average price per pound	0.23	0.26
Primary Inputs:
Corn ground (bushels)	17,312,371	16,998,419
Natural gas (MMBtu)	1,243,916	1,258,627
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.42	$3.35
Natural gas average price per MMBtu (net of hedging)	2.58	2.38
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.083	$0.108
Denaturant cost	0.034	0.038
Electricity cost	0.047	0.045
Direct labor cost	0.062	0.064

Revenue

Our revenue was lower for the nine months ended June 30, 2019 compared to the same period of our 2018 fiscal year due to decreased revenue from our products during the 2019 period. During the nine months ended June 30, 2019, approximately 79.3% of our total revenue was derived from ethanol sales, approximately 18.2% was from distillers grains sales and approximately 1.9% was from corn oil sales. During the nine months ended June 30, 2018, approximately 75.4% of our total revenue was derived from ethanol sales, approximately 21.0% was from distillers grains sales and approximately 3.2% was from corn oil sales.

Ethanol

The average price we received for our ethanol was approximately 2.34% less during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to demand decreases which resulted from the small refinery waivers issued by the EPA.

We sold slightly more gallons of ethanol during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to increased plant production.

From time to time we enter into forward sales contracts for our products. At June 30, 2019, we had no open ethanol futures contracts. We also had no ethanol futures contracts for the nine months ended June 30, 2019. Ethanol futures contracts resulted in a gain of approximately $1,800 during the nine months ended June 30, 2018.

Distillers Grains

The average prices we received for our dried distillers grains was approximately 2.76% greater during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to increased export demand for distillers grains. The average prices we received for our modified distillers grains was approximately 16.08% lower during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to weaker local demand for distillers grains.

We sold approximately 12.15% fewer tons of dried distillers grains during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. We sold approximately 16.60% more total tons of modified distillers grains during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to production decisions we make based on local market demand and the relative costs of producing dried distillers grains versus modified distillers grains.

Corn Oil

The total pounds of corn oil we sold was approximately 18.80% less during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to a change in chemicals used during the production process which resulted in lower corn oil production. The average price we received for our corn oil was approximately 11.54% lower during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due primarily to decreased corn oil demand from the biodiesel industry.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 due primarily to lower chemical and ingredient costs, partially offset by higher corn and natural gas costs during the 2019 period.

Corn Costs

Our cost of goods sold related to corn was approximately 3.87% greater for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to increased corn consumption and higher corn costs per bushel. During the nine months ended June 30, 2019, we used approximately 1.85% more bushels of corn compared to the nine months ended June 30, 2018. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 2.09% greater for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. In addition, during the nine months ended June 30, 2019, we had a realized gain of approximately $4.1 million for our corn derivative instruments which decreased our cost of goods sold. For the nine months ended June 30, 2018, we had a realized loss of approximately $767,200 for our corn derivative instruments which increased our cost of goods sold.

Natural Gas Costs

We consumed approximately 1.17% fewer MMBtu of natural gas during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018, due to improved operating efficiency at the plant. Our average cost per MMBtu of natural gas was approximately 8.40% greater during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018.

General and Administrative Expenses

Our general and administrative expenses were greater for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to increased consulting fees and meeting expenses for the carbon capture and storage project.

Other Income/Expense

We had less other income during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 due to having less interest income due to having less cash on hand during the 2019 period along with having a loss on sale of corn that could not be used in the production process.

Changes in Financial Condition for the Nine Months Ended June 30, 2019

Current Assets. We had more cash and equivalents at June 30, 2019 compared to September 30, 2018 primarily due to the transfer of funds from out restricted margin account. We had less restricted cash at June 30, 2019 compared to September 30, 2018 because we had less cash in our margin account associated with our hedging transactions. Due to the timing of payments from our marketers, we had more accounts receivable at June 30, 2019 compared to September 30, 2018. We had less inventory on hand at June 30, 2019 compared to September 30, 2018 due primarily to having less corn inventory at June 30, 2019.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at June 30, 2019 compared to September 30, 2018 primarily due to the regular depreciation of our assets.

Current Liabilities. Our accounts payable were lower at June 30, 2019 compared to September 30, 2018 due to having fewer deferred corn payments at June 30, 2019. Our accrued expenses were lower at June 30, 2019 compared to September 30, 2018 because we had less unpriced corn deliveries at June 30, 2019 compared to September 30, 2018. We also had a smaller accrued loss on our deferred corn purchase commitments.

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

The following table shows cash flows for the nine months ended June 30, 2019 and 2019:

	June 30, 2019 (unaudited)	June, 2018 (unaudited)
Net cash (used in) provided by operating activities	$(89,354)	$14,343,196
Net cash (used in) investing activities	(568,856)	(797,128)
Net cash (used in) financing activities	(3,758)	(4,222,116)
Net (decrease) increase in cash	$(661,968)	$9,323,952
Cash, cash equivalents and restricted cash, end of period	$10,211,371	$18,453,960

Cash Flow from Operations

Our operations provided less cash during the nine months ended June 30, 2019 compared to the same period of our 2018 fiscal year due to decreased net income along with changes in our derivative instrument positions, inventory and accounts payable which resulted in less cash being generated by our operations.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the nine months ended June 30, 2019 compared to the same period of our 2018 fiscal year. During the 2019 period, our primary capital expenditures were for improvements to the centrifuges and heat exchangers.

Cash Flow from Financing Activities

We used less cash for financing activities during the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 because we did not make a distribution to our members during the 2019 period and we did not have any unit repurchases during the 2019 period.

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

Capital Expenditures

The Company had approximately $397,000 in construction in progress as of June 30, 2019 primarily relating to the carbon capture and storage project research.

Capital Resources

Revolving Loan

On March 20, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). On May 31, 2019 we renewed the Revolving Loan and extended the maturity date to May 31, 2020 and decreasing the principle to $7 million. Our ability to draw funds on the Revolving Loan is subject to a borrowing base calculation as set forth in the Credit Agreement. At June 30, 2019, we had approximately $6,300,000 available on the Revolving Loan. We had $0 drawn on the Revolving Loan as of June 30, 2019. Interest accrued on the Revolving Loan as of June 30, 2019 at a rate of 4.21%.

Restrictive Covenants

The Revolving Loan is subject to certain financial covenants as set forth in the Credit Agreement. The most significant financial covenants require us to maintain a fixed charge coverage ratio of no less than 1.10:1.00 and a current ratio of no less than 1.50:1.00. Our fixed charge coverage ratio is calculated annually and measures our ability to pay our fixed expenses. Our current ratio is calculated quarterly and measures our liquidity and ability to pay short-term and long-term obligations.

As of June 30, 2019, we were in compliance with our loan covenants.

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

As of June 30, 2019, we had fixed corn purchase contracts for approximately 2.30 million bushels of corn and we had corn futures and option contracts for approximately 7.65 million bushels of corn.  As of June 30, 2019 we had an unrealized gain of approximately $797,000 related to our corn futures and option contracts.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

We estimate that our corn usage will be between 21 million and 23 million bushels per calendar year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2019, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,946,000)
Corn	22,821,000	Bushels	10%	$(4,375,000)
Natural gas	1,664,000	MMBtu	10%	$(327,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2019,  there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2019 and September 30, 2018, (ii) Statements of Operations for the three and nine months ended June 30, 2019 and 2018, (iii) Statements of Cash Flows for the nine months ended June 30, 2019 and 2018, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 12, 2019	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2019	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)