Form 10-K
period 2019-09-30
RED TRAIL ENERGY, LLC
filed 2019-12-20
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________

COMMISSION FILE NUMBER 000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3682 Highway 8 South, P.O. Box 11, Richardton, ND 58652
(Address of principal executive offices)

(701) 974-3308
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2019 was $34,969,920.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 20, 2019, there were 40,148,160 Class A Membership Units outstanding.

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

In March 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). As part of this transaction, we signed a Credit Agreement dated March 17, 2017 (the "Credit Agreement"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). In May 2019, we renewed our Revolving Loan with U.S. Bank. The renewal extended the maturity date until May 31, 2020. On October 1, 2019 we terminated our Revolving Loan with U.S. Bank.

Principal Products

The principal products that we produce are ethanol, distillers grains and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Ethanol	78%	76%	82%
Distillers Grains	19%	21%	14%
Corn Oil	3%	3%	4%

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. Ethanol blended fuel is typically designated in the marketplace according to the percentage of the fuel that is ethanol, with the most common fuel blend being E10, which contains 10% ethanol. The United States Environmental Protection Agency (the "EPA") has approved the use of gasoline blends that contain 15% ethanol, or E15, for use in all vehicles manufactured in model year 2001 and later. In 2019, the EPA changed regulations which now allow E15 to be sold year-round in all markets in the United States. In addition, flexible fuel vehicles can use gasoline blends that contain up to 85% ethanol called E85.

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

Principal Product Markets

We market nearly all of our products through a professional third party marketer, RPMG, Inc. ("RPMG"). The only products we sell which are not marketed by RPMG are E85 and E30 and certain modified distillers grains which we market internally to local customers. RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We are a part owner of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer.  Except for the modified distillers grains and E85/E30 we market locally, RPMG decides where our products are marketed and sold. Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. Recently, the United States has exported a significant amount of distillers grains to Mexico, Vietnam, Indonesia, South Korea and the European Union. China was not a significant source of export demand due to increased tariffs which make United States distillers grains not feasible for export to China. In addition, the United States exported significant amounts of ethanol to Brazil, Canada, India and the European Union.

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

New Products and Services

We did not introduce any new products or services during our 2019 fiscal year.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 22.6 million bushels of corn during our 2019 fiscal year, or approximately 62,000 bushels per day, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During our 2019 fiscal year, we were able to secure sufficient corn to operate the plant and do not anticipate any problems securing enough corn during our 2020 fiscal year. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. During our 2019 fiscal year, corn prices have been higher than prior years, mainly due to weather issues which delayed corn planting and many believe will impact the amount of corn harvested in the fall of 2019. Despite these issues, we have not had difficulty securing the corn we require for our operations and we anticipate that we will be able to secure the corn we need to operate the ethanol plant during our 2020 fiscal year, although potentially at a higher price. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problem during our 2020 fiscal year.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

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

Electricity

The production of ethanol uses significant amounts of electricity. We entered into a contract with Roughrider Electric Cooperative to provide our needed electrical energy.   This contract was renewed in August 2019. This contract automatically renews unless either party gives notice of its intent not to renew the agreement.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year.  We anticipate receiving adequate water supplies during our 2020 fiscal year.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. During our 2019 fiscal year, our primary sources of working capital were cash from our operations as well as our revolving line-of-credit with U.S. Bank. We are in the process of securing a new line of credit with another financial institution to replace the U.S. Bank line of credit. Management anticipates that we will have sufficient working capital to operate at capacity during our 2020 fiscal year without seeking additional sources of equity or debt financing. However, if we experience unfavorable operating conditions during our 2020 fiscal year, it is possible we may need to secure additional sources of working capital.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of November 26, 2019, the Renewable Fuels Association ("RFA") estimates that there are 212 ethanol production facilities in the United States with capacity to produce approximately 16.6 billion gallons of ethanol annually. The RFA also estimates that approximately 9% of the ethanol production capacity in the United States is currently idled. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 42% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,716	10%
POET Biorefining	1,711	10%
Valero Renewable Fuels	1,697	10%
Green Plains Renewable Energy	1,111	7%
Flint Hills Resources	840	5%
TOTAL	7,075	42%
Updated: November 26, 2019

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

We anticipate competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn-based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has grown in popularity, especially in urban areas. While in the past there were a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations which have made electric car technology more widely available. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. Further, in August 2017, Brazil instituted a quota and tariff on ethanol produced in the United States and exported to Brazil which also is likely to decrease the amount of ethanol Brazil has available for export. Brazil increased the quota during our 2019 fiscal year which resulted in additional demand from Brazil. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

Finally, many ethanol producers are increasing their production capacities through expansion projects which started becoming operational during our 2018 fiscal year. These expansion projects have increased the supply of ethanol in the market which has negatively impacted market ethanol prices and may continue to result in excess ethanol supply in the future. During our 2019 fiscal year many ethanols reduced production or ceased production altogether due to unfavorable operating margins which somewhat offset the additional ethanol production from these expansion projects.

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

The statutory RVO for all renewable fuels for 2018 was 19.29 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2018, the final RVO for 2019 was set at 19.92 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. During 2019 it came to light that the EPA was issuing waivers of the RVO obligations for certain small refineries. These small refinery waivers resulted in significant decreases in ethanol demand during 2018 and 2019 which are below the RVO requirements. Many in the ethanol industry believe these waivers did not meet the standards set out in the RFS. The ethanol industry has been pushing to EPA and the Trump administration to reverse the effects of these small refinery waivers which we believe contributed to poor operating margins during 2018 and 2019.

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

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In June 2019, the Trump Administration approved the use of E15 year-round which has somewhat expanded the use of E15, but has not been significant enough to offset demand losses which resulted from the small refinery exemption waivers from the RFS.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2019 fiscal year, we incurred costs and expenses of approximately $40,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal has reduced our environmental compliance costs.

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

In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. In September 2019, the Brazilians increased the tariff free import quota from 600 million liters to 750 million liters. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and subsequently to 70%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term, despite recent positive discussions. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Employees

As of December 20, 2019, we had 48 full-time employees. We anticipate that we will have approximately 48 full-time employees during the next 12 months.

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

Risks Relating to Our Business

The EPA has issued small refinery waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery waivers, it reallocated the waived requirements to other refiners. The EPA under the Trump Administration was granting significantly more waivers that in the past and was not reallocating the waived amounts to other refiners. These actions have resulted in demand destruction in 2018 and 2019 which led to reduced demand for ethanol. This reduction in ethanol demand has negatively impacted profitability in the ethanol industry. We believe that these small refinery exemptions will continue to be granted by the EPA and that it will continue to negatively impact profitability in the ethanol industry which could reduce or eliminate the value of our units.

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

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, tariffs and import quotas, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2020 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

Decreasing gasoline prices could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, demand for ethanol may be reduced. Historically, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, and result in a downwards market adjustment in the price of ethanol. If oil and gasoline prices remain lower for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Our primary lender waived compliance with all financial covenants at September 30, 2019. On October 1, 2019, we terminated our loan with U.S. Bank. We are in the process of securing a new line of credit. Management anticipates in the future we will be in compliance with our loan covenants in our anticipated new line of credit. However, if we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States has recently benefited from additional exports of ethanol which may not continue to occur during our 2020 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2020 fiscal year, particularly if the EPA issues additional small refinery waivers from the RFS. If we experience excess ethanol supply, either due to increased ethanol production, lower ethanol demand or lower overall gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Distillers grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China was previously the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. Due to recent trade disputes between the United States and China we expect these tariffs to continue into our 2020 fiscal year. This reduction in demand has negatively impacted our ability to profitably operate the ethanol plant.

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

Chinese ethanol tariffs could have a negative impact on ethanol prices. As a result of recent trade disputes between the United States and China, China has imposed a 70% tariff on ethanol produced in the United States. This tariff has effectively closed the Chinese market for United States ethanol exports. China represents a significant potential source of demand for ethanol. Without access to the Chinese market, we may continue to experience excess ethanol supply which could negatively impact ethanol prices in the United States. These lower ethanol prices could negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. In addition, the EPA has recently expanded its use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. On October 15, 2019, the EPA released a supplemental notice seeking additional comment on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45% and ultimately to 70%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

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

During our 2019 fiscal year, all of our tangible and intangible property, real and personal, served as the collateral for our senior credit facility with U.S. Bank. Our senior credit facility is discussed in more detail under "ITEM 7. Management's Discussion and Analysis - Capital Resources."

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

As of December 20, 2019, there were 930 holders of record of our Class A membership units.

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

Quarter	Low Price	High Price	Average Price	# of Units Traded
2018 1st	$1.35	$1.35	$1.35	114,500
2018 2nd	$1.35	$1.35	$1.35	5,000
2018 3rd	$1.35	$1.35	$1.35	37,500
2018 4th	$1.25	$1.25	$1.25	5,000
2019 1st	$1.25	$1.28	$1.27	45,000
2019 2nd	$1.00	$1.00	$1.00	80,000
2019 3rd	$1.00	$1.00	$1.00	59,500
2019 4th	$1.03	$1.05	$1.04	80,000

Distributions

Our board of governors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

PERFORMANCE GRAPH

The graph below matches the cumulative 5-Year total return of holders of Red Trail Energy, LLC's common membership units with the cumulative total returns of the NASDAQ Composite index and a customized peer group of twenty six companies that includes: Aemetis Inc., Amyris Inc., Benchmark Energy Corp, Bioamber Inc., Bluefire Renewables Inc., Cardinal Ethanol LLC, Celanese Corp, Cleantech Biofuels Inc., Codexis Inc., Esp Resources Inc., Evolution Fuels Inc., Green Plains Inc., Green Plains Partners LP, Greenbelt Resources Corp, Innophos Holdings Inc., Kreido Biofuels Inc., Methes Energies International Ltd, New America Energy Corp, Newmarket Corp, Pacific Ethanol Inc., Rayonier Advanced Materials Inc., Red Trail Energy LLC, Renewable Energy Group Inc., Rex American Resources Corp, Sino United Worldwide Consolidated Ltd and Westlake Chemical Partners LP. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on September 30, 2014 and tracks it through September 30, 2019.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of September 30, 2017, 2016 and 2015 and the selected income statement data and other financial data for the periods ended September 30, 2016 and 2015 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2019 and 2018 and the selected statement of operations data and other financial data for the fiscal years ended September 30, 2019, 2018 and 2017 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	Years Ended
Statement of Operations Data:	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015
Revenues	$103,697,726	$103,577,061	$109,609,359	$105,159,602	$100,795,412

Cost of Goods Sold	104,690,474	106,713,199	102,061,933	97,414,865	91,984,165

Gross Profit (Loss)	(992,748)	(3,136,138)	7,547,426	7,744,737	8,811,247

General and Administrative	3,135,825	2,557,189	2,382,272	2,399,733	2,471,783

Operating Income (Loss)	(4,128,573)	(5,693,327)	5,165,154	5,345,004	6,339,464

Other Income (Expense)	385,884	554,156	3,199,696	558,757	2,227,797

Net Income (Loss)	$(3,742,689)	$(5,139,171)	$8,364,850	$5,903,761	$8,567,261

Weighted Average Units Outstanding - Basic	40,148,160	41,025,743	41,454,828	40,148,160	40,148,160

Weighted Average Units Outstanding - Diluted	40,148,160	41,025,743	41,454,828	40,148,160	40,148,160

Net Income (Loss) Per Unit - Basic and Diluted	$(0.09)	$(0.13)	$0.20	$0.15	$0.21

Balance Sheet Data:	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2015
Current Assets	$21,504,778	$24,984,683	$29,645,105	$24,681,404	$23,051,396

Net Property and Equipment	39,312,192	43,357,257	47,141,736	47,224,703	50,940,083

Total Assets	65,581,121	72,465,492	80,702,120	75,591,411	77,567,266

Current Liabilities	5,006,857	8,146,757	7,020,438	7,932,689	9,940,702

Long-Term Liabilities	—	—	2,921	5,538	1,862,246

Members' Equity	60,574,264	64,318,735	73,678,761	67,653,184	65,764,317

Book Value Per Unit	$1.51	$1.57	$1.78	$1.69	$1.64

Dividends Declared Per Unit	$—	$0.07	$0.12	$0.10	$0.35

* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended September 30, 2019 and 2018

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2019 and 2018:

	Year Ended September 30, 2019		Year Ended September 30, 2018
Statement of Operations Data	Amount	%	Amount	%
Revenues	$103,697,726	100.00	$103,577,061	100.00
Cost of Goods Sold	104,690,474	100.96	106,713,199	103.03
Gross Profit (Loss)	(992,748)	(0.96)	(3,136,138)	(3.03)
General and Administrative Expenses	3,135,825	3.02	2,557,189	2.47
Operating Income (Loss)	(4,128,573)	(3.98)	(5,693,327)	(5.50)
Other Income (Expense)	385,884	0.37	554,156	0.54
Net Income (Loss)	$(3,742,689)	(3.61)	$(5,139,171)	(4.96)

The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2019 and 2018:

	Year Ended September 30, 2019	Year Ended September 30, 2018
Production:
Ethanol sold (gallons)	63,401,876	61,901,487
Dried distillers grains sold (tons)	98,758	110,497
Modified distillers grains sold (tons)	127,310	107,533
Corn oil sold (pounds)	10,697,030	12,591,310
Revenues:
Ethanol average price per gallon (net of hedging)	$1.27	$1.27
Dried distillers grains average price per ton	135.15	132.62
Modified distillers grains average price per ton	52.73	61.29
Corn oil average price per pound	0.23	0.25
Primary Inputs:
Corn ground (bushels)	22,641,392	22,088,221
Natural gas (MMBtu)	1,630,853	1,635,138
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.56	$3.35
Natural gas average price per MMBtu (net of hedging)	2.42	2.36
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.080	$0.108
Denaturant cost	0.034	0.040
Electricity cost	0.038	0.043
Direct labor cost	0.062	0.066

Revenue

For our 2019 fiscal year, ethanol sales comprised approximately 78% of our revenues, distillers grains sales comprised approximately 19% of our revenues and corn oil sales comprised approximately 3% of our revenues. For our 2018 fiscal year, ethanol sales comprised approximately 76% of our revenues, distillers grains sales comprised approximately 21% of our revenues and corn oil sales comprised approximately 3% of our revenues.

Our total revenue for our 2019 fiscal year was comparable to our 2018 fiscal year, however, our cost of goods sold was less during our 2019 fiscal year compared to our 2018 fiscal year which resulted in a smaller net loss during the 2019 period. The ethanol industry continues to struggle with ethanol demand destruction from EPA policies which limit domestic demand for ethanol along with foreign trade policies which impact global distillers grains demand.

Ethanol

The average price we received per gallon of ethanol sold was the same during both our 2019 fiscal year and our 2018 fiscal year. The ethanol industry struggled during both our 2018 fiscal year and 2019 fiscal year with lower ethanol prices due to decreased domestic demand. This decreased domestic demand was due to small refinery waivers from the ethanol use requirements under the RFS granted by the EPA which reduced the volume of ethanol which was required to be used in the United States. Management anticipates that ethanol prices will remain lower during our 2020 fiscal year as it appears the EPA will continue to issue small refinery waivers along with relatively stable export demand. In addition, the ethanol industry has continued to expand capacity which may further impact the supply and demand imbalance we are experiencing. Some ethanol production facilities have been ceasing operations due to these unfavorable operating conditions.

Brazil recently increased its quota of ethanol that can be imported from the United States before a tariff is imposed which has resulted in some additional export demand. However, China maintains its high ethanol tariffs which has essentially eliminated China as an export market for United States ethanol. Due to the continuing trade disputes between China and the United States, management does not anticipate that China will be a viable source of export demand in the near term. The United States ethanol industry is continuing to work to open new export markets for ethanol, including the Mexican market, which may positively impact domestic ethanol prices. However, export markets are not as reliable as the domestic ethanol market which can lead to ethanol price volatility.

We sold approximately 2% more gallons of ethanol during our 2019 fiscal year compared our 2018 fiscal year due to fewer unplanned shutdowns during our 2019 fiscal year. Management anticipates that our ethanol production will be comparable during our 2020 fiscal year providing market factors allow us to operate the ethanol plant profitably. However, if operating margins in the ethanol industry are further reduced, we may reduce production in order to improve our operating efficiency and maximize the amount of ethanol we can produce per bushel of corn used.

We held no ethanol or soybean oil derivative instruments during our 2019 fiscal year. We experienced a gain of approximately $1,800 in our soybean oil derivative instruments during our 2018 fiscal year which increased our revenue.

Distillers Grains

The average price we received for our dried distillers grains during our 2019 fiscal year was approximately 2% greater than the average price we received during our 2018 fiscal year primarily due to increased corn prices during our 2019 fiscal year. The average price we received from our modified distillers grains during our 2019 fiscal year was approximately 14% less compared to our 2018 fiscal year due to weaker local demand for distillers grains. Our modified distillers grains are primarily sold in our local market. Management anticipates higher distillers grains prices during our 2020 fiscal year due to the late corn harvest in the fall of 2019 along with lower expected corn supplies from the 2019 crop. However, the market for distillers grains still is impacted by the loss of the Chinese market which will continue to keep distillers grains prices lower than in previous years.

We produced approximately 11% fewer tons of dried distillers grains and approximately 18% more tons of modified distillers grains during our 2019 fiscal year compared to our 2018 fiscal year due to market factors favoring more modified distillers grains. We also produced less corn oil which resulted in a net increase in the total distillers grains we produced during the 2019 fiscal year. When we produce less corn oil, it results in additional tons of distillers grains that we produce. We decide whether to produce dried distillers grains versus modified/wet distillers grains based on market conditions and the relative cost of producing each form of distillers grains. Management anticipates that distillers grains production will remain at its current mix during our 2020 fiscal year unless distillers grains exports increase significantly which could favor producing more dried distillers grains.

Corn Oil

The average price we received for our corn oil was approximately 8% less during our 2019 fiscal year compared to our 2018 fiscal year primarily due to additional corn oil supplies in the market along with less corn oil demand from the biodiesel industry. Corn oil demand from the biodiesel industry has been volatile, and may continue to be volatile in the future. However, on December 17, 2019, Congress renewed the biodiesel blenders' credit retroactively for 2019 and for a total of five years. This certainty for the biodiesel blenders' credit is expected to positively impact demand for corn oil which may increase prices.

Our corn oil sales decreased by approximately 15% during our 2019 fiscal year compared to our 2018 fiscal year due to decreased corn oil production per bushel of corn we ground. This decrease in the amount of corn oil we produced per bushel of corn we ground was due to a change in chemicals used during the production process which resulted in less corn oil being extracted. Management anticipates that corn oil production will continue to be lower during our 2020 fiscal year.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and energy expenses. Our total cost of goods sold was approximately 2% less for our 2019 fiscal year compared to our 2018 fiscal year due primarily to lower chemical and ingredient costs associated with our production during our 2019 fiscal year along with lower electricity, denaturant and labor expense.

Corn Costs

Our cost of goods sold related to corn was approximately 9% greater during our 2019 fiscal year compared to our 2018 fiscal year due to increased corn bushels used, partially offset by derivative gains which decreased our corn cost per bushel used after hedging gains and losses during our 2019 fiscal year. Our average cost per bushel of corn used, without including our derivative instrument gains and losses, was approximately 6% greater during our 2019 fiscal year compared to our 2018 fiscal year. Management attributes this increase in corn costs to late planting and unfavorable weather conditions which impacted the corn market during our 2019 fiscal year. Management anticipates that corn prices will remain at their current levels during our 2020 fiscal year due to a smaller corn crop which is anticipated to be harvested in 2019. Management believes that there will be sufficient corn in our local market to continue to operate the ethanol plant at capacity during our 2020 fiscal year but we may experience higher prices in order to purchase the corn we need. Our corn use increased by approximately 3% during our 2019 fiscal year compared to our 2018 fiscal year due to increased overall production at the ethanol plant. Management anticipates that we will use a comparable amount of corn in the future provided operating margins remain favorable.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At September 30, 2019, we had forward corn purchase contracts for various delivery periods through March 2020 for a total commitment of approximately $8.19 million for a total of approximately 2.2 million bushels of corn. We had a gain of approximately $4.4 million related to our corn derivative instruments which decreased our cost of goods sold during our 2019 fiscal year. We had a loss of approximately $2 million related to our corn derivative instruments during our 2018 fiscal year which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Natural Gas Costs

Our total natural gas costs to operate the ethanol plant were higher for our 2019 fiscal year compared to our 2018 fiscal year due primarily to increased natural gas costs per MMBtu during the 2019 period. Our average cost per MMBtu of natural gas was approximately 3% greater during our 2019 fiscal year compared to our 2018 fiscal year. Management believes this increase in natural gas costs during our 2019 fiscal year was due to a basis change off the CIG Rockies Natural Gas Basis Futures which increased the price per MMBtu we had to pay. We used approximately the same amount of natural gas during both our 2019 fiscal year and our 2018 fiscal year. Management expects that natural gas prices will remain steady during our 2020 fiscal year unless we experience supply disruptions during 2020.

General and Administrative Expenses

Our general and administrative expense was higher during our 2019 fiscal year and our 2018 fiscal year due to increased consulting fees and meeting expense. We have entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol.

Other Income/Expense

We had more interest income during our 2019 fiscal year compared to our 2018 fiscal year due to having more cash on hand during the 2019 period. Our other income was lower during our 2019 fiscal year compared to our 2018 fiscal year due to a loss on sale of corn that could not be used in the production process.

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

The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2018 and 2017:

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

Corn Oil

The average price we received for our corn oil was approximately 4% less during our 2018 fiscal year compared to our 2017 fiscal year primarily due to additional corn oil supplies in the market. Corn oil demand was benefited by additional biodiesel production capacity which was added during our 2018 fiscal year. Our corn oil sales decreased by approximately 25% during our 2018 fiscal year compared to our 2017 fiscal year due to decreased total production at the ethanol plant during our 2018 fiscal year along with a decrease in the amount of corn oil we produced per bushel of corn we ground. This decrease in the amount of corn oil we produced per bushel of corn we ground was due to a change in chemicals used during the production process which results in less corn oil being extracted.

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

Changes in Financial Condition for the Year Ended September 30, 2019 and 2018

Current Assets. We had more cash and equivalents on our balance sheet at September 30, 2019 compared to September 30, 2018 due to a transfer of funds from our restricted cash that was being held with our commodities broker at September 30, 2019. We had less restricted cash at September 30, 2019 compared to September 30, 2018 as a result of having less cash deposited in our margin account with our commodities broker related to our risk management positions. We had more accounts receivable at September 30, 2019 compared to September 30, 2018 due primarily to the timing of payments from our product marketers at the end of our 2019 fiscal year compared to the end of our 2018 fiscal year. We had less inventory on hand at September 30, 2019 compared to September 30, 2018 due to having no bagged corn at the plant.

Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at September 30, 2019 compared to September 30, 2018 due primarily to the upgrades made to the centrifuges and heat exchangers during our 2019 fiscal year. However, the net value of our property, plant and equipment was lower at September 30, 2019 compared to September 30, 2018 due to depreciation.

Other Assets. Our other assets were higher at September 30, 2019 than at September 30, 2018 due to increased patronage equity related to our electric provider which is a cooperative.

Current Liabilities. Our accounts payable was lower at September 30, 2019 compared to September 30, 2018 due to decreased payables related to amounts owed to our corn producers. Our accrued expenses were lower at September 30, 2019 compared to September 30, 2018 due to having less accrued corn payables at September 30, 2019 compared to September 30, 2018. We had a smaller liability related to our corn derivative instruments which were in a loss position as of September 30, 2019 compared to September 30, 2018, primarily due to corn options we had outstanding at September 30, 2019.

Long-term Liabilities. We had no long-term liabilities at September 30, 2019 and September 30, 2018.

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

Allowance for Doubtful Accounts

Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Doubtful Accounts as of September 30, 2019 could impact net income by approximately $31,000 for our 2019 fiscal year.

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

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our expected credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes. We do not have any planned capital projects for which we anticipate requiring additional borrowing.

The following table shows cash flows for the years ended September 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$378,740	$6,914,549
Net cash (used in) investing activities	(725,559)	(947,746)
Net cash (used in) financing activities	(4,451)	(4,223,472)
Net increase (decrease) in cash	$(351,270)	$1,743,331
Cash and equivalents, end of period	$10,522,069	$10,873,339

Cash Flow from Operations

Our operations provided less cash during our 2019 fiscal year compared to our 2018 fiscal year. Changes in the fair value of derivative instruments, inventory, accounts payable and accrued expenses negatively impacted the cash generated by our operating activities during our 2019 fiscal year.

Cash Flow from Investing Activities

We used less cash for capital expenditures during our 2019 fiscal year compared to our 2018 fiscal year. During our 2019 fiscal year, we had capital expenditures related to improvements to the centrifuges and heat exchangers. During our 2018 fiscal year, we had capital expenditures related to the addition of a hammer mill and upgrades to the centrifuges.

Cash Flow from Financing Activities

We used less cash for financing activities during our our 2019 fiscal year compared to our 2018 fiscal year due to fewer distributions made during our 2019 fiscal year compared to our 2018 fiscal year. We also used cash during our 2018 fiscal year to repurchase units from our members. We had no comparable unit repurchases during our 2019 fiscal year.

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

The following table shows cash flows for the years ended September 30, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$6,914,549	3,084,875
Net cash (used in) investing activities	(947,746)	(1,228,494)
Net cash (used in) financing activities	(4,223,472)	(5,661,870)
Net increase (decrease) in cash	$1,743,331	(3,805,489)
Cash and equivalents, end of period	$10,873,339	$9,130,008

Cash Flow from Operations

Our operations provided more cash during our 2018 fiscal year compared to our 2017 fiscal year. Changes in our inventory accounts receivable positively impacted the cash generated by our operating activities during the 2018 fiscal year.

Cash Flow from Investing Activities

We used less cash for capital expenditures during our 2018 fiscal year compared to our 2017 fiscal year. During our 2018 fiscal year we had capital projects related to the addition of a hammer mill and upgrades to the centrifuges. During our 2017 fiscal year we had capital expenditures related to a project to expand the cooling capacity of our beer mash exchangers.

Cash Flow from Financing Activities

We used less cash for financing activities during our our 2018 fiscal year compared to our 2017 fiscal year due to fewer distributions made during the 2018 fiscal year compared to the 2017 fiscal year. We used approximately $3 million during our 2018 fiscal year for distributions to our members compared to approximately $5 million during our 2017 fiscal year.

Capital Expenditures

The Company had approximately $456,000 in construction in progress as of September 30, 2019. During the fiscal year ended September 30, 2019, the Company placed in service approximately $332,000 in capital projects.

Capital Resources

On March 20, 2017, we entered into a revolving loan with U.S. Bank National Association ("U.S. Bank") described below. On October 1, 2019, we terminated this revolving loan. We are in the process of securing a new revolving loan with a different financial institution.

Revolving Loan

On March 17, 2017, we entered into a new $10 million revolving loan (the "Revolving Loan") with U.S. Bank. The Revolving Loan replaced a similar revolving loan we had with First National Bank of Omaha. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.77% in excess of the one-month London Interbank Offered Rate ("LIBOR"). In May 2019 we renewed our Revolving Loan with U.S. Bank. The renewal extended the maturity date to May 31, 2020. On October 1, 2019, we terminated our loan with U.S. Bank. Our ability to draw funds on the Revolving Loan was subject to a borrowing base calculation as set forth in the Credit Agreement. At September 30, 2019, we had $6.3 million available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of September 30, 2019. Interest accrued on the Revolving Loan as of September 30, 2019 at a rate of 3.83%.

Restrictive Covenants

The Revolving Loan was subject to certain financial covenants as set forth in the Credit Agreement. The most significant financial covenants required us to maintain a fixed charge coverage ratio of no less than 1.25:1.00 and a current ratio of no less than 1.50:1.00. Our fixed charge coverage ratio measured our ability to pay our fixed expenses. Our current ratio measured our liquidity and ability to pay short-term and long-term obligations.

As of September 30, 2019, US Bank waived compliance with our loan covenants.

Contractual Obligations and Commercial Commitments

We have the following contractual obligations as of September 30, 2019:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years
Corn purchases *	$2,156,424	$2,156,424	$—	$—
Water purchases	2,756,000	424,000	1,272,000	1,060,000
Operating lease obligations	1,180,390	407,213	773,177	—
Capital leases	252	252	—	—
Total	$6,093,066	$2,987,889	$2,045,177	$1,060,000

* - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2019 for basis contracts that had not yet been fixed.

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

As of September 30, 2019, we had approximately 2.3 million bushels of corn under fixed price contracts.  As of September 30, 2019 some of these contracts were priced above current market prices so an accrual for a loss on firm purchase commitments of $68,000 was recorded.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of September 30, 2019, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,946,000)
Corn	22,820,000	Bushels	10%	$(7,332,000)
Natural gas	1,664,000	MMBtu	10%	$(164,000)

For comparison purposes, below is our analysis for our fiscal year ended September 30, 2018.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(7,668,000)
Corn	22,820,000	Bushels	10%	$(865,000)
Natural gas	1,664,000	MMBtu	10%	$(383,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Red Trail Energy, LLC (the Company) as of September 30, 2019 and 2018, and the related statements of operations, changes in members’ equity, and cash flows, for the years ended September 30, 2019 and 2018, and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years ended September 30, 2019 and 2018, and 2017, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for restricted cash within the statement of cash flows due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Accordingly, the September 30, 2018 and 2017 statements of cash flows have been adjusted to retrospectively adopt this standard.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Red Trail Energy, LLC in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as Red Trail Energy, LLC’s auditor since 2012.

Minneapolis, Minnesota
December 20, 2019

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2019	September 30, 2018

Current Assets
Cash and equivalents	$8,565,038	$4,573,858
Restricted cash	1,957,031	6,299,481
Accounts receivable, net, primarily related party	3,910,384	3,029,314
Inventory	6,962,825	10,971,056
Prepaid expenses	109,500	110,974
Total current assets	21,504,778	24,984,683

Property, Plant and Equipment
Land	1,333,681	1,342,381
Land improvements	4,465,311	4,465,311
Buildings	8,111,074	8,091,522
Plant and equipment and railroad	88,038,476	87,740,511
Construction in progress	455,825	42,742
	102,404,367	101,682,467
Less accumulated depreciation	63,092,175	58,325,210
Net property, plant and equipment	39,312,192	43,357,257

Other Assets
Investment in RPMG	605,000	605,000
Patronage equity	4,119,151	3,478,552
Deposits	40,000	40,000
Total other assets	4,764,151	4,123,552

Total Assets	$65,581,121	$72,465,492

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2019	September 30, 2018

Current Liabilities
Accounts payable	$4,331,521	$4,689,119
Accrued expenses	598,209	1,005,067
Commodities derivative instruments, at fair value	8,875	2,245,650
Accrued loss on firm purchase commitments (see note 5)	68,000	204,000
Current maturities of notes payable	252	2,921
Total current liabilities	5,006,857	8,146,757

Commitments and Contingencies (Notes 6, 8, 10 and 14)

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding on September 30, 2019 and 2018, respectively)	60,574,264	64,318,735

Total Liabilities and Members’ Equity	$65,581,121	$72,465,492

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017

Revenues, primarily related party	$103,697,726	$103,577,061	$109,609,359

Cost of Goods Sold
Cost of goods sold	104,479,424	106,193,402	101,887,309
Lower of cost or net realizable value adjustment	119,050	307,797	169,624
Loss on firm purchase commitments	92,000	212,000	5,000
Total Cost of Goods Sold	104,690,474	106,713,199	102,061,933

Gross Profit (Loss)	(992,748)	(3,136,138)	7,547,426

General and Administrative Expenses	3,135,825	2,557,189	2,382,272

Operating Income (Loss)	(4,128,573)	(5,693,327)	5,165,154

Other Income (Expense)
Interest income	116,922	71,427	119,713
Other income	268,974	482,777	3,093,011
Interest expense	(12)	(48)	(13,028)
Total other income (expense), net	385,884	554,156	3,199,696

Net Income (Loss)	$(3,742,689)	$(5,139,171)	$8,364,850

Weighted Average Units Outstanding
Basic	40,148,160	41,025,743	41,454,828

Diluted	40,148,160	41,025,743	41,454,828

Net Income (Loss) Per Unit
Basic	$(0.09)	$(0.13)	$0.20

Diluted	$(0.09)	$(0.13)	$0.20

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Years Ended September 30, 2019, 2018 and 2017

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Units	Amount	Total Member Equity

Balances - September 30, 2016	40,148,160	$37,724,595	$75,541	$30,012,588	140,000	$(159,540)	$67,653,184
Units Issued	2,000,000	3,320,000	—	—	—	—	3,320,000
Units repurchased and retired	(681,820)	(681,820)	—	—	—	—	(681,820)
Distribution	—	—	—	(4,977,453)	—	—	(4,977,453)
Net Income	—	—	—	8,364,850	—	—	8,364,850

Balances - September 30, 2017	41,466,340	40,362,775	75,541	33,399,985	140,000	(159,540)	73,678,761
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	(1,318,180)	(1,318,180)	—	—	—	—	(1,318,180)
Distribution	—	—	—	(2,902,675)	—	—	(2,902,675)
Net Income	—	—	—	(5,139,171)	—	—	(5,139,171)

Balances - September 30, 2018	40,148,160	39,044,595	75,541	25,358,139	140,000	(159,540)	64,318,735
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(1,782)	—	—	(1,782)
Net Income	—	—	—	(3,742,689)	—	—	(3,742,689)

Balances - September 30, 2019	40,148,160	$39,044,595	$75,541	$21,613,668	140,000	$(159,540)	$60,574,264
(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017

Cash Flows from Operating Activities
Net income (loss)	$(3,742,689)	$(5,139,171)	$8,364,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,766,966	4,732,225	4,629,531
Loss on disposal of fixed assets	3,659	—	1,930
Change in fair value of derivative instruments	(2,236,775)	1,312,338	717,613
Accrued purchase commitment losses	(136,000)	199,000	(69,000)
Lower of cost or net realizable value adjustment	119,050	307,797	169,624
Loss on firm purchase commitments	92,000	212,000	5,000
Noncash patronage equity	(640,599)	(208,273)	(229,975)
Change in operating assets and liabilities:
Accounts receivable, net, primarily related party	(881,070)	1,029,913	(419,911)
Other receivables	—	8,764	56,108
Inventory	3,797,180	4,922,889	(8,604,460)
Prepaid expenses	1,474	(77,610)	24,448
Accounts payable and accrued expenses	(764,456)	(385,323)	(1,560,883)
Net cash provided by operating activities	378,740	6,914,549	3,084,875

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	18,295	—	7,000
Capital expenditures	(743,854)	(947,746)	(1,235,494)
Net cash (used in) investing activities	(725,559)	(947,746)	(1,228,494)

Cash Flows from Financing Activities
Dividends paid	(1,782)	(2,902,675)	(4,977,453)
Unit repurchases	—	(1,318,180)	(681,820)
Debt and capital lease repayments	(2,669)	(2,617)	(2,597)
Net cash (used in) financing activities	(4,451)	(4,223,472)	(5,661,870)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(351,270)	1,743,331	(3,805,489)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	10,873,339	9,130,008	12,935,497
Cash, Cash Equivalents and Restricted Cash - End of Period	$10,522,069	$10,873,339	$9,130,008

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$8,565,038	$4,573,858	$3,223,342
Restricted Cash	$1,957,031	$6,299,481	$5,906,666
Total Cash, Cash Equivalents and Restricted Cash	$10,522,069	$10,873,339	$9,130,008

Supplemental Disclosure of Cash Flow Information
Interest paid	12	3,721	9,355
Noncash Investing and Financing Activities
Units issued in exchange for property	$—	$—	$3,320,000
Capital expenditures in accounts payable	$—	$—	$99,953
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

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

Investment in RPMG

RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We own approximately 5.9% of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer. The Company accounts for the investment in RPMG under the cost method.

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

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of $307,169 and $319,266 at September 30, 2019 and 2018, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

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

Depreciation expense included in cost of goods sold is $4,691,891 for the year ended September 30, 2019, $4,667,388 for the year ended September 30, 2018 and $4,566,505 for the year ended September 30, 2017. Depreciation expense included in general and administrative expenses is $75,075 for the year ended September 30, 2019, $64,837 for the year ended September 30, 2018, and $63,026 for the year ended September 30, 2017.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2019 and 2018 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification 606 ("ASC 606"), “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. Effective October 1, 2018, the Company adopted ASC 606 for all of its contracts using the modified retrospective approach. See note 3.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods.

Effective October 1, 2018 the Company retrospectively adopted ASU No. 2016-18. As a result, net cash used in operating activities for the twelve months ended September 30, 2018 and 2017 were adjusted to exclude the change in restricted cash and deceased the previously reported balances by approximately $393,000 and $3,245,000 respectively. Also the previously reported cash and cash equivalent balances were adjusted to include restricted cash and have increased by approximately $6,299,000 and $5,907,000 for the twelve months ended September 30, 2018 and 2017, respectively.

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

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2019.

2. CONCENTRATIONS

Coal and Natural Gas

In previous years coal was an important input to our manufacturing process. During the second quarter of our 2015 fiscal year we converted the energy source for our ethanol plant to natural gas. As a result, we do not anticipate using coal to fire the ethanol plant in the future and changes in the price or availability of coal will not impact our operations. However, we maintain the equipment necessary to operate the ethanol plant using coal as the fuel source which management believes could benefit us in the future, especially if natural gas prices increase or natural gas is not available at the ethanol plant. The Company signed a sales agreement with Rainbow Gas Company to supply natural gas to the plant through October 2020. The Company's intentions are to run the plant on natural gas and renew the supply agreement with its current natural gas supplier.

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol, DDGS and corn oil. RPMG purchases 100% of the ethanol, DDGS and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 85% of the Company's outstanding trade receivables balance at both September 30, 2019 and 2018. Approximately 93%, 93%, and 97% of revenues are comprised of sales to RPMG for the years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

3. REVENUE

Adoption of ASC 606

Effective October 1, 2018, the Company adopted ASC 606 using the modified retrospective approach for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company's previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. ASC 606 did not impact the Company's presentation of revenue on a gross or net basis. The Company recognizes revenue primarily from sales of ethanol and its related co-products. In addition, there was no impact of adoption on the statement of operations or balance sheet for the twelve months ended September 30, 2019. The Company expects the impact of adopting the new revenue standard to be immaterial to net income on an ongoing basis.

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

Revenue by Source

The following table disaggregates revenue by major source for the three and twelve months ended September 30, 2019 and 2018.

Revenues	For the twelve months ended September 30, 2019 (audited)	For the twelve months ended September 30, 2018 (audited)	For the twelve months ended September 30, 2017 (audited)
Ethanol and E85	$80,552,074	$78,644,383	$89,276,865
Distillers Grains	20,060,802	21,245,053	15,514,789
Syrup	381,301	317,797	214,741
Corn Oil	2,507,184	3,174,360	4,375,039
Other	196,365	195,468	227,925
Total revenue from contracts with customers	$103,697,726	$103,577,061	$109,609,359

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue, and classify such costs as a component of cost of goods sold.

4. DERIVATIVE INSTRUMENTS

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

are included in the results of operations and are classified as revenue and corn derivative changes in fair market value are included in cost of goods sold.

As of:	September 30, 2019				September 30, 2018
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—	bushels	$—	800	4,000,000	bushels	$(319,400)
Corn options	30	150,000	bushels	$(8,875)	2,800	14,000,000	bushels	$(1,926,250)
Total fair value				$(8,875)				$(2,245,650)

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2019 and September 30, 2018:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2019	Asset	Liability
Commodity derivative instruments, at fair value	$—	$8,875
Total derivatives not designated as hedging instruments for accounting purposes	$—	$8,875

Balance Sheet - as of September 30, 2018	Asset	Liability
Commodity derivative instruments, at fair value	$—	$2,245,650
Total derivatives not designated as hedging instruments for accounting purposes	$—	$2,245,650

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2019	Amount of gain (loss) recognized in income during the year ended September 30, 2018	Amount of gain (loss) recognized in income during the year ended September 30, 2017
Corn derivative instruments	Cost of Goods Sold	$4,415,168	$(2,027,322)	$2,111,244
Ethanol derivative instruments	Revenue	—	—	306,180
Soybean oil derivative instruments	Revenue	—	1,800	70,518
Natural gas derivative instruments	Cost of Goods Sold	520	—	10,780
Total		$4,415,688	$(2,025,522)	$2,498,722

5. INVENTORY
Inventory is valued at lower of cost or net realizable value. Inventory values as of September 30, 2019 and September 30, 2018 were as follows:

As of	September 30, 2019	September 30, 2018
Raw materials, including corn, chemicals and supplies	$2,679,126	$6,684,322
Work in process	956,509	738,991
Finished goods, including ethanol and distillers grains	1,459,561	1,405,806
Spare parts	1,867,629	2,141,937
Total inventory	$6,962,825	$10,971,056

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

Lower of cost or net realizable value adjustments for the years ended September 30, 2019, and 2018 and 2017 were as follows:

	For the year ended September 30, 2019	For the year ended September 30, 2018	For the year ended September 30, 2017
Loss on firm purchase commitments	$92,000	$212,000	$5,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	119,050	307,797	169,624
Total loss on lower of cost or market adjustments	$211,050	$519,797	$174,624

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2019 and 2018, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $92,000 and $212,000 for the fiscal years ended September 30, 2019 and 2018, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $119,050 and $307,797 for the fiscal years ended September 30, 2019 and 2018, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or net realizable value adjustment” on the statements of operations.

6. BANK FINANCING

As of	September 30, 2019	September 30, 2018
Capital lease obligations (Note 8)	$252	$2,921
Total Long-Term Debt	252	2,921
Less amounts due within one year	252	2,921
Total Long-Term Debt Less Amounts Due Within One Year	$—	$—
See note 8 for the Company's additional future minimum lease commitments.

On June 30, 2019, we renewed our $10 million revolving loan (the "Revolving Loan") with U.S. Bank National Association ("U.S. Bank"). The principle was lowered to $7 million. The maturity date of the Revolving Loan is May 31, 2020. On October 1, 2019, we terminated our loan with U.S. Bank. Our ability to draw funds on the Revolving Loan was subject to a borrowing base calculation as set forth in the Credit Agreement. At September 30, 2019, we had $6.3 million available on the Revolving Loan, taking into account the borrowing base calculation. We had $0 drawn on the Revolving Loan as of September 30, 2019. The variable interest rate on September 30, 2019 was 3.83%.

The Company's loans were secured by a lien on substantially all of the assets of the Company. As of September 30, 2019, U.S. Bank waived compliance with its debt covenants.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and September 30, 2018, respectively.

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2019	Fair Value as of September 30, 2019	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$8,875	$8,875	$8,875	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2018	Fair Value as of September 30, 2018	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$2,245,650	$2,245,650	$2,245,650	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

8. LEASES

The Company leases equipment under operating and capital leases through July 2023. The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Equipment under operating lease includes a locomotive and rail cars. Rent expense for operating leases was approximately $656,000 for the year ended September 30, 2019, $625,000 for the year ended September 30, 2018 and $637,000 for the year ended September 30, 2017. Equipment under capital leases consists of office equipment and plant equipment.

Equipment under capital leases is as follows at:

As of	September 30, 2019	September 30, 2018
Equipment	$483,488	$483,488
Less accumulated amortization	(162,940)	(141,488)
Net equipment under capital lease	$320,548	$342,000

At September 30, 2019, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the years ending September 30:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

	Operating Leases	Capital Leases
2020	$407,213	$252
2021	348,407	—
2022	296,640	—
2023	128,130	—
Total minimum lease commitments	$1,180,390	252
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of long-term debt on the balance sheet		$252

9. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2019 and 2018, there were 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 treasury units as of September 30, 2019 and 2018, respectively.

Total units authorized are 40,288,160 and 42,373,973 as of September 30, 2019 and 2018.

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

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments

Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2019, the Company had various fixed price contracts for the purchase of approximately 2.2 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $8.19 million related to the 2.2 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

generated by the company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. The Company has paid Bismarck Land Company, LLC $28,315 as of September 30, 2019.

Carbon Capture and Storage Project

The Company has entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company has committed to fund up to $950,000 for this research. The Company has paid $365,415 as of September 30, 2019.

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $136,000, $165,000, and $138,000 to the 401k plan for the years ended September 30, 2019 and 2018, and 2017, respectively.

12. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and our third party marketer, RPMG, Inc. (“RPMG”) whom we have an ownership interest in. Significant related party activity affecting the financial statements is as follows:

		September 30, 2019	September 30, 2018
Balance Sheet
Accounts receivable		$3,695,462	$2,680,445
Accounts Payable		298,638	312,701
Accrued Expenses		41,643	95,704

	For the year ended September 30, 2019	For the year ended September 30, 2018	For the year ended September 30, 2017
Statement of Operations
Revenues	$96,889,681	$98,034,117	$106,405,797
Cost of goods sold	1,045,804	34,753	41,589
General and administrative	216,331	144,496	75,732
Other income /expense	267,111	140,539	247,307

Inventory Purchases	$15,770,447	$23,918,419	$45,202,152

13. SUBSEQUENT EVENTS

On October 1, 2019 the Company terminated it's loan with U.S. Bank. See Note 6.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

14. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

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

The Company anticipates that the results of operations during fiscal 2020 will be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and drought conditions currently being experienced by much of the United States.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2019, 2018 and 2017

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Year Ended September 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,909,136	$26,231,799	$26,302,894	$25,253,895
Gross profit (loss)	1,047,795	(1,021,966)	1,666,581	(2,685,158)
Operating income (loss)	372,910	(1,677,846)	775,279	(3,598,916)
Net income (loss)	402,844	(1,423,308)	817,986	(3,540,211)
Net income (loss) per unit-basic and diluted	0.01	(0.04)	0.02	(0.09)

Year Ended September 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,122,856	$26,366,732	$28,726,715	$22,360,758
Gross profit	(1,699,405)	2,167,320	570,900	(4,174,953)
Operating income (loss)	(2,415,316)	1,382,312	(40,106)	(4,620,217)
Net income (loss)	(1,984,666)	1,422,174	62,259	(4,638,938)
Net income (loss) per unit-basic and diluted	(0.05)	0.03	—	(0.11)

Year Ended September 30, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$30,004,460	$27,074,946	$28,536,654	$23,993,299
Gross profit	2,876,530	189,431	2,403,856	2,077,609
Operating income (loss)	2,185,596	(558,381)	1,838,459	1,699,480
Net income (loss)	2,771,962	(463,068)	1,901,021	4,154,935
Net income per unit-basic and diluted	0.07	(0.01)	0.05	0.10

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Gerald Bachmeier, and Chief Financial Officer ("CFO"), Jodi Johnson, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2019.  Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

As of September 30, 2019, we did not maintain effective monitoring and oversight of controls over the accounts payable process. Specifically, checks issued to corn producers on September 30, 2019 were dated and mailed on October 3, 2019. These errors resulted in adjustments to our financial statements as of and for the year ended September 30, 2019.

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

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2019, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.

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

Remediation of the Material Weakness

The Company is evaluating the material weakness and developing a plan of remediation to strengthen our overall internal control.  The remediation plan will include the following actions:

•	A review and updating of month-end standard operating procedures.

•	Operating procedures will include specific instructions for the payment of invoices that crossover into the following month.

•	An additional step was also added for the CFO to review the posting date of all checks issued the first week after month-end prior to financial statement preparation.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2020 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2019 fiscal year end. This proxy statement is referred to in this report as the "2020 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

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
Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.38	Third Amended and Restated Revolving Credit Note between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.39	Fifth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.5 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.40	CEO Employment Agreement		Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2017 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Red Trail Energy, LLC's Annual Report on Form 10-K for the fiscal year ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2019 and 2018, (ii) Statements of Operations for the fiscal years ended September 30, 2019, 2018 and 2017, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended September 30, 2019, 2018 and 2017, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.

(X) Filed herewith.
(**) Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 20, 2019	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 20, 2019	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 20, 2019	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 20, 2019	/s/ Jodi Johnson
Jodi Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 20, 2019	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 20, 2019	/s/ Anthony Mock
Anthony Mock, Governor

Date:	December 20, 2019	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 20, 2019	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 20, 2019	/s/ Mike Appert
Mike Appert, Governor

Date:	December 20, 2019	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 20, 2019	/s/ William A. Price
William A. Price, Governor