Form 10-Q
period 2019-12-29
RED TRAIL ENERGY, LLC
filed 2020-02-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2019

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 14, 2020, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2019	September 30, 2019
	(Unaudited)
Current Assets
Cash and equivalents	$6,999,650	$8,565,038
Restricted cash - margin account	2,121,853	1,957,031
Accounts receivable,net, primarily related party	4,157,139	3,910,384
Inventory	8,220,612	6,962,825
Prepaid expenses	593,814	109,500
Total current assets	22,093,068	21,504,778

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	8,111,074	8,111,074
Plant and equipment	88,061,649	88,038,476
Construction in progress	1,163,627	455,825
	103,135,342	102,404,367
Less accumulated depreciation	64,290,297	63,092,175
Net property, plant and equipment	38,845,045	39,312,192

Other Assets
Right of use operating lease assets, net	1,304,657	—
Investment in RPMG	605,000	605,000
Patronage equity	4,119,151	4,119,151
Deposits	40,000	40,000
Total other assets	6,068,808	4,764,151

Total Assets	$67,006,921	$65,581,121

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2019	September 30, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$3,674,470	$4,331,521
Accrued expenses	2,498,302	598,209
Commodities derivative instruments, at fair value (see note 3)	40,865	8,875
Accrued loss on firm purchase commitments (see notes 4 and 8)	144,000	68,000
Current maturities of notes payable	4,483	252
Current portion of operating leases	390,454	—
Total current liabilities	6,752,574	5,006,857

Commitments and Contingencies (Notes 4, 5, 7 and 8)
Long-Term Liabilities
Notes payable	17,793	—
Long-term operating lease liabilities	914,203	—
Total long-term liabilities	931,996	—

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	59,322,351	60,574,264

Total Liabilities and Members’ Equity	$67,006,921	$65,581,121

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$26,340,913	$25,909,136

Cost of Goods Sold
Cost of goods sold	26,740,778	24,856,341
Lower of cost or net realizable value adjustment	22,705	—
Loss on firm purchase commitments	76,000	5,000
Total Cost of Goods Sold	26,839,483	24,861,341

Gross Profit (Loss)	(498,570)	1,047,795

General and Administrative Expenses	799,505	674,885

Operating Income (Loss)	(1,298,075)	372,910

Other Income (Expense)
Interest income	39,277	27,443
Other income, net	6,976	2,496
Interest expense	(91)	(5)
Total other income, net	46,162	29,934

Net Income (Loss)	$(1,251,913)	$402,844

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160

Diluted	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$(0.03)	$0.01

Diluted	$(0.03)	$0.01

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities
Net income (loss)	$(1,251,913)	$402,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,198,122	1,189,514
Loss on disposal of fixed assets		13,254
Change in fair value of derivative instruments	31,990	(2,123,150)
Lower of cost of net realizable value adjustment	22,705	—
Loss on firm purchase commitments	76,000	5,000
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	(246,755)	(231,671)
Inventory	(1,356,492)	141,450
Prepaid expenses	(484,314)	(228,582)
Accounts payable	(657,051)	20,831
Accrued expenses	1,900,093	(371,472)
Accrued loss on firm purchase commitments	76,000	5,000
Net cash used in operating activities	(691,615)	(1,176,982)

Cash Flows from Investing Activities
Capital expenditures	(707,802)	(80,306)
Net cash used in investing activities	(707,802)	(80,306)

Cash Flows from Financing Activities
Payments on notes payable	(1,149)	(657)
Net cash used in financing activities	(1,149)	(657)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,400,566)	(1,257,945)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	10,522,069	10,873,339
Cash, Cash Equivalents and Restricted Cash - End of Period	$9,121,503	$9,615,394

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$6,999,650	$3,370,561
Restricted cash	2,121,853	6,244,833
Total Cash, Cash Equivalents and Restricted Cash	$9,121,503	$9,615,394

Supplemental Disclosure of Cash Flow Information
Interest paid	$91	$5
Noncash Investing and Financing Activities
Finance lease asset acquired	23,173	—
Capital expenditures in accounts payable	$—	$10,176

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2019, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2020.

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

Lease Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (topic 842)" which requires a lessee to recognize a right to use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019

fiscal years beginning after December 15, 2018, included interim periods within those years with early adoption permitted. Effective October 1, 2019 the Company adopted ASU No. 2016-02 using the modified retrospective approach. See note 7 for current operating and financing lease commitments.

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

Revenue by Source

The following table disaggregates revenue by major source for the three months ended December 31, 2019 and 2018.

Revenues	For the three months ended December 31, 2019 (unaudited)	For the three months ended December 31, 2018 (unaudited)
Ethanol and E85	$20,420,028	$19,539,168
Distillers Grains	4,814,637	5,616,777
Syrup	92,359	92,009
Corn Oil	965,372	605,140
Other	48,517	56,042
Total revenue from contracts with customers	$26,340,913	$25,909,136

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
FOR THE PERIOD ENDED DECEMBER 31, 2019

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

As of:	December 31, 2019 (unaudited)				September 30, 2019
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	10	50,000	bushels	$4,625	—	—	bushels	$—
Corn options	270	1,350,000	bushels	$(30,750)	30	150,000	bushels	$(8,875)
Natural gas futures	35	350,000	dk	$(6,900)	—	—	dk	$—
Natural gas options	7	70,000	dk	$(7,840)	—	—	dk	$—
Total fair value				$(40,865)				$(8,875)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2019 and September 30, 2019:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2019 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$40,865
Total derivatives not designated as hedging instruments for accounting purposes	$—	$40,865

Balance Sheet - as of September 30, 2019	Asset	Liability
Commodity derivative instruments, at fair value	$—	$8,875
Total derivatives not designated as hedging instruments for accounting purposes	$—	$8,875

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended December 31, 2019 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2018 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$104,683	$2,068,502
Natural gas derivative instruments	Cost of Goods Sold	(27,850)	—
Total		$76,833	$2,068,502

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of December 31, 2019 and September 30, 2019 were as follows:

As of	December 31, 2019 (unaudited)	September 30, 2019
Raw materials, including corn, chemicals and supplies	$4,249,606	$2,679,126
Work in process	877,881	956,509
Finished goods, including ethanol and distillers grains	1,150,551	1,459,561
Spare parts	1,942,574	1,867,629
Total inventory	$8,220,612	$6,962,825

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019

Lower of cost or net realizable value adjustments for the three months ended December 31, 2019 and 2018 were as follows:

	For the three months ended December 31, 2019 (unaudited)	For the three months ended December 31, 2018 (unaudited)
Loss on firm purchase commitments	$76,000	$5,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$22,705	$—
Total loss on lower of cost or net realizable value adjustments	$98,705	$5,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2019, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has a $76,000 estimated loss on firm purchase commitments for the three months ended December 31, 2019. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

On October 1, 2019, we terminated our $7 million Revolving Loan with U.S. Bank National Association ("U.S. Bank"). The maturity date of the Revolving Loan was May 31, 2020. Our ability to draw funds on the Revolving Loan was subject to a borrowing base calculation as set forth in the Credit Agreement.

On January 22, 2020 we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). The Revolving Loan replaced a similar revolving loan we had with U.S. Bank National Association. The maturity date of the Revolving Loan is January 21, 2021. The variable interest rate on December 31, 2019 will be 3.55%.

On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone. The maturity date of the Construction Loan is June 1, 2021. The variable interest rate on December 31, 2019 will be 3.55%.

The Company's loans are secured by a lien on substantially all of the assets of the Company.

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2019 (unaudited)	Fair Value as of December 31, 2019 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$40,865	$40,865	$40,865	$—	$—
Total	$40,865	$40,865	$40,865	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2019	Fair Value as of September 30, 2019	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$8,875	$8,875	$8,875	$—	$—
Total	$8,875	$8,875	$8,875	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

Effective October 1, 2019, the Company adopted the provisions of ASU No. 2016-02, "Leases (topic 842)" using the modified retrospective approach which applies the provisions of ASU No. 2016-02 upon adoption, with no change to prior periods. This adoption resulted in the Company recognizing initial right of use assets and lease liabilities of $1,418,000. The adoption did not have a significant impact on the Company's statement of operations.

Upon the initial adoption of ASU No. 2016-02, the Company elected the following practical expedients allowable under the guidance: not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases; not to reassess initial direct costs for any existing leases; not to separately identify lease and nonlease components; and not to evaluate historical land easements. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASU No. 2016-02 to only long-term (greater than 1 year) leases.

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2019, the Company's estimated discount rate was 3.55%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's leases have remaining lease terms of approximately 1 year to 4 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At December 31, 2019 the weighted average remaining lease term is 3.5 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $205,000 and $161,000 for the three months ended December 31, 2019 and 2018, respectively.

Equipment under financing leases consists of office equipment and plant equipment. Equipment under financing leases is as follows at:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019

As of	December 31, 2019	September 30, 2019
Equipment	$506,661	$483,488
Less accumulated amortization	(168,613)	(162,940)
Net equipment under financing lease	$338,048	$320,548

At December 31, 2019, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 month periods ending December 31:

	Operating Leases	Financing Leases
2020	$390,454	$4,483
2021	350,349	4,517
2022	326,349	4,551
2023	215,493	4,585
2024	22,012	4,140
Thereafter	—	—
Total minimum lease commitments	$1,304,657	22,276
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$22,276

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2019, the Company had various fixed price contracts for the purchase of approximately 1.3 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $4.7 million related to the 1.3 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. The Company has paid Bismarck Land Company, LLC $28,315 as of December 31, 2019.

Carbon Capture and Storage Project

The Company has entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company has committed to fund up to $950,000 for this research. The Company has paid $612,140 as of December 31, 2019.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	December 31, 2019 (unaudited)	September 30, 2019
Balance Sheet
Accounts receivable	$3,757,314	$3,695,462
Accounts Payable	6,825	298,638
Accrued Expenses	580,975	41,643

	For the three months ended December 31, 2019 (unaudited)	For the three months ended December 31, 2018 (unaudited)
Statement of Operations
Revenues	$24,561,170	$24,188,143
Cost of goods sold	602,869	14,104
General and administrative	41,304	30,910
Inventory Purchases	$2,671,939	$3,703,065

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016 which were lower than the statutory requirements in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019 and 2020 RFS final rules.

The Company anticipates that the results of operations during the remainder of fiscal year 2020 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets and demand for corn from the ethanol industry.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019

11. MEMBER'S EQUITY

Changes in member's equity for the fiscal year ended September 30, 2019 and the three months ended December 31, 2019.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2018	$39,044,595	$75,541	$25,358,139	$(159,540)	$64,318,735
Net income (loss)	—	—	402,844	—	402,844
Balances - December 31, 2018	39,044,595	75,541	25,760,983	(159,540)	64,721,579
Distribution	—	—	(1,782)	—	(1,782)
Net income	—	—	(1,423,308)	—	(1,423,308)
Balances - March 31, 2019	$39,044,595	$75,541	$24,335,893	$(159,540)	$63,296,489
Net income	—	—	817,986	—	817,986
Balances - June 30, 2019	$39,044,595	$75,541	$25,153,879	$(159,540)	$64,114,475
Net income			$(3,540,211)		$(3,540,211)
Balances - September 30, 2019	$39,044,595	$75,541	$21,613,668	$(159,540)	$60,574,264

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2019	$39,044,595	$75,541	$21,613,668	$(159,540)	$60,574,264
Net income (loss)	—	—	(1,251,913)	—	(1,251,913)
Balances December 31, 2019	39,044,595	75,541	20,361,755	(159,540)	59,322,351

12. SUBSEQUENT EVENTS

On January 22, 2020 the Company entered into a new revolving loan and new construction loan with Cornerstone Bank. See Note 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2019, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

On January 22, 2020, following the end of our quarter ended December 31, 2019, we entered into two loans with Cornerstone Bank ("Cornerstone"). We entered into a $10,000,000 revolving line of credit (the "Revolving Loan") and a $7,000,000 construction line of credit (the "Construction Loan") for our carbon dioxide capture and storage project. The details of these loans are described in more detail below in the section entitled "Capital Resources."

Results of Operations for the Three Months Ended December 31, 2019 and 2018

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019 (Unaudited)		Three Months Ended December 31, 2018 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$26,340,913	100.00	$25,909,136	100.00
Cost of Goods Sold	26,839,483	101.89	24,861,341	95.96
Gross Profit (Loss)	(498,570)	(1.89)	1,047,795	4.04
General and Administrative Expenses	799,505	3.04	674,885	2.60
Operating Income (Loss)	(1,298,075)	(4.93)	372,910	1.44
Other Income, net	46,162	0.18	29,934	0.12
Net Income (Loss)	$(1,251,913)	(4.75)	$402,844	1.55

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31, 2019 (unaudited)	Three Months Ended December 31, 2018 (unaudited)
Production:
Ethanol sold (gallons)	15,014,837	16,629,602
Dried distillers grains sold (tons)	22,889	28,115
Modified distillers grains sold (tons)	30,293	34,024
Corn oil sold (pounds)	3,834,090	2,700,300
Revenues:
Ethanol average price per gallon (net of hedging)	$1.36	$1.18
Dried distillers grains average price per ton	129.90	136.95
Modified distillers grains average price per ton	60.79	51.92
Corn oil average price per pound	0.25	0.22
Primary Inputs:
Corn ground (bushels)	5,330,858	6,040,959
Natural gas (MMBtu)	357,329	432,265
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.53	$3.20
Natural gas average price per MMBtu (net of hedging)	2.30	2.84
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.091	$0.108
Denaturant cost	0.036	0.037
Electricity cost	0.050	0.046
Direct labor cost	0.072	0.061

Revenue

Our revenue was greater in the first quarter of our 2020 fiscal year compared to the same period of our 2019 fiscal year due to increased prices for our products, partially offset by decreased sales of our products during the 2020 period. During the first quarter of our 2020 fiscal year, approximately 79.3% of our total revenue was derived from ethanol sales, approximately 18.2% was from distillers grains sales and approximately 1.9% was from corn oil sales. During the first quarter of our 2019 fiscal year, approximately 76.2% of our total revenue was derived from ethanol sales, approximately 20.5% was from distillers grains sales and approximately 2.8% was from corn oil sales.

Ethanol

The average price we received for our ethanol was higher during the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year. Management attributes the increase in the price we received for our ethanol during the first quarter of our 2020 fiscal year to decreased demand reductions from small refinery exemptions from the RFS along with higher corn prices which typically results in higher ethanol prices. In addition, ethanol exports have supported domestic ethanol prices, however, export demand is more volatile than domestic demand which can result in additional volatility. If ethanol export demand slows in the future, it could negatively impact ethanol demand, especially due to increased production capacity in the United States. Management anticipates that ethanol prices will remain at current levels unless domestic ethanol demand increases. Management believes that domestic ethanol demand will only increase through increased usage of higher level blends of ethanol, such as E15, used in the United States. During 2019, the Trump administration passed rules which allow the year-round use of E15. Management believes that this may lead the way for increased domestic availability of E15 which could lead to increased domestic demand, especially if ethanol prices are lower compared to the price of gasoline.

We sold fewer gallons of ethanol during the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year. Management attributes this decreased production to slower production rates during the beginning of the quarter due to lower new crop corn availability from our producers. Management anticipates that our ethanol production and sales will be comparable during the rest of our 2020 fiscal year compared to our 2019 fiscal year provided we do not encounter any plant production issues which prevent us from operating at capacity during our 2020 fiscal year.

From time to time we enter into forward sales contracts for our products. At December 31, 2019, we had no open ethanol futures contracts. We also had no ethanol futures contracts for the first quarter of our 2020 fiscal year.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average price we received for our modified distillers grains were higher during the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year due to higher corn prices which impacted local demand for modified distillers grains. The average price we received for our dried distillers grains were lower during the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year due to lower export demand. Management anticipates distillers grains prices will be higher for the rest of our 2020 fiscal year due to anticipated increases in export demand from China provided recent tariff negotiations between the United States and China continue.

We produced and sold fewer total tons of distillers grains during the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year due to decreased overall production during the first quarter of our 2020 fiscal year. Management anticipates relatively consistent distillers grains production going forward provided we can maintain favorable operating margins.

Corn Oil

The total pounds of corn oil we sold was significantly greater during the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year due to improved corn oil yields which increased the amount of corn oil we have available to sell. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2020 fiscal year. The average price we received for our corn oil during the first quarter of our 2020 fiscal year was approximately 13.6% greater compared to the first quarter of our 2019 fiscal year due to increased biodiesel demand. Recently, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry which has resulted in increased demand for corn oil which is frequently used as a feedstock to produce biodiesel.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the first quarter of our 2020 fiscal year as compared to the first quarter of our 2019 fiscal year due primarily to increased corn costs per bushel during the 2020 period.

Corn Costs

Our cost of goods sold related to corn was greater for the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year due to higher corn costs per bushel, without taking derivative instrument positions into account, partially offset by decreased corn consumption. We also had an adjustment to our cost of goods sold based on forward purchase contracts we had in place during the 2020 period. For the first quarter of our 2020 fiscal year, we used approximately 11.8% fewer bushels of corn compared to the first quarter of our 2019 fiscal year due to decreased production at the plant. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 10.3% greater for the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year due to higher market corn prices and less favorable basis during the 2020 period. In addition, during the first quarter of our 2020 fiscal year, we had a realized gain of approximately $105,000 for our corn derivative instruments which decreased our cost of goods sold related to corn. For the first quarter of our 2019 fiscal year, we had a realized gain of approximately $2.1 million for our corn derivative instruments which decreased our cost of goods sold related to corn. Management anticipates comparable corn prices during the rest of our 2020 fiscal year unless unfavorable weather conditions and late planting negatively impact the 2020 growing season which could result in higher corn prices. In addition, if China reenters the market if trade disputes between China and the United States are resolved, this may lead to additional demand for corn which may increase local prices.

Natural Gas Costs

We consumed approximately 17.3% less MMBtu of natural gas during the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year, due to decreased production during the 2020 period. Our average cost per MMBtu of natural gas was approximately 19.0% less during the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year due to plentiful natural gas supply.

General and Administrative Expenses

Our general and administrative expenses were greater for the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year primarily due to increased labor and consulting costs during the 2020 period.

Other Income/Expense

We had more interest income during the first quarter of our 2020 fiscal year compared to the first quarter of our 2019 fiscal year due to having more cash on hand during our 2020 fiscal year.

Changes in Financial Condition for the Three Months Ended December 31, 2019

Current Assets. We had less cash and equivalents at December 31, 2019 compared to September 30, 2019 primarily due to the timing of our quarter end compared to when we received payments from our marketer. We had more restricted cash at December 31, 2019 compared to September 30, 2019 because we had more cash in our margin account associated with our hedging transactions. Due to the timing of payments from our marketers, we had more accounts receivable at December 31, 2019 compared to September 30, 2019. We had more inventory on hand at December 31, 2019 compared to September 30, 2019 due primarily to having more corn and ethanol inventory at December 31, 2019.

Property, Plant and Equipment. The value of our property, plant and equipment was lower at December 31, 2019 compared to September 30, 2019 due to the regular depreciation of our assets partially offset by capital projects which were underway during our first quarter of 2020.

Current Liabilities. Our accounts payable were lower at December 31, 2019 compared to September 30, 2019 due to having more deferred corn payments at December 31, 2019. Our accrued expenses were higher at December 31, 2019 compared to September 30, 2019 because we had more deferred payments for corn deliveries at December 31, 2019 compared to September 30, 2019. We also had a larger accrued loss on our deferred corn purchase commitments at December 31, 2019 compared to September 30, 2019.

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

The following table shows cash flows for the three months ended December 31, 2019 and 2018:

	December 31, 2019 (unaudited)	December 31, 2018 (unaudited)
Net cash (used in) operating activities	$(691,615)	$(1,176,982)
Net cash (used in) investing activities	(707,802)	(80,306)
Net cash (used in) financing activities	(1,149)	(657)
Net decrease in cash	$(1,400,566)	$(1,257,945)
Cash, cash equivalents and restricted cash, end of period	$9,121,503	$9,615,394

Cash Flow from Operations

Our operations provided less cash during the three months ended December 31, 2019 compared to the same period of our 2019 fiscal year due to decreased net income along with changes in our derivative instrument positions and inventory which resulted in less cash being generated by our operations.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the three months ended December 31, 2019 compared to the same period of our 2019 fiscal year. During the 2019 period, our primary capital expenditures were for our Carbon Capture and Storage Project research.

Cash Flow from Financing Activities

We used more cash for financing activities during the three months ended December 31, 2019 compared to the three months ended December 31, 2019 due to a new copier financing lease.

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

Capital Expenditures

The Company had approximately $1.2 million in construction in progress as of December 31, 2019 primarily relating to the carbon capture and storage project research.

Capital Resources

Revolving Loan

On January 22, 2020, we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan is January 21, 2021. The Revolving Loan is secured by a lien on all of our assets.

Construction Loan

On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The maturity date of the Construction Loan is June 1, 2021. The Construction Loan is secured by a lien on all of our assets.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There has been no significant change in our critical accounting estimates since the end of our 2019 fiscal year. Effective October 1, 2019 the Company adopted ASU No. 2016-02 using the modified retrospective approach. Effective October 1, 2018, the Company has adopted ASC 606 using the modified retrospective approach for all of its contracts. The Company also retrospectively adopted ASU No. 2016-18 on October 1, 2018.

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

As of December 31, 2019, we had fixed corn purchase contracts for approximately 1.30 million bushels of corn and we had corn futures and option contracts for approximately 1.40 million bushels of corn.  As of December 31, 2019 we had an unrealized gain of approximately $26,000 related to our corn futures and option contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of December 31, 2019, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(7,668,000)
Corn	22,821,000	Bushels	10%	$(7,069,000)
Natural gas	1,664,000	MMBtu	10%	$(96,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended December 31, 2019, the Company worked to remediate a material weakness identified at the end of the Company's 2019 fiscal year by: (a) performing a review and updating month-end standard operating procedures; (b) assuring operating procedures will include specific instructions for the payment of invoices that crossover into the following month; and (c) providing an additional step for the CFO to review the posting date of all checks issued the first week after month-end prior to financial statement preparation.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibits
10.1	Cornerstone $10,000,000 Promissory Note between Cornerstone Bank and Red Trail Energy, LLC dated January 22, 2020.*
10.2	Cornerstone $7,000,000 Promissory Note between Cornerstone Bank and Red Trail Energy, LLC dated January 22, 2020.*
10.3	Commercial Security Agreement between Cornerstone Bank and Red Trail Energy, LLC dated January 22, 2020.*
10.4	Business Loan Agreement between Cornerstone Bank and Red Trail Energy, LLC dated January 22, 2020.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2019 and September 30, 2019, (ii) Statements of Operations for the three months ended December 31, 2019 and 2018, (iii) Statements of Cash Flows for the three months ended December 31, 2019 and 2018, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 14, 2020	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2020	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)