Form 10-Q
period 2020-03-31
RED TRAIL ENERGY, LLC
filed 2020-05-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 15, 2020, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2020	September 30, 2019
	(Unaudited)
Current Assets
Cash and equivalents	$8,011,855	$8,565,038
Restricted cash - margin account	2,172,675	1,957,031
Accounts receivable, net, primarily related party	2,021,967	3,910,384
Inventory	7,819,719	6,962,825
Prepaid expenses	551,807	109,500
Total current assets	20,578,023	21,504,778

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	8,111,074	8,111,074
Plant and equipment	88,116,764	88,038,476
Construction in progress	1,559,340	455,825
	103,586,170	102,404,367
Less accumulated depreciation	65,490,742	63,092,175
Net property, plant and equipment	38,095,428	39,312,192

Other Assets
Right of use operating lease assets, net	1,195,535	—
Investment in RPMG	605,000	605,000
Patronage equity	4,119,151	4,119,151
Deposits	40,000	40,000
Total other assets	5,959,686	4,764,151

Total Assets	$64,633,137	$65,581,121

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2020	September 30, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$1,584,975	$4,331,521
Accrued expenses	5,084,023	598,209
Commodities derivative instruments, at fair value (see note 3)	493,088	8,875
Accrued loss on firm purchase commitments (see notes 4 and 8)	168,000	68,000
Current maturities of notes payable	4,491	252
Current portion of operating leases	376,511	—
Total current liabilities	7,711,088	5,006,857

Long-Term Liabilities
Notes payable	16,668	—
Long-term operating lease liabilities	819,024	—
Total long-term liabilities	835,692	—
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	56,086,357	60,574,264

Total Liabilities and Members’ Equity	$64,633,137	$65,581,121

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$23,638,144	$26,231,799	$49,979,057	$52,140,936

Cost of Goods Sold
Cost of goods sold	25,765,259	27,253,765	52,506,038	52,110,107
Lower of cost or net realizable value adjustment	218,589	—	241,294	—
Loss on firm purchase commitments	24,000	—	100,000	5,000
Total Cost of Goods Sold	26,007,848	27,253,765	52,847,332	52,115,107

Gross Profit (Loss)	(2,369,704)	(1,021,966)	(2,868,275)	25,829

General and Administrative Expenses	1,024,464	655,880	1,823,968	1,330,765

Operating Income (Loss)	(3,394,168)	(1,677,846)	(4,692,243)	(1,304,936)

Other Income (Expense)
Interest income	29,112	7,318	68,389	34,761
Other income, net	129,103	247,224	136,079	249,720
Interest expense	(41)	(4)	(132)	(9)
Total other income, net	158,174	254,538	204,336	284,472

Net Income (Loss)	$(3,235,994)	$(1,423,308)	$(4,487,907)	$(1,020,464)

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$(0.08)	$(0.04)	$(0.11)	$(0.03)

Diluted	$(0.08)	$(0.04)	$(0.11)	$(0.03)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities
Net income (loss)	$(4,487,907)	$(1,020,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,398,567	2,381,386
Loss on disposal of fixed assets	—	7,094
Change in fair value of derivative instruments	484,213	37,550
Lower of cost of net realizable value adjustment	241,294	—
Loss on firm purchase commitments	100,000	5,000
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	1,888,417	(627,932)
Inventory	(1,198,188)	3,692,011
Prepaid expenses	(442,306)	(172,860)
Accounts payable	(2,768,920)	(2,449,478)
Accrued expenses	4,485,814	2,649,394
Accrued loss on firm purchase commitments	100,000	(193,000)
Net cash provided by operating activities	800,984	4,308,701

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	6,160
Capital expenditures	(1,136,257)	(352,482)
Net cash used in investing activities	(1,136,257)	(346,322)

Cash Flows from Financing Activities
Dividends paid	—	(1,782)
Debt repayments	(2,266)	(1,316)
Net cash used in financing activities	(2,266)	(3,098)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(337,539)	3,959,281
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	10,522,069	10,873,339
Cash, Cash Equivalents and Restricted Cash - End of Period	$10,184,530	$14,832,620

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$8,011,855	$3,959,281
Restricted cash	2,172,675	10,873,339
Total Cash, Cash Equivalents and Restricted Cash	$10,184,530	$14,832,620

Supplemental Disclosure of Cash Flow Information
Interest paid	$132	$9
Noncash Investing and Financing Activities
Finance lease asset acquired	23,173	—
Capital expenditures in accounts payable	$22,373	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2020

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
FOR THE PERIOD ENDED MARCH 31, 2020

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

Revenue by Source

The following table disaggregates revenue by major source for the three and six months ended March 31, 2020 and 2019.

Revenues	For the three months ended March 31, 2020 (unaudited)	For the three months ended March 31, 2019 (unaudited)	For the six months ended March 31, 2020 (unaudited)	For the six months ended March 31, 2019 (unaudited)
Ethanol and E85	$17,681,007	$20,115,563	$38,101,035	$39,654,732
Distillers Grains	4,915,655	5,291,939	9,730,292	10,908,715
Syrup	101,711	102,001	194,070	194,010
Corn Oil	892,664	688,004	1,858,036	1,293,145
Other	47,107	34,292	95,624	90,334
Total revenue from contracts with customers	$23,638,144	$26,231,799	$49,979,057	$52,140,936

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
FOR THE PERIOD ENDED MARCH 31, 2020

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

As of:	March 31, 2020 (unaudited)				September 30, 2019
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	70	350,000	bushels	$(45,875)	—	—	bushels	$—
Corn options	360	1,800,000	bushels	$(456,937)	30	150,000	bushels	$(8,875)
Soybean oil options	8	4,800	gal	$(24)	—	—	gal	$—
Ethanol futures	29	1,218,000	gal	$9,748	—	—	gal	$—
Total fair value				$(493,088)				$(8,875)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2020 and September 30, 2019:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2020 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value		$493,088
Total derivatives not designated as hedging instruments for accounting purposes	$—	$493,088

Balance Sheet - as of September 30, 2019	Asset	Liability
Commodity derivative instruments, at fair value	$—	$8,875
Total derivatives not designated as hedging instruments for accounting purposes	$—	$8,875

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended March 31, 2020 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2019 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2020 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2019 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(372,856)	$(1,186,069)	$(268,174)	$(882,433)
Ethanol derivative instruments	Revenue	25,464	—	25,464	—
Natural gas derivative instruments	Cost of Goods Sold	(4,010)	—	(31,860)	—
Total		$(351,402)	$(1,186,069)	$(274,570)	$(882,433)

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2020

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of March 31, 2020 and September 30, 2019 were as follows:

As of	March 31, 2020 (unaudited)	September 30, 2019
Raw materials, including corn, chemicals and supplies	$4,620,285	$2,679,126
Work in process	756,567	956,509
Finished goods, including ethanol and distillers grains	473,740	1,459,561
Spare parts	1,969,127	1,867,629
Total inventory	$7,819,719	$6,962,825

Lower of cost or net realizable value adjustments for the three and six months ended March 31, 2020 and 2019 were as follows:

	For the three months ended March 31, 2020 (unaudited)	For the three months ended March 31, 2019 (unaudited)	For the six months ended March 31, 2020 (unaudited)	For the six months ended March 31, 2019 (unaudited)
Loss on firm purchase commitments	$24,000	$—	$100,000	$5,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$218,589	$—	$241,294	$—
Total loss on lower of cost or net realizable value adjustments	$242,589	$—	$341,294	$5,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2020, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has a $100,000 estimated loss on firm purchase commitments for the six months ended March 31, 2020. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

On October 1, 2019, we terminated our $7 million Revolving Loan with U.S. Bank National Association ("U.S. Bank"). The maturity date of the Revolving Loan was May 31, 2020. Our ability to draw funds on the Revolving Loan was subject to a borrowing base calculation as set forth in the Credit Agreement.

On January 22, 2020 we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). The Revolving Loan replaced a similar revolving loan we had with U.S. Bank National Association. The maturity date of the Revolving Loan is January 21, 2021. At March 31, 2020, we had $10 million available on the Revolving Loan. The variable interest rate on March 31, 2020 was 3.55%.

On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone. The maturity date of the Construction Loan is June 1, 2021. At March 31, 2020, we had $7 million available on the Construction Loan. The variable interest rate on March 31, 2020 was 3.55%

The Company's loans are secured by a lien on substantially all of the assets of the Company.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2020

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019, respectively.

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2020 (unaudited)	Fair Value as of March 31, 2020 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$493,088	$493,088	$493,088	$—	$—
Total	$493,088	$493,088	$493,088	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2019	Fair Value as of September 30, 2019	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$8,875	$8,875	$8,875	$—	$—
Total	$8,875	$8,875	$8,875	$—	$—

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

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the six months ended March 31, 2020, the Company's estimated discount rate was 3.55%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's leases have remaining lease terms of approximately 1 year to 4 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At March 31, 2020 the weighted average remaining lease term is 3 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $175,000 and $156,000 for the three months ended March 31, 2020 and 2019, respectively, and $380,500 and $317,000 for the six months ended March 31, 2020 and 2019, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2020

Equipment under financing leases consists of office equipment and plant equipment. Equipment under financing leases is as follows at:

As of	March 31, 2020	September 30, 2019
Equipment	$506,661	$483,488
Less accumulated amortization	(174,472)	(162,940)
Net equipment under financing lease	$332,189	$320,548

At March 31, 2020, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the 12 month periods ending March 31:

	Operating Leases	Financing Leases
2020	$376,511	$4,491
2021	335,776	4,525
2022	321,165	4,559
2023	162,083	4,594
2024	—	2,990
Thereafter	—	—
Total minimum lease commitments	$1,195,535	21,159
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$21,159

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2020, the Company had various fixed price contracts for the purchase of approximately 0.5 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $1.7 million related to the 0.5 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. The Company has paid Bismarck Land Company, LLC $28,315 as of March 31, 2020.

Carbon Capture and Storage Project

The Company has entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company has committed to fund up to $950,000 for this research. The Company has paid $780,522 as of March 31, 2020.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	March 31, 2020 (unaudited)	September 30, 2019
Balance Sheet
Accounts receivable	$1,403,149	$3,695,462
Accounts payable	185,542	298,638
Accrued expenses	3,585,053	41,643

	For the three months ended March 31, 2020 (unaudited)	For the three months ended March 31, 2019 (unaudited)	For the six months ended March 31, 2020 (unaudited)	For the six months ended March 31, 2019 (unaudited)
Statement of Operations
Revenues	$21,133,682	$23,788,432	$45,694,852	$47,976,575
Cost of goods sold	688,838	—	1,291,707	14,104
General and administrative	33,854	55,684	75,158	86,594
Other income	119,825	267,111	119,825	267,111

Inventory Purchases	$5,730,635	$3,245,390	$8,402,574	$6,948,455

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

The Company has certain risks and uncertainties that it experiences during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States. Corn for the production process is supplied to the Plant primarily from local agricultural producers and from purchases on the open market. The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol and distillers grains and by the cost at which it is able to purchase corn for operations. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2020

The Company anticipates that the results of operations during the remainder of fiscal year 2020 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and decreased ethanol demand due to travel restrictions during the COVID-19 pandemic.

11. MEMBER'S EQUITY

Changes in member's equity for the six months ended March 31, 2020 and 2019.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2019	$39,044,595	$75,541	$21,613,668	$(159,540)	$60,574,264
Net income (loss)	—	—	(1,251,913)	—	(1,251,913)
Balances December 31, 2019	39,044,595	75,541	20,361,755	(159,540)	59,322,351
Distribution	—	—	—	—	—
Net income (loss)	—	—	(3,235,994)	—	(3,235,994)
Balances - March 31, 2020	$39,044,595	$75,541	$17,125,761	$(159,540)	$56,086,357

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2018	$39,044,595	$75,541	$25,358,139	$(159,540)	$64,318,735
Net income	—	—	402,844	—	402,844
Balances - December 31, 2018	39,044,595	75,541	25,760,983	(159,540)	64,721,579
Distribution	—	—	(1,782)	—	(1,782)
Net income (loss)	—	—	(1,423,308)	—	(1,423,308)
Balances - March 31, 2019	$39,044,595	$75,541	$24,335,893	$(159,540)	$63,296,489

12. SUBSEQUENT EVENTS

The COVID-19 outbreak in the United States has resulted in decreased fuel grade ethanol demand and prices due to travel restrictions which resulted in significantly lower fuel demand. While the disruption is currently expected to be temporary, Management anticipates that fuel grade ethanol demand and prices will remain low for the foreseeable future as we continue to face market disruptions. The Company expects this matter to negatively impact its operating results however, the related financial impact and duration cannot be reasonably estimated at this time. The Company has taken steps to mitigate the negative impact of lower fuel grade ethanol demand and price by selling industrial grade ethanol. The Company began selling industrial grade ethanol in April 2020.

On April 6, 2020 the Company applied for the Paycheck Protection Program through Cornerstone Bank. On April 16, 2020, the Company received a PPP loan for $873,400.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2020, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;

•	Small refinery exemptions from the RFS granted by the EPA;

•	Reduced gasoline demand due to the COVID-19 pandemic;

•	Lower oil prices which result in lower ethanol prices;

•	Negative operating margins which result from lower ethanol prices;

•	Lower distillers grains prices which result from the Chinese anti-dumping and countervailing duty tariffs;

•	Lower ethanol prices due to the Chinese ethanol tariff and the Brazilian ethanol tariff;

•	Logistics difficulties preventing us from delivering our products to our customers;

•	Fluctuations in the price and market for ethanol, distillers grains and corn oil;

•	Availability and costs of products and raw materials, particularly corn and natural gas;

•	Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;

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

On January 22, 2020 we entered into two loans with Cornerstone Bank ("Cornerstone"). We entered into a $10,000,000 revolving line of credit (the "Revolving Loan") and a $7,000,000 construction line of credit (the "Construction Loan") for our carbon dioxide capture and storage project. The details of these loans are described in more detail below in the section entitled "Capital Resources."

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020 (Unaudited)		Three Months Ended March 31, 2019 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$23,638,144	100.00	$26,231,799	100.00
Cost of Goods Sold	26,007,848	110.02	27,253,765	103.90
Gross Profit (Loss)	(2,369,704)	(10.02)	(1,021,966)	(3.90)
General and Administrative Expenses	1,024,464	4.33	655,880	2.50
Operating Income (Loss)	(3,394,168)	(14.36)	(1,677,846)	(6.40)
Other Income, net	158,174	0.67	254,538	0.97
Net Income (Loss)	$(3,235,994)	(13.69)	$(1,423,308)	(5.43)

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020 (unaudited)	Three Months Ended March 31, 2019 (unaudited)
Production:
Ethanol sold (gallons)	17,025,053	15,834,210
Dried distillers grains sold (tons)	17,211	19,307
Modified distillers grains sold (tons)	40,270	46,660
Corn oil sold (pounds)	3,955,060	2,853,980
Revenues:
Ethanol average price per gallon (net of hedging)	$1.04	$1.27
Dried distillers grains average price per ton	137.59	148.84
Modified distillers grains average price per ton	63.26	51.83
Corn oil average price per pound	0.23	0.24
Primary Inputs:
Corn ground (bushels)	5,962,768	5,910,079
Natural gas (MMBtu)	368,997	421,620
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.06	$3.30
Natural gas average price per MMBtu (net of hedging)	2.20	2.84
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.063	$0.076
Denaturant cost	0.033	0.031
Electricity cost	0.045	0.048
Direct labor cost	0.056	0.060

Revenue

Our revenue was less in the second quarter of our 2020 fiscal year compared to the same period of our 2019 fiscal year primarily due to significantly lower ethanol prices, partially offset by increased sales of our products during the 2020 period. During the second quarter of our 2020 fiscal year, approximately 74.8% of our total revenue was derived from ethanol sales, approximately 20.8% was from distillers grains sales and approximately 3.8% was from corn oil sales. During the second quarter of our 2019 fiscal year, approximately 76.7% of our total revenue was derived from ethanol sales, approximately 20.2% was from distillers grains sales and approximately 2.6% was from corn oil sales.

Ethanol

The average price we received for our ethanol was significantly lower during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year. Management attributes the decrease in the price we received for our ethanol during the second quarter of our 2020 fiscal year to decreased gasoline prices which impacted ethanol prices, along with decreased ethanol demand due to travel restrictions from the COVID-19 pandemic which resulted in significantly lower fuel demand. Many ethanol producers have reduced production or are shutting down production entirely due to the lack of gasoline demand which directly impacts ethanol demand. Estimates indicate that the COVID-19 pandemic has decreased gasoline demand by more than 50%. Before ethanol production facilities started shutting down, ethanol stocks in the market were increasing which further impacted market prices. Despite low prices, export demand has not bolstered ethanol demand in part because many of our trading partners are facing COVID-19 slow downs like the United States.

Management anticipates that ethanol prices will remain low for the foreseeable future as we continue to face market disruptions due to the COVID-19 pandemic. It is difficult to know when demand might return to prior levels, if at all, and whether we may see further travel restrictions in the future if COVID-19 returns.

We sold more gallons of ethanol during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to increased production at the ethanol plant and sales of ethanol inventory during the 2020 period. Management attributes this increased production to process changes and efficiencies we implemented in the plant in 2020 along with a slow down in the plant during the second quarter of 2019 due to extreme weather conditions. Management anticipates that our ethanol production and sales will be lower during the rest of our 2020 fiscal year compared to our 2019 fiscal year due to market uncertainty. We anticipate focusing on operating the ethanol plant as efficiently as possible to maximize our ethanol production per bushel of corn used during our 2020 fiscal year.

From time to time we enter into forward sales contracts for our products. At March 31, 2020, we had open ethanol futures contracts for approximately 1.2 million gallons of ethanol with a fair value of less than $10,000. We had no ethanol futures contracts as of March 31, 2019.

Distillers Grains

Previously, we sold a majority of our distillers grains in the dried form due to market conditions which favored that product. However, due to the Chinese anti-dumping and countervailing duty tariffs which have decreased export demand for distillers grains, we increased the amount of modified distillers grains we produced and sold. Modified distillers grains are used in our local market and are less impacted by world distillers grains markets. The average price we received for our modified distillers grains were higher during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to demand for modified distillers grains. The average price we received for our dried distillers grains were lower during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to lower corn prices and export demand. Management anticipates distillers grains prices will be lower for the rest of our 2020 fiscal year due to decreased corn prices and general economic downturn.

We produced and sold fewer total tons of distillers grains during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to increased corn oil production during the second quarter of our 2020 fiscal year. When we extract more corn oil from our distillers grains, it decreases the volume of distillers grains we have available to sell. Management anticipates relatively consistent distillers grains production going forward provided we can maintain favorable operating margins.

Corn Oil

The total pounds of corn oil we sold was significantly greater during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to improved corn oil yields which increased the amount of corn oil we have available to sell. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2020 fiscal year provided market conditions allow us to continue to operate the ethanol plant. The average price we received for our corn oil during the second quarter of our 2020 fiscal year was approximately 4.2% less compared to the second quarter of our 2019 fiscal year due to decreased energy prices generally, including diesel which impacts the price of biodiesel. Recently, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry which has resulted in increased demand for corn oil which is frequently used as a feedstock to produce biodiesel.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was less for the second quarter of our 2020 fiscal year as compared to the second quarter of our 2019 fiscal year due primarily to lower corn and natural gas costs during the 2020 period.

Corn Costs

Our cost of goods sold related to corn was less for the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to lower corn costs per bushel, without taking derivative instrument positions into account. We also had an adjustment to our cost of goods sold based on forward purchase contracts we had in place during the 2020 period and the value of our corn inventory relative to its value during the 2020 period. For the second quarter of our 2020 fiscal year, we used approximately 0.9% fewer bushels of corn compared to the second quarter of our 2019 fiscal year due to improved operating efficiency during the 2020 period. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 7.3% less for the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to lower market corn prices during the 2020 period. In addition, during the second quarter of our 2020 fiscal year, we had a realized loss of approximately $373,000 for our corn derivative instruments which increased our cost of goods sold related to corn. For the second quarter of our 2019 fiscal year, we had a realized loss of approximately $1.2 million for our corn derivative instruments which also increased our cost of goods sold related to corn. Management anticipates lower corn prices during the rest of our 2020 fiscal year due to reduced ethanol and feed demand due to the COVID-19 pandemic.

Natural Gas Costs

We consumed approximately 12.5% less MMBtu of natural gas during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year, due to decreased production of dried distillers grains during the 2020 period along with improved efficiency operating the ethanol plant. Our average cost per MMBtu of natural gas was approximately 22.5% less during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to plentiful natural gas supply and reduced energy demand at the end of the 2020 period.

General and Administrative Expenses

Our general and administrative expenses were greater for the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year primarily due to increased labor and consulting costs related to the carbon capture and storage project during the 2020 period.

Other Income/Expense

We had more interest income during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to having more cash on hand during our 2020 fiscal year. Our other income was less during the second quarter of our 2020 fiscal year compared to the second quarter of our 2019 fiscal year due to a lower capital account distribution from RPMG.

Results of Operations for the Six Months Ended March 31, 2020 and 2019

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2020 and 2019:

	Six Months Ended March 31, 2020 (Unaudited)		Six Months Ended March 31, 2019 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$49,979,057	100.00	$52,140,936	100.00
Cost of Goods Sold	52,847,332	105.74	52,115,107	99.95
Gross Profit (Loss)	(2,868,275)	(5.74)	25,829	0.05
General and Administrative Expenses	1,823,968	3.65	1,330,765	2.55
Operating Income (Loss)	(4,692,243)	(9.39)	(1,304,936)	(2.50)
Other Income, net	204,336	0.41	284,472	0.55
Net Income (Loss)	$(4,487,907)	(8.98)	$(1,020,464)	(1.96)

The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2020 and 2019.

	Six Months Ended March 31, 2020 (unaudited)	Six Months Ended March 31, 2019 (unaudited)
Production:
Ethanol sold (gallons)	32,039,890	32,463,812
Dried distillers grains sold (tons)	40,100	47,422
Modified distillers grains sold (tons)	70,563	80,684
Corn oil sold (pounds)	7,789,150	5,554,280
Revenues:
Ethanol average price per gallon (net of hedging)	$1.19	$1.22
Dried distillers grains average price per ton	133.20	141.79
Modified distillers grains average price per ton	62.20	51.87
Corn oil average price per pound	0.24	0.23
Primary Inputs:
Corn ground (bushels)	11,293,626	11,951,038
Natural gas (MMBtu)	726,326	853,885
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.28	$3.25
Natural gas average price per MMBtu (net of hedging)	2.25	2.84
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.076	$0.092
Denaturant cost	0.034	0.034
Electricity cost	0.047	0.047
Direct labor cost	0.064	0.060

Revenue

Our revenue was less for the six months ended March 31, 2020 compared to the same period of our 2019 fiscal year due to decreased sales of our ethanol and distillers grains along with lower prices we received for our ethanol during the 2020 period. During the six months ended March 31, 2020, approximately 76.2% of our total revenue was derived from ethanol sales, approximately 19.5% was from distillers grains sales and approximately 3.7% was from corn oil sales. During the six months ended March 31, 2019, approximately 76.1% of our total revenue was derived from ethanol sales, approximately 20.9% was from distillers grains sales and approximately 2.5% was from corn oil sales.

Ethanol

The average price we received for our ethanol was less during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to lower gasoline prices and decreased ethanol demand. In addition, we sold fewer gallons of ethanol during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to decreased production during the 2020 period. Management attributes this decreased production to slower production rates during the beginning of our 2020 fiscal year due to lower new crop corn availability from our producers.

For the six months ended March 31, 2020 we had a realized gain of approximately $25,000 for our ethanol derivative instruments. We had no gain or loss on ethanol derivative instruments during the six months ended March 31, 2019.

Distillers Grains

We produced fewer tons of distillers grains during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to decreased overall production at the ethanol plant along with increased corn oil production during the 2020 period, which reduces the amount of distillers grains we have to sell. The average price we received for our dried distillers grains was lower during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to weaker export demand and lower corn prices. The average price we received for our modified distillers grains during the six months ended March 31, 2020 was greater compared to the six months ended March 31, 2019 due to stronger local demand for modified distillers grains.

Corn Oil

The total pounds of corn oil we sold was significantly greater during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to improved corn oil yields which increased the amount of corn oil we have available to sell. The average price we received for our corn oil during the six months ended March 31, 2020 was approximately approximately 4.3% greater compared to the six months ended March 31, 2019 due to increased biodiesel demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due primarily to increased repairs and maintenance along with an inventory adjustment during the 2020 period.

Corn Costs

Our cost of goods sold related to corn was less for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to using less corn during the 2020 period, partially offset by greater corn costs per bushel, without taking derivative instrument positions into account. We also had an adjustment to our cost of goods sold based on forward purchase contracts we had in place during the 2020 period and an adjustment of the value of our corn inventory based on current market conditions. For the six months ended March 31, 2020, we used approximately 5.5% fewer bushels of corn compared to the six months ended March 31, 2019 due to decreased production at the plant. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 0.9% greater for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to higher market corn prices during the 2020 period. In addition, during the six months ended March 31, 2020, we had a realized loss of approximately $268,000 for our corn derivative instruments which increased our cost of goods sold related to corn. For the six months ended March 31, 2019, we had a realized loss of approximately $882,000 for our corn derivative instruments which increased our cost of goods sold related to corn. We had a lower of cost or net realizable value adjustment of approximately $241,000 which increased our cost of goods sold during the 2020 period along with a loss on our firm purchase commitments of $100,000 which also increased our cost of goods sold during the 2020 period.

Natural Gas Costs

We consumed approximately 14.9% less MMBtu of natural gas during the six months ended March 31, 2020 compared to the six months ended March 31, 2019, due to decreased production during the 2020 period. Our average cost per MMBtu of natural gas was approximately 20.8% less during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to plentiful natural gas supply and lower energy prices during the 2020 period.

General and Administrative Expenses

Our general and administrative expenses were greater for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to increased labor and consulting costs related to the carbon capture and storage project during the 2020 period.

Other Income/Expense

We had more interest income during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to having more cash on hand during our 2020 fiscal year. We also had less other income during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 due to a lower capital account distribution from RPMG.

Changes in Financial Condition for the Six Months Ended March 31, 2020

Current Assets. We had less cash and equivalents at March 31, 2020 compared to September 30, 2019 primarily due to decreased profitability during the 2020 period. We had more restricted cash at March 31, 2020 compared to September 30, 2019 because we had more cash in our margin account associated with our hedging transactions. Due to the timing of payments from our marketers and the decrease in market price, we had less accounts receivable at March 31, 2020 compared to September 30, 2019. We had more inventory on hand at March 31, 2020 compared to September 30, 2019 due primarily to having more corn inventory at March 31, 2020. Our prepaid expenses were greater at March 31, 2020 compared to September 30, 2019 due to a deposit to hold our natural gas contracts.

Property, Plant and Equipment. The value of our property, plant and equipment was less at March 31, 2020 compared to September 30, 2019 due to the regular depreciation of our assets partially offset by capital projects which were underway during our first six months of 2020.

Other Assets. Our other assets were greater at March 31, 2020 compared to September 30, 2019 due to an accounting standard change which we implemented which requires us to account for leases differently from past periods.

Current Liabilities. Our accounts payable were lower at March 31, 2020 compared to September 30, 2019 due to having fewer deferred corn payments at March 31, 2020. Our accrued expenses were higher at March 31, 2020 compared to September 30, 2019 due to deferred payments for corn deliveries at March 31, 2020 compared to September 30, 2019. We included the current portion of our operating leases as a current liability at March 31, 2020 due to the changed accounting standard regarding treatment of leases.

Long-Term Liabilities. We had a long-term liability for our operating leases at March 31, 2020 due to the new lease accounting standard we implemented.

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

The following table shows cash flows for the six months ended March 31, 2020 and 2019:

	March 31, 2020 (unaudited)	March 31, 2019 (unaudited)
Net cash provided by operating activities	$800,984	$4,308,701
Net cash (used in) investing activities	(1,136,257)	(346,322)
Net cash (used in) financing activities	(2,266)	(3,098)
Net increase (decrease) in cash	$(337,539)	$3,959,281
Cash, cash equivalents and restricted cash, end of period	$10,184,530	$14,832,620

Cash Flow from Operations

Our operations provided less cash during the six months ended March 31, 2020 compared to the same period of our 2019 fiscal year due to decreased net income along with changes in our inventory and accounts payable which reduced cash generated by our operations during the 2020 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the six months ended March 31, 2020 compared to the same period of our 2019 fiscal year. During the 2020 period, our primary capital expenditures were for our carbon capture and storage project research.

Cash Flow from Financing Activities

We used less cash for financing activities during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 because we did not have any dividend payments during the 2020 period.

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

Capital Expenditures

The Company had approximately $1.6 million in construction in progress as of March 31, 2020 primarily relating to the carbon capture and storage project research.

Capital Resources

Revolving Loan

On January 22, 2020, we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan is January 21, 2021. The Revolving Loan is secured by a lien on all of our assets. At March 31, 2020, we had $10 million available on the Revolving Loan. The variable interest rate on March 31, 2020 was 3.55%.

Construction Loan

On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The maturity date of the Construction Loan is June 1, 2021. The Construction Loan is secured by a lien on all of our assets. At March 31, 2020, we had $7 million available on the Construction Loan. The variable interest rate on March 31, 2020 was 3.55%

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. There has been no significant change in our critical accounting estimates since the end of our 2019 fiscal year. Effective October 1, 2019 the Company adopted ASU No. 2016-02 using the modified retrospective approach (see note 7). Effective October 1, 2018, the Company has adopted ASC 606 using the modified retrospective approach for all of its contracts (see note 2). The Company also retrospectively adopted ASU No. 2016-18 on October 1, 2018.

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

As of March 31, 2020, we had fixed corn purchase contracts for approximately 350,000 bushels of corn and we had corn futures and option contracts for approximately 1.8 million bushels of corn.  As of March 31, 2020 we had an unrealized loss of approximately $503,000 related to our corn futures and option contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of March 31, 2020, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(4,473,000)
Corn	22,821,000	Bushels	10%	$(7,258,000)
Natural gas	1,664,000	MMBtu	10%	$(94,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

In the first quarter of fiscal year 2020, the Company implemented new internal controls to remediate a material weakness identified at the end of the Company's 2019 fiscal year by: (a) performing a review and updating month-end standard operating procedures; (b) assuring operating procedures will include specific instructions for the payment of invoices that crossover into the following month; and (c) providing an additional step for the CFO to review the posting date of all checks issued the first week after month-end prior to financial statement preparation.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2019. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended September 30, 2019.

We are subject to global and regional economic downturns and related risks.

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products in the United States.  For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China (“COVID-19”). In just a few months, the spread of COVID-19 has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in some areas.  Cases have been confirmed worldwide.  To the extent that such economic conditions negatively impact consumer and business confidence, travel and consumption patterns or volumes for our products, our business and results of operations could be significantly and adversely affected.

COVID-19 may negatively impact our ability to operate our business which could decrease or eliminate the value of our units.

COVID-19 has resulted in significant uncertainty in many areas of our business.  We do not know how long these conditions will last.  This uncertainty is expected to negatively impact our operations.  We may experience labor shortages if our employees are unable or unwilling to come to work.  In addition, if our suppliers cannot deliver the supplies we need to operate our business, including corn and chemicals for our operations, we may be forced to shutdown operations or reduce production.  In addition, if we are unable to ship our products because of trucking or rail shipping disruptions, it could also result in a forced shutdown or reduction of production.  If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results, especially since we will continue to pay our fixed costs of maintaining the facility.  Any shutdown or reduction of production, especially for an extended period of time, could reduce or eliminate the value of our units.

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2020 and September 30, 2019, (ii) Statements of Operations for the three and six months ended March 31, 2020 and 2019, (iii) Statements of Cash Flows for the three and six months ended March 31, 2020 and 2019, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 15, 2020	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2020	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)