Form 10-Q
period 2020-06-30
RED TRAIL ENERGY, LLC
filed 2020-08-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 14, 2020, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2020	September 30, 2019
	(Unaudited)
Current Assets
Cash and equivalents	$8,065,941	$8,565,038
Restricted cash - margin account	1,611,192	1,957,031
Accounts receivable, net, primarily related party	3,140,974	3,910,384
Commodities derivative instruments, at fair value (see note 3)	30,841	—
Inventory	8,188,526	6,962,825
Prepaid expenses	553,071	109,500
Total current assets	21,590,545	21,504,778

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	8,111,074	8,111,074
Plant and equipment	88,094,455	88,038,476
Construction in progress	6,485,343	455,825
	108,489,864	102,404,367
Less accumulated depreciation	66,660,329	63,092,175
Net property, plant and equipment	41,829,535	39,312,192

Other Assets
Right of use operating lease assets, net	1,102,453	—
Investment in RPMG	605,000	605,000
Patronage equity	4,119,151	4,119,151
Deposits	40,000	40,000
Total other assets	5,866,604	4,764,151

Total Assets	$69,286,684	$65,581,121

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2020	September 30, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$1,581,863	$4,331,521
Accrued expenses	7,405,008	598,209
Commodities derivative instruments, at fair value (see note 3)	—	8,875
Accrued loss on firm purchase commitments (see notes 4 and 8)	13,000	68,000
Current maturities of notes payable	388,571	252
Current portion of operating lease liabilities	379,317	—
Total current liabilities	9,767,759	5,006,857

Long-Term Liabilities
Notes payable	504,868	—
Long-term operating lease liabilities	723,136	—
Total long-term liabilities	1,228,004	—
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	58,290,921	60,574,264

Total Liabilities and Members’ Equity	$69,286,684	$65,581,121

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$22,670,742	$26,302,894	$72,649,799	$78,443,830

Cost of Goods Sold
Cost of goods sold	19,220,909	24,475,143	71,726,947	76,585,250
Lower of cost or net realizable value adjustment	—	74,170	241,294	74,170
Loss on firm purchase commitments	—	87,000	100,000	92,000
Total Cost of Goods Sold	19,220,909	24,636,313	72,068,241	76,751,420

Gross Profit	3,449,833	1,666,581	581,558	1,692,410

General and Administrative Expenses	1,272,698	891,302	3,096,666	2,222,067

Operating Income (Loss)	2,177,135	775,279	(2,515,108)	(529,657)

Other Income (Expense)
Interest income	18,369	31,785	86,758	66,547
Other income, net	9,099	10,924	145,178	260,643
Interest expense	(39)	(2)	(171)	(11)
Total other income, net	27,429	42,707	231,765	327,179

Net Income (Loss)	$2,204,564	$817,986	$(2,283,343)	$(202,478)

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$0.05	$0.02	$(0.06)	$(0.01)

Diluted	$0.05	$0.02	$(0.06)	$(0.01)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities
Net income (loss)	$(2,283,343)	$(202,478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,568,154	3,572,737
Loss (gain) on disposal of fixed assets	(8,212)	3,659
Change in fair value of derivative instruments	(39,716)	(3,042,788)
Lower of cost of net realizable value adjustment	241,294	74,170
Loss on firm purchase commitments	100,000	92,000
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	769,411	(709,509)
Inventory	(1,566,996)	2,145,592
Prepaid expenses	(443,571)	(92,951)
Accounts payable	(2,749,658)	(1,589,867)
Accrued expenses	6,806,799	(233,919)
Accrued loss on firm purchase commitments	(55,000)	(106,000)
Net cash provided by (used in) operating activities	4,339,162	(89,354)

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	8,212	18,295
Capital expenditures	(6,062,324)	(587,151)
Net cash used in investing activities	(6,054,112)	(568,856)

Cash Flows from Financing Activities
Dividends paid	—	(1,782)
Proceeds from notes payable	873,400	—
Debt repayments	(3,386)	(1,976)
Net cash provided by (used in) financing activities	870,014	(3,758)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(844,936)	(661,968)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	10,522,069	10,873,339
Cash, Cash Equivalents and Restricted Cash - End of Period	$9,677,133	$10,211,371

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$8,065,941	$9,367,657
Restricted cash	1,611,192	843,714
Total Cash, Cash Equivalents and Restricted Cash	$9,677,133	$10,211,371

Supplemental Disclosure of Cash Flow Information
Interest paid	$12	$11
Noncash Investing and Financing Activities
Finance lease asset acquired	23,173	—
Operating lease asset acquired	$168,300	$—
Capital expenditures in accounts payable	$8,891	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2020

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
FOR THE PERIOD ENDED JUNE 30, 2020

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

Revenue by Source

The following table disaggregates revenue by major source for the three and nine months ended June 30, 2020 and 2019.

Revenues	For the three months ended June 30, 2020 (unaudited)	For the three months ended June 30, 2019 (unaudited)	For the nine months ended June 30, 2020 (unaudited)	For the nine months ended June 30, 2019 (unaudited)
Ethanol, E85 and Industrial Ethanol	$17,529,809	$20,862,325	$55,630,844	$60,517,057
Distillers Grains	4,176,444	4,797,738	13,906,736	15,706,453
Syrup	59,274	73,563	253,344	267,573
Corn Oil	868,578	505,587	2,726,614	1,798,732
Other	36,637	63,681	132,261	154,015
Total revenue from contracts with customers	$22,670,742	$26,302,894	$72,649,799	$78,443,830

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
FOR THE PERIOD ENDED JUNE 30, 2020

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

As of:	June 30, 2020 (unaudited)				September 30, 2019
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	130	650,000	bushels	$(5,812)	—	—	bushels	$—
Corn options	120	600,000	bushels	$(120,750)	30	150,000	bushels	$(8,875)
Ethanol futures	35	1,470,000	gal	$157,403	—	—	gal	$—
Total fair value				$30,841				$(8,875)
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2020 and September 30, 2019:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2020 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$30,841
Total derivatives not designated as hedging instruments for accounting purposes	$30,841

Balance Sheet - as of September 30, 2019	Asset	Liability
Commodity derivative instruments, at fair value	$—	$8,875
Total derivatives not designated as hedging instruments for accounting purposes	$—	$8,875

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended June 30, 2020 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2019 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2020 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2019 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(270,925)	$3,225,402	$(539,099)	$4,107,834
Ethanol derivative instruments	Revenue	233,372	—	258,836	—
Natural gas derivative instruments	Cost of Goods Sold	—	(550)	—	(550)
Total		$(37,553)	$3,224,852	$(280,263)	$4,107,284

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2020

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of June 30, 2020 and September 30, 2019 were as follows:

As of	June 30, 2020 (unaudited)	September 30, 2019
Raw materials, including corn, chemicals and supplies	$4,083,757	$2,679,126
Work in process	737,672	956,509
Finished goods, including ethanol and distillers grains	1,940,398	1,459,561
Spare parts	1,426,699	1,867,629
Total inventory	$8,188,526	$6,962,825

Lower of cost or net realizable value adjustments for the three and nine months ended June 30, 2020 and 2019 were as follows:

	For the three months ended June 30, 2020 (unaudited)	For the three months ended June 30, 2019 (unaudited)	For the nine months ended June 30, 2020 (unaudited)	For the nine months ended June 30, 2019 (unaudited)
Loss on firm purchase commitments	$—	$87,000	$100,000	$92,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$74,170	$241,294	$74,170
Total loss on lower of cost or net realizable value adjustments	$—	$161,170	$341,294	$166,170

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2020, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has a $100,000 estimated loss on firm purchase commitments for the nine months ended June 30, 2020. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

On October 1, 2019, we terminated our $7 million Revolving Loan with U.S. Bank National Association ("U.S. Bank"). The maturity date of the Revolving Loan was May 31, 2020. Our ability to draw funds on the Revolving Loan was subject to a borrowing base calculation as set forth in the Credit Agreement.

On January 22, 2020 we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). The Revolving Loan replaced a similar revolving loan we had with U.S. Bank National Association. The maturity date of the Revolving Loan is January 21, 2021. At March 31, 2020, we had $10 million available on the Revolving Loan. The variable interest rate on June 30, 2020 was 3.00%.

On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone. The maturity date of the Construction Loan is June 1, 2021. At March 31, 2020, we had $7 million available on the Construction Loan. The variable interest rate on June 30, 2020 was 2.05%.

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone. The maturity date of the PPP Loan is April 16, 2022. The fixed interest rate on June 30, 2020 was 1.00%. Under the terms of the loan, the Company may apply for forgiveness under the PPP regulations if the Company uses the proceeds of the loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company intends to use the entire PPP Loan amount for qualifying expenses, but we can provide no assurance that we will be

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2020

able to gain forgiveness for all or any portion of the loan. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020 and allows for the amendment of the maturity date on existing loans from two years to five years.

The Company's loans are secured by a lien on substantially all of the assets of the Company.

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2020 (unaudited)	Fair Value as of June 30, 2020 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$30,841	$30,841	$30,841	$—	$—
Total	$30,841	$30,841	$30,841	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2019	Fair Value as of September 30, 2019	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$8,875	$8,875	$8,875	$—	$—
Total	$8,875	$8,875	$8,875	$—	$—

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

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the nine months ended June 30, 2020, the Company's estimated discount rate was 3.55%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's leases have remaining lease terms of approximately 1 year to 4 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At June 30, 2020 the weighted average remaining lease term is 3 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2020

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $188,000 and $138,000 for the three months ended June 30, 2020 and 2019, respectively, and $570,000 and $455,000 for the nine months ended June 30, 2020 and 2019, respectively.

Equipment under financing leases consists of office equipment and plant equipment. Equipment under financing leases is as follows at:

As of	June 30, 2020	September 30, 2019
Equipment	$493,414	$483,488
Less accumulated amortization	(167,085)	(162,940)
Net equipment under financing lease	$326,329	$320,548

At June 30, 2020, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending June 30:

	Operating Leases	Financing Leases
2020	$379,317	$4,500
2021	321,144	4,534
2022	300,225	4,568
2023	101,767	4,602
2024		1,835
Thereafter
Total minimum lease commitments	$1,102,453	20,039
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$20,039

At June 30, 2019, the Company had the following minimum commitments for the 12 month period ending June 30:

	Operating Leases	Financing Leases
2019	$444,505	$945
2020	365,663	—
2021	296,640	—
2022	202,290	—
2023
Thereafter
Total minimum lease commitments	$1,309,098	945
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$945

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2020, the Company had various fixed price contracts for the purchase of approximately 1.7 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $5.3 million related to the 1.7 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. The Company has paid Bismarck Land Company, LLC $28,315 as of June 30, 2020.

Carbon Capture and Storage Project

The Company has entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company has committed to fund up to $950,000 for this research. The Company has incurred $949,631 as of June 30, 2020.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	June 30, 2020 (unaudited)	September 30, 2019
Balance Sheet
Accounts receivable	$2,549,332	$3,695,462
Accounts payable	486	298,638
Accrued expenses	5,241,314	41,643

	For the three months ended June 30, 2020 (unaudited)	For the three months ended June 30, 2019 (unaudited)	For the nine months ended June 30, 2020 (unaudited)	For the nine months ended June 30, 2019 (unaudited)
Statement of Operations
Revenues	$19,128,595	$24,642,959	$64,823,447	$72,619,534
Cost of goods sold	260,158	—	1,551,865	537,987
General and administrative	30,286	523,883	105,444	159,691
Other income	119,825	73,097	239,650	267,111

Inventory Purchases	$6,449,514	$4,176,647	$14,852,088	$11,125,096

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2020

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

11. MEMBER'S EQUITY

Changes in member's equity for the nine months ended June 30, 2020 and 2019.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2019	$39,044,595	$75,541	$21,613,668	$(159,540)	$60,574,264
Net income (loss)	—	—	(1,251,913)	—	(1,251,913)
Balances December 31, 2019	39,044,595	75,541	20,361,755	(159,540)	59,322,351
Distribution	—	—	—	—	—
Net income (loss)	—	—	(3,235,994)	—	(3,235,994)
Balances - March 31, 2020	$39,044,595	$75,541	$17,125,761	$(159,540)	$56,086,357
Net income (loss)			2,204,564		2,204,564
Balances - June 30, 2020	$39,044,595	$75,541	$19,330,325	$(159,540)	$58,290,921

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2020

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2018	$39,044,595	$75,541	$25,358,139	$(159,540)	$64,318,735
Net income (loss)	—	—	402,844	—	402,844
Balances - December 31, 2018	39,044,595	75,541	25,760,983	(159,540)	64,721,579
Distribution	—	—	(1,782)	—	(1,782)
Net income (loss)	—	—	(1,423,308)	—	(1,423,308)
Balances - March 31, 2019	$39,044,595	$75,541	$24,335,893	$(159,540)	$63,296,489
Net income (loss)	—	—	817,986	—	817,986
Balances - June 30, 2019	$39,044,595	$75,541	$25,153,879	$(159,540)	$64,114,475

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

On July 13, 2020 the Company received a loan through the Bank of North Dakota Ethanol Recovery Program and Cornerstone Bank for $5.41 million. The maturity date of the Loan is July 13, 2025. The fixed interest rate on June 30, 2020 was 3.75%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2020, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020 (Unaudited)		Three Months Ended June 30, 2019 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$22,670,742	100.00	$26,302,894	100.00
Cost of Goods Sold	19,220,909	84.78	24,636,313	93.66
Gross Profit	3,449,833	15.22	1,666,581	6.34
General and Administrative Expenses	1,272,698	5.61	891,302	3.39
Operating Income	2,177,135	9.60	775,279	2.95
Other Income, net	27,429	0.12	42,707	0.16
Net Income	$2,204,564	9.72	$817,986	3.11

The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020 (unaudited)	Three Months Ended June 30, 2019 (unaudited)
Production:
Ethanol sold (gallons)	11,885,715	15,761,481
Industrial ethanol sold (gallons)	1,094,855	—
Dried distillers grains sold (tons)	22,073	23,797
Modified distillers grains sold (tons)	20,160	27,730
Corn oil sold (pounds)	3,723,500	2,153,040
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.17	$1.32
Industrial ethanol average price per gallon	3.28	—
Dried distillers grains average price per ton	135.76	135.97
Modified distillers grains average price per ton	58.52	56.33
Corn oil average price per pound	0.23	0.23
Primary Inputs:
Corn ground (bushels)	4,726,840	5,361,333
Natural gas (MMBtu)	319,470	390,031
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$2.78	$3.79
Natural gas average price per MMBtu (net of hedging)	1.84	2.01
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.081	$0.065
Denaturant cost	0.028	0.035
Electricity cost	0.055	0.048
Direct labor cost	0.077	0.065

Revenue

Our revenue was less in the third quarter of our 2020 fiscal year compared to the same period of our 2019 fiscal year primarily due to decreased ethanol and distiller grains sales and lower average ethanol prices, partially offset by increased corn oil sales sales during the 2020 period. During the third quarter of our 2020 fiscal year, approximately 77.3% of our total revenue was derived from ethanol sales, approximately 18.4% was from distillers grains sales and approximately 3.8% was from corn oil sales. During the third quarter of our 2019 fiscal year, approximately 79.3% of our total revenue was derived from ethanol sales, approximately 18.2% was from distillers grains sales and approximately 1.9% was from corn oil sales.

Ethanol

The average price we received for our ethanol was lower during the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year. Management attributes the decrease in the price we received for our ethanol during the third quarter of our 2020 fiscal year to decreased gasoline prices which impacted ethanol prices, along with decreased ethanol demand due to travel restrictions from the COVID-19 pandemic which resulted in significantly lower fuel demand. Towards the end of the third quarter of our 2020 fiscal year, gasoline prices and demand rebounded which positively impacted our average ethanol prices. In addition, we sold some of our ethanol as industrial alcohol during the third quarter of our 2020 fiscal year which resulted in higher ethanol sales prices. Management anticipates that ethanol prices will continue to recover during the final quarter of our 2020 fiscal year and into our 2021 fiscal year. However, it is possible that we could again experience decreased gasoline demand if the continuing COVID-19 pandemic impacts gasoline demand in the future. Due to the unpredictable nature of the COVID-19 pandemic, management is not able to anticipate future demand for ethanol based on traditional market forces.

We sold fewer gallons of ethanol during the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year due to decreased production at the ethanol plant during the 2020 period. Management attributes this decreased production to market conditions which favored operating the ethanol plant at reduced rates during the third quarter of our 2020 fiscal year. Management anticipates continued volatility and unpredictable demand during the remaining quarter of our 2020 fiscal year and into our 2021 fiscal year as a result of the COVID-19 pandemic. Management believes that if travel restrictions are implemented in the United States and abroad to the level experienced earlier in 2020, it could significantly impact ethanol demand. We anticipate focusing on operating the ethanol plant as efficiently as possible to maximize our ethanol production per bushel of corn used during our 2020 fiscal year.

From time to time we enter into forward sales contracts for our products. At June 30, 2020, we had open ethanol futures contracts for approximately 1.5 million gallons of ethanol with a fair value of approximately $157,000. We had no ethanol futures contracts for the third quarter of our 2019 fiscal year.

Distillers Grains

During the third quarter of our 2020 fiscal year, we sold a larger percentage of our distillers grains in the dried form compared to the same period of 2019 due to market conditions which favored the dried distillers grains. In addition, the total volume of distillers grains we sold was less during the third quarter of our 2020 fiscal year compared to the same period of 2019 due to decreased overall production at the ethanol plant during the third quarter of our 2020 fiscal year along with increased production of corn oil. The corn oil we produce is removed from our distillers grains, so when the total pounds of corn oil we produce is increased, it results in less distillers grains produced for sale. The average price we received for our modified distillers grains was higher during the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year due to demand for modified distillers grains. The average price we received for our dried distillers grains were comparable during the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year. The price we received for our distillers grains remained strong despite decreases in the price of corn during the same periods. Management believes that this was due to a decreased supply of distillers grains in the market due to decreased ethanol production along with the fact that distillers grains have become an important part of the feed rations for our customers. Management anticipates distillers grains prices will remain steady during the rest of our 2020 fiscal year and into our 2021 fiscal year. Management anticipates relatively consistent distillers grains production going forward provided we can maintain favorable operating margins.

Corn Oil

The total pounds of corn oil we sold was significantly greater during the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year due to improved corn oil yields which increased the amount of corn oil we have available to sell. Management anticipates that our corn oil production will remain at current levels for the remaining quarter of our 2020 fiscal year and into our 2021 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our corn oil during the third quarter of our 2020 fiscal year was comparable to the average price we received during the third quarter of our 2019 fiscal year. Recently, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry which has resulted in increased demand for corn oil which is frequently used as a feedstock to produce biodiesel.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was less for the third quarter of our 2020 fiscal year as compared to the third quarter of our 2019 fiscal year due primarily to lower corn and natural gas costs and use during the 2020 period.

Corn Costs

Our cost of goods sold related to corn was less for the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year due to lower average corn costs per bushel, without taking derivative instrument positions into account along with decreased bushels of corn used to produce ethanol. For the third quarter of our 2020 fiscal year, we used approximately 11.8% fewer bushels of corn compared to the third quarter of our 2019 fiscal year due to decreased ethanol production during the 2020 period. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 26.6% less for the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year due to lower market corn prices during the 2020 period. In addition, during the third quarter of our 2020 fiscal year, we had a realized loss of approximately $271,000 for our corn derivative instruments which increased our cost of goods sold related to corn. For the third quarter of our 2019 fiscal year, we had a realized gain of approximately $3.2 million for our corn derivative instruments which decreased our cost of goods sold related to corn during that period. Management anticipates lower corn prices during the rest of our 2020 fiscal year due to reduced ethanol and feed demand along with strong corn supplies and favorable growing conditions which management expects will result in a large corn crop for 2020.

Natural Gas Costs

We consumed approximately 18.1% fewer MMBtu of natural gas during the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year, due to decreased production of dried distillers grains during the 2020 period along with improved efficiency operating the ethanol plant. Our average cost per MMBtu of natural gas was approximately 8.5% less during the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year due to plentiful natural gas supply and reduced energy demand during the 2020 period. Management anticipates natural gas supplies and prices will remain favorable during the remaining quarter of our 2020 fiscal year into our 2021 fiscal year. We anticipate ordinary natural gas price premiums during the winter months due to increased natural gas demand for heating purposes.

General and Administrative Expenses

Our general and administrative expenses were greater for the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year primarily due to increased labor and consulting costs related to the carbon capture and storage project during the 2020 period.

Other Income/Expense

We had less interest income during the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year due to having less cash on hand during our 2020 fiscal year. Our other income was less during the third quarter of our 2020 fiscal year compared to the third quarter of our 2019 fiscal year due to a lower capital account distribution from RPMG.

Results of Operations for the Nine Months Ended June 30, 2020 and 2019

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2020 and 2019:

	Nine Months Ended June 30, 2020 (Unaudited)		Nine Months Ended June 30, 2019 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$72,649,799	100.00	$78,443,830	100.00
Cost of Goods Sold	72,068,241	99.20	76,751,420	97.84
Gross Profit	581,558	0.80	1,692,410	2.16
General and Administrative Expenses	3,096,666	4.26	2,222,067	2.83
Operating Loss	(2,515,108)	(3.46)	(529,657)	(0.68)
Other Income, net	231,765	0.32	327,179	0.42
Net Loss	$(2,283,343)	(3.14)	$(202,478)	(0.26)

The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2020 and 2019.

	Nine Months Ended June 30, 2020 (unaudited)	Nine Months Ended June 30, 2019 (unaudited)
Production:
Ethanol sold (gallons)	43,925,605	48,225,293
Industrial ethanol sold (gallons)	1,094,855	—
Dried distillers grains sold (tons)	62,173	71,219
Modified distillers grains sold (tons)	90,723	108,414
Corn oil sold (pounds)	11,512,650	7,707,320
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.18	$1.25
Industrial ethanol average price per gallon	3.28	—
Dried distillers grains average price per ton	134.11	139.85
Modified distillers grains average price per ton	61.38	53.01
Corn oil average price per pound	0.24	0.23
Primary Inputs:
Corn ground (bushels)	16,020,466	17,312,371
Natural gas (MMBtu)	1,045,796	1,243,916
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.13	$3.42
Natural gas average price per MMBtu (net of hedging)	2.13	2.58
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.077	$0.083
Denaturant cost	0.033	0.034
Electricity cost	0.049	0.047
Direct labor cost	0.068	0.062

Revenue

Our revenue was less for the nine months ended June 30, 2020 compared to the same period of our 2019 fiscal year primarily due to decreased sales of our ethanol and distillers grains along with lower prices we received for our ethanol during the 2020 period. During the nine months ended June 30, 2020, approximately 76.6% of our total revenue was derived from ethanol sales, approximately 19.1% was from distillers grains sales and approximately 3.8% was from corn oil sales. During the nine months ended June 30, 2019, approximately 77.1% of our total revenue was derived from ethanol sales, approximately 20.0% was from distillers grains sales and approximately 2.3% was from corn oil sales.

Ethanol

The average price we received for our ethanol was less during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to lower gasoline prices and decreased ethanol demand. In addition, we sold fewer gallons of ethanol during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to decreased production during the 2020 period. Management attributes this decreased production to slower production rates during the beginning of our 2020 fiscal year due to lower new crop corn availability from our producers along with decreased ethanol demand due to the COVID-19 pandemic.

For the nine months ended June 30, 2020 we had a realized gain of approximately $259,000 for our ethanol derivative instruments. We had no gain or loss on ethanol derivative instruments during the nine months ended June 30, 2019.

Distillers Grains

We produced fewer total tons of distillers grains during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to decreased overall production at the ethanol plant along with increased corn oil production during the 2020 period, which reduces the amount of distillers grains we have to sell. The average price we received for our dried distillers grains was lower during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to weaker export demand and lower corn prices. The average price we received for our modified distillers grains during the nine months ended June 30, 2020 was greater compared to the nine months ended June 30, 2019 due to stronger local demand for modified distillers grains.

Corn Oil

The total pounds of corn oil we sold was significantly greater during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to improved corn oil yields which increased the amount of corn oil we have available to sell. The average price we received for our corn oil during the nine months ended June 30, 2020 was approximately 4.3% greater compared to the nine months ended June 30, 2019 due to increased biodiesel demand.

Cost of Goods Sold

Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was less for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due primarily to decreased corn and natural gas costs during the 2020 period.

Corn Costs

Our cost of goods sold related to corn was less for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to using less corn during the 2020 period, partially offset by greater corn costs per bushel, without taking derivative instrument positions into account. We also had an adjustment to our cost of goods sold based on forward purchase contracts we had in place during the 2020 period and an adjustment of the value of our corn inventory based on current market conditions which were greater compared to the 2019 period. These adjustments increased our cost of goods sold for the 2020 period. For the nine months ended June 30, 2020, we used approximately 7.5% fewer bushels of corn compared to the nine months ended June 30, 2019 due to decreased production at the plant. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 8.5% less for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to lower market corn prices and demand during the 2020 period. In addition, during the nine months ended June 30, 2020, we had a realized loss of approximately $539,000 for our corn derivative instruments which increased our cost of goods sold related to corn. For the nine months ended June 30, 2019, we had a realized gain of approximately $4,100,000 for our corn derivative instruments which decreased our cost of goods sold related to corn. We had a lower of cost or net realizable value adjustment of approximately $241,000 which increased our cost of goods sold during the 2020 period along with a loss on our firm purchase commitments of $100,000 which also increased our cost of goods sold during the 2020 period. During the nine months ended June 30, 2019, we had a lower of cost or net realizable value adjustment of approximately $74,000 which increased our cost of goods sold during the 2019 period along with a loss on our firm purchase commitments of $92,000 which also increased our cost of goods sold during the 2019 period.

Natural Gas Costs

We consumed approximately 15.9% less MMBtu of natural gas during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019, due to decreased production during the 2020 period. Our average cost per MMBtu of natural gas was approximately 17.4% less during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to plentiful natural gas supply and lower energy prices during the 2020 period.

General and Administrative Expenses

Our general and administrative expenses were greater for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to increased labor and consulting costs related to the carbon capture and storage project during the 2020 period.

Other Income/Expense

We had more interest income during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to having more cash on hand during our 2020 fiscal year. We also had less other income during the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 due to a lower capital account distribution from RPMG.

Changes in Financial Condition for the Nine Months Ended June 30, 2020

Current Assets. We had less cash and equivalents at June 30, 2020 compared to September 30, 2019 primarily due to decreased profitability during the 2020 period. We had less restricted cash at June 30, 2020 compared to September 30, 2019 because we had less cash in our margin account associated with our hedging transactions. Due to the timing of payments from our marketers and the decrease in market price of our products, we had less accounts receivable at June 30, 2020 compared to September 30, 2019. We had more inventory on hand at June 30, 2020 compared to September 30, 2019 due primarily to having more corn inventory at June 30, 2020 along with increased finished goods inventory. Our prepaid expenses were greater at June 30, 2020 compared to September 30, 2019 due to a deposit to hold our natural gas contracts.

Property, Plant and Equipment. The value of our property, plant and equipment was greater at June 30, 2020 compared to September 30, 2019 due to construction of our carbon capture project partially offset by regular depreciation of our assets during our first nine months of 2020.

Other Assets. Our other assets were greater at June 30, 2020 compared to September 30, 2019 due to an accounting standard change which we implemented which requires us to account for leases differently from past periods. As a result, we had a right of use asset related to our operating leases of approximately $1.1 million.

Current Liabilities. Our accounts payable were lower at June 30, 2020 compared to September 30, 2019 due to having fewer deferred corn payments at June 30, 2020. Our accrued expenses were higher at June 30, 2020 compared to September 30, 2019 due to deferred payments for corn deliveries at June 30, 2020 compared to September 30, 2019. Our current liabilities were higher by approximately $878,000 due to amounts outstanding on our Paycheck Protection Plan loan. We included the current portion of our operating leases as a current liability at June 30, 2020 due to the new lease accounting standard we implemented.

Long-Term Liabilities. We had a long-term liability for our operating leases at June 30, 2020 due to the new lease accounting standard we implemented.

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

The following table shows cash flows for the nine months ended June 30, 2020 and 2019:

	June 30, 2020 (unaudited)	June 30, 2019 (unaudited)
Net cash provided by (used in) operating activities	$4,339,162	$(89,354)
Net cash (used in) investing activities	(6,054,112)	(568,856)
Net cash provided by (used in) financing activities	870,014	(3,758)
Net (decrease) in cash	$(844,936)	$(661,968)
Cash, cash equivalents and restricted cash, end of period	$9,677,133	$10,211,371

Cash Flow from Operations

Our operations provided more cash during the nine months ended June 30, 2020 compared to the same period of our 2019 fiscal year due to the net effect of lower net income during the 2020 period offset by increased accrued expenses due to deferred corn payments during the 2020 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the nine months ended June 30, 2020 compared to the same period of our 2019 fiscal year. During the 2020 period, our primary capital expenditures were for our carbon capture and storage project research.

Cash Flow from Financing Activities

Our financing activities provided more cash during the nine months ended June 30, 2020 due to proceeds we received from the Paycheck Protection Program.

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

Capital Expenditures

The Company had approximately $6.5 million in construction in progress as of June 30, 2020 primarily relating to the carbon capture and storage project research.

Capital Resources

Revolving Loan

On January 22, 2020, we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan is January 21, 2021. The Revolving Loan is secured by a lien on all of our assets. At June 30, 2020, we had $10 million available on the Revolving Loan. The variable interest rate on June 30, 2020 was 3.00%.

Construction Loan

On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The maturity date of the Construction Loan is June 1, 2021. The Construction Loan is secured by a lien on all of our assets. At June 30, 2020, we had $7 million available on the Construction Loan. The variable interest rate on June 30, 2020 was 2.05%.

Paycheck Protection Program Loan

On April 16, 2020, we entered into a new $873,400 Paycheck Protection Program Loan (the "PPP Loan') with Cornerstone Bank. Interest accrues on any outstanding balance on the PPP Loan at a rate of 1.0%. The maturity date of the PPP Loan is April 16, 2022. Under the terms of the loan, the Company may apply for forgiveness for all or a portion of the loan as designated under the PPP regulations. While we may apply for forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Loan will be forgiven. The Company intends to use the entire PPP Loan amount for qualifying expenses and must apply for forgiveness by October 31, 2020.

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

As of June 30, 2020, we had fixed corn purchase contracts for approximately 650,000 bushels of corn and we had corn futures and option contracts for approximately 600,000 bushels of corn.  As of June 30, 2020 we had an unrealized loss of approximately $127,000 related to our corn futures and option contracts.

It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At June 30, 2020, we had fixed ethanol sales contracts for 1,470,000 gallons. We had an unrealized gain of approximately $157,000.

We estimate that our corn usage will be between 21 million and 23 million bushels per calendar year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2020, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,740,000)
Corn	22,821,000	Bushels	10%	$(5,520,000)
Natural gas	1,664,000	MMBtu	10%	$(262,000)

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II.     OTHER INFORMATION

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
101
The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2020 and September 30, 2019, (ii) Statements of Operations for the three and nine months ended June 30, 2020 and 2019, (iii) Statements of Cash Flows for the three and nine months ended June 30, 2020 and 2019, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	August 14, 2020	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2020	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)