Form 10-K
period 2020-09-30
RED TRAIL ENERGY, LLC
filed 2020-12-18
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2020

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2020 was $34,969,920.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 18, 2020, there were 40,148,160 Class A Membership Units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from pandemics including COVID-19;
•The reduction or elimination of the renewable fuels use requirement in the Federal Renewable Fuels Standard (RFS);
•The Chinese distillers grains tariffs and their impact on world distillers grains markets;
•The Chinese and Brazilian ethanol import duties and their impact on world ethanol demand and prices;
•Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;
•An unfavorable spread between the market price of our products and our feedstock costs;
•Fluctuations in the price and market for ethanol, distillers grains and corn oil;
•Availability and costs of our raw materials, particularly corn and natural gas;
•Changes in or lack of availability of credit;
•Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;
•Ethanol supply exceeding demand and corresponding ethanol price reductions impacting our ability to operate profitably and maintain a positive spread between the selling price of our products and our raw material costs;
•Our ability to generate and maintain sufficient liquidity to fund our operations, meet debt service requirements and necessary capital expenditures;
•Our ability to continue to meet our loan covenants;
•Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•Results of our hedging transactions and other risk management strategies;
•Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices that currently benefit the ethanol industry including:
◦national, state or local energy policy - examples include legislation already passed such as the California low-carbon fuel standard as well as potential legislation in the form of carbon cap and trade;
◦legislation mandating the use of ethanol or other oxygenate additives; or
◦environmental laws and regulations that apply to our plant operations and their enforcement.
•Changes and advances in ethanol production technology; and
•Competition from alternative fuels and alternative fuel additives.

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

On January 22, 2020, we entered into two loans with Cornerstone Bank ("Cornerstone"). We entered into a $10,000,000 revolving line of credit (the "Revolving Loan") and a $7,000,000 construction line of credit (the "Construction Loan") for our carbon dioxide capture and storage project. The details of these loans are described in more detail below in the section entitled "Capital Resources."

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone. The maturity date of the PPP Loan is April 16, 2022. The fixed interest rate on September 30, 2020 was 1%. Under the terms of the loan, the Company may apply for forgiveness under the PPP regulations if the Company uses the proceeds of the loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the entire PPP Loan amount for qualifying expenses and applied for forgiveness on October 31, 2020, but we can provide no assurance that we will be able to gain forgiveness for all or any portion of the loan. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020 and allows for the amendment of the maturity date on existing loans from two years to five years.

On July 13, 2020 the Company received a loan through the Bank of North Dakota Ethanol Recovery Program and Cornerstone Bank for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate on September 30, 2020 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

Principal Products

    The principal products that we produce are ethanol, distillers grains and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Ethanol	76.1%	77.7%	76.4%
Distillers Grains	19.4%	19.3%	20.5%
Corn Oil	4.0%	2.5%	3.1%

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

As a result of an emergency domestic need resulting from the COVID-19 pandemic, some ethanol plants provided ethanol to be used for the production of hand sanitizer and related products. Some ethanol plants have subsequently announced plans to install equipment to allow USP-grade ethanol production which can also be used for disinfectants, pharmaceuticals, fragrances, cosmetics and other industrial applications. We engaged in some limited ethanol sales for sanitizer use during our 2020 fiscal year. Approximately 3.9% of our revenues were from industrial ethanol sales.

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

    We sell and market the ethanol, distillers grains and corn oil produced at the plant through normal and established markets, including local, regional and national markets. Our products are primarily shipped by rail and by truck in our local market. We have separate marketing agreements with RPMG for our ethanol, distillers grains and corn oil. Whether or not our products are sold in local markets will depend on decisions made by RPMG, except for the E85/E30 and the modified distillers grains which we internally market locally. Local markets are evaluated on a case-by-case basis.

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

New Products and Services

    We started selling industrial grade ethanol for sanitizer use during our 2020 fiscal year. We do not anticipate introducing any new products or services during our 2021 fiscal year.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 21.3 million bushels of corn during our 2020 fiscal year, or approximately 62,000 bushels per day, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

    During our 2020 fiscal year, we were able to secure sufficient corn to operate the plant and do not anticipate any problems securing enough corn during our 2021 fiscal year. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. During our 2020 fiscal year, corn prices have been lower than prior years, mainly due to concerns related to the COVID-19 pandemic. On October 9, 2020, the USDA released a report estimating the 2020 corn crop in the United States at approximately 14.7 billion bushels, up 8% from last year's production, with yields averaging 178.4 bushels per acre. The USDA forecasted area harvested for grain at 82.5 million acres, up 1% from 2019. We have not had difficulty securing the corn we require for our operations and we anticipate that we will be able to secure the corn we need to operate the ethanol plant during our 2021 fiscal year, although potentially at a higher price. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problem during our 2021 fiscal year.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

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

Water

    To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year.  We anticipate receiving adequate water supplies during our 2021 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. During our 2020 fiscal year, our primary sources of working capital were cash from our operations as well as our revolving line-of-credit with Cornerstone.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of October 21, 2020, the Renewable Fuels Association ("RFA") estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 17.6 billion gallons of ethanol annually. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include

Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 40% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,716	9.7%
POET Biorefining	1,805	10.2%
Valero Renewable Fuels	1,730	9.8%
Green Plains Renewable Energy	1,128	6.4%
Flint Hills Resources	840	4.8%
TOTAL	7,219	39.9%
        Updated: October 21, 2020

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. Further, in August 2017, Brazil instituted a quota and tariff on ethanol produced in the United States and exported to Brazil which decreased the amount of ethanol Brazil has available for export. Brazil increased the quota during our 2019 fiscal year which resulted in additional demand from Brazil. In December 2020, Brazil removed the import quota so all gallons of ethanol exported to Brazil from the

United States is subject to the Brazilian tariff. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

    Finally, many ethanol producers increased their production capacities through expansion projects which started becoming operational during our 2018 fiscal year. These expansion projects have increased the supply of ethanol in the market which has negatively impacted market ethanol prices and may continue to result in excess ethanol supply in the future. During our 2019 fiscal year, many ethanol producers reduced production or ceased production altogether due to unfavorable operating margins which somewhat offset the additional ethanol production from these expansion projects. During 2020, the ethanol industry was impacted by decreased gasoline and ethanol demand because of social distancing restrictions implemented because of the COVID-19 pandemic.

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

    The statutory RVO for all renewable fuels for 2018 was 19.29 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2018, the final RVO for 2019 was set at 19.92 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. The EPA has not yet released the proposed rule to set the renewable volume obligation for 2021.

During 2019 it came to light that the EPA was issuing waivers of the RVO obligations for certain small refineries. These small refinery waivers resulted in significant decreases in ethanol demand during 2018 and 2019 which are below the RVO requirements. Many in the ethanol industry believe these waivers did not meet the standards set out in the RFS. The ethanol industry has been pushing to EPA and the Trump administration to reverse the effects of these small refinery waivers which we believe contributed to poor operating margins starting in 2018 and continuing through our 2020 fiscal year. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years.

    Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States in most years is approximately 143 billion gallons per year. Gasoline demand was lower in 2020 due to the COVID-19 pandemic. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum domestic demand for ethanol is approximately 14.3 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2020 fiscal year, we incurred costs and expenses of approximately $54,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal has reduced our environmental compliance costs.

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

    In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. In September 2019, the Brazilians increased the tariff free import quota from 600 million liters to 750 million liters. In December 2020, the tariff free quota was revoked and all U.S. ethanol now faces a 20% tariff when imported into Brazil. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and subsequently to 70%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term, despite recent positive discussions. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Employees

As of December 18, 2020, we had 46 full-time employees. We anticipate that we will have approximately 47 full-time employees during the next 12 months.

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

Risks Relating to Our Business

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”). The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

COVID-19 or another pandemic may negatively impact our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 has resulted in significant uncertainty in many areas of our business. We do not know how long these conditions will last. This uncertainty is expected to negatively impact our operations. We may experience labor shortages if our employees are unable or unwilling to come to work. If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production. If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results. Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

    The EPA has issued small refinery waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery waivers, it reallocated the waived requirements to other refiners. The EPA under the Trump Administration was granting significantly more waivers than in the past and was not reallocating the waived amounts to other refiners. These actions have resulted in demand destruction starting in 2018 which has continued to result in reduced demand for ethanol. This reduction in ethanol demand has negatively impacted profitability in the ethanol industry. These small refinery waivers could be issued in future years which could impact ethanol demand.

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

    Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, tariffs and import quotas, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2021 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

    We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Management anticipates that we will be in compliance with our loan covenants in our Cornerstone loans. However, if we violate the terms of our credit agreement, Cornerstone could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans.

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

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States has recently benefited from additional exports of ethanol which may not continue to occur during our 2021 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2021 fiscal year, particularly if the EPA issues additional small refinery waivers from the RFS. If we experience excess ethanol supply, either due to increased ethanol production, lower ethanol demand or lower overall gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

    Distillers grains demand and prices have been negatively impacted by the Chinese anti-dumping duty. China was previously the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. Due to recent trade disputes between the United States and China we expect these tariffs to continue into our 2021 fiscal year. This reduction in demand has negatively impacted our ability to profitably operate the ethanol plant.

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

    Chinese ethanol tariffs could have a negative impact on ethanol prices. As a result of recent trade disputes between the United States and China, China imposed a 70% tariff on ethanol produced in the United States. This tariff has effectively closed the Chinese market for United States ethanol exports. China represents a significant potential source of demand for ethanol. Without access to the Chinese market, we may continue to experience excess ethanol supply which could negatively impact ethanol prices in the United States. These lower ethanol prices could negatively impact our ability to profitably operate the ethanol plant.

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

    Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45% and ultimately to 70%.  This tariff increase has had a negative impact on overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

ITEM 2. PROPERTIES

    Our ethanol plant is located just east of the city limits of Richardton, North Dakota, and just north and east of the entrance/exit ramps to Interstate I-94. The plant complex is situated inside a footprint of approximately 25 acres of land which is part of an approximately 135 acre parcel.  We acquired ownership of the land in 2004 and 2005. Included in the immediate campus area of the plant are perimeter roads, buildings, tanks and equipment. An administrative building and parking area are located approximately 400 feet from the plant complex.  During 2008, we purchased an additional 10 acre parcel of land that is adjacent to our current property.  Our rail unloading facility and storage site was built on this property. During our 2012 fiscal year, we purchased an additional approximately 110 acres of land that is adjacent to our current property. During our 2017 fiscal year, we purchased approximately 338 acres of land which we use as part of our rail yard allowing us to ship larger trains.

    The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.  The ethanol plant was placed in service in January 2007 and is in excellent condition and is capable of functioning in excess of its 50 million gallon name-plate production capacity.

During our 2020 fiscal year, all of our tangible and intangible property, real and personal, served as the collateral for our senior credit facility with Cornerstone Bank. Our senior credit facility is discussed in more detail under "ITEM 7. Management's Discussion and Analysis - Capital Resources."

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

    As of December 18, 2020, there were 932 holders of record of our Class A membership units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2019 1st	$1.25	$1.28	$1.27	45,000
2019 2nd	$—	$—	$—	—
2019 3rd	$1.00	$1.00	$1.00	80,000
2019 4th	$1.00	$1.00	$1.00	59,500
2020 1st	$1.03	$1.05	$1.04	80,000
2020 2nd	$0.85	$1.00	$0.90	140,000
2020 3rd	$0.90	$0.95	$0.95	43,000
2020 4th	$0.95	$0.95	$0.95	20,000

Distributions

    Our board of governors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

PERFORMANCE GRAPH

    The graph below matches the cumulative 5-Year total return of holders of Red Trail Energy, LLC's common membership units with the cumulative total returns of the NASDAQ Composite index and a customized peer group of eighteen companies that includes: Aemetis Inc., Amyris Inc., Benchmark Energy Corp, Celanese Corp, Cleantech Biofuels Inc., Data443 Risk Mitigation Inc., Glyeco Inc., Green Plains Inc., Greenbelt Resources Corp, Methes Energies International Ltd, New America Energy Corp, Newmarket Corp, Pacific Ethanol Inc., Rayonier Advanced Materials Inc., Renewable Energy Group Inc., Rex American Resources Corp, Sino United Worldwide Consolidated Ltd and Westlake Chemical Partners LP. The graph assumes that the value of the investment in our common membership units, in each index, and in the peer group (including reinvestment of dividends) was $100 on September 30, 2015 and tracks it through September 30, 2020.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of September 30, 2018, 2017 and 2016 and the selected income statement data and other financial data for the periods ended September 30, 2017 and 2016 have been derived from our audited financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of September 30, 2020 and 2019 and the selected statement of operations data and other financial data for the fiscal years ended September 30, 2020, 2019 and 2018 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	Years Ended
Statement of Operations Data:	September 30, 2020	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016
Revenues	$94,175,793	$103,697,726	$103,577,061	$109,609,359	$105,159,602

Cost of Goods Sold	90,134,689	104,690,474	106,713,199	102,061,933	97,414,865

Gross Profit (Loss)	4,041,104	(992,748)	(3,136,138)	7,547,426	7,744,737

General and Administrative	4,329,824	3,135,825	2,557,189	2,382,272	2,399,733

Operating Income (Loss)	(288,720)	(4,128,573)	(5,693,327)	5,165,154	5,345,004

Other Income (Expense)	295,308	385,884	554,156	3,199,696	558,757

Net Income (Loss)	$6,588	$(3,742,689)	$(5,139,171)	$8,364,850	$5,903,761

Weighted Average Units Outstanding - Basic	40,148,160	40,148,160	41,025,743	41,454,828	40,148,160

Weighted Average Units Outstanding - Diluted	40,148,160	40,148,160	41,025,743	41,454,828	40,148,160

Net Income (Loss) Per Unit - Basic and Diluted	$—	$(0.09)	$(0.13)	$0.20	$0.15

Balance Sheet Data:	September 30, 2020	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2016
Current Assets	$23,626,885	$21,504,778	$24,984,683	$29,645,105	$24,681,404

Net Property and Equipment	44,327,660	39,312,192	43,357,257	47,141,736	47,224,703

Total Assets	74,149,185	65,581,121	72,465,492	80,702,120	75,591,411

Current Liabilities	8,008,436	5,006,857	8,146,757	7,020,438	7,932,689

Long-Term Liabilities	5,559,896	—	—	2,921	5,538

Members' Equity	60,580,853	60,574,264	64,318,735	73,678,761	67,653,184

Book Value Per Unit	$1.51	$1.51	$1.57	$1.78	$1.69

Dividends Declared Per Unit	$—	$—	$0.07	$0.12	$0.10

* See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended September 30, 2020 and 2019

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2020 and 2019:

	Year Ended September 30, 2020		Year Ended September 30, 2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$94,175,793	100.00	$103,697,726	100.00
Cost of Goods Sold	90,134,689	95.71	104,690,474	100.96
Gross Profit (Loss)	4,041,104	4.29	(992,748)	(0.96)
General and Administrative Expenses	4,329,824	4.60	3,135,825	3.02
Operating (Loss)	(288,720)	(0.31)	(4,128,573)	(3.98)
Other Income (Expense)	295,308	0.31	385,884	0.37
Net Income (Loss)	$6,588	0.01	$(3,742,689)	(3.61)

    The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2020 and 2019:

	Year Ended September 30, 2020	Year Ended September 30, 2019
Production:
Ethanol sold (gallons)	56,510,517	63,401,876
Industrial ethanol sold (gallons)	1,130,347	—
Dried distillers grains sold (tons)	91,073	98,758
Modified distillers grains sold (tons)	109,691	127,310
Corn oil sold (pounds)	15,385,430	10,697,030
Revenues:
Ethanol average price per gallon (net of hedging)	$1.20	$1.27
Industrial ethanol average price per gallon	3.27	—
Dried distillers grains average price per ton	128.63	135.15
Modified distillers grains average price per ton	59.20	52.73
Corn oil average price per pound	0.24	0.23
Primary Inputs:
Corn ground (bushels)	21,346,380	22,641,392
Natural gas (MMBtu)	1,425,450	1,630,853
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$2.98	$3.56
Natural gas average price per MMBtu (net of hedging)	2.06	2.42
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.077	$0.080
Denaturant cost	0.030	0.034
Electricity cost	0.042	0.038
Direct labor cost	0.067	0.062

Revenue

    For our 2020 fiscal year, ethanol sales comprised approximately 76.1% of our revenues, distillers grains sales comprised approximately 19.4% of our revenues and corn oil sales comprised approximately 4.0% of our revenues. For our 2019 fiscal year, ethanol sales comprised approximately 77.7% of our revenues, distillers grains sales comprised approximately 19.3% of our revenues and corn oil sales comprised approximately 2.5% of our revenues.

    Our total revenue for our 2020 fiscal year was approximately 9.6% less compared to our 2019 fiscal year, however, our cost of goods sold was less during our 2020 fiscal year compared to our 2019 fiscal year which resulted in positive net income during the 2020 period compared to a net loss during the 2019 period.

    Ethanol

    The average price we received per gallon of ethanol sold was approximately 5.5% less during our 2020 fiscal year compared to our 2019 fiscal year. The ethanol industry struggled during both our 2020 fiscal year and 2019 fiscal year with lower ethanol prices due to decreased domestic demand. This decreased domestic demand was due to small refinery waivers from the ethanol use requirements under the RFS granted by the EPA which reduced the volume of ethanol which was required to be used in the United States. Early in 2020, lower oil prices resulted in decreased gasoline and ethanol prices. In addition, starting in March 2020, social distancing measures resulted in significant decreases in ethanol demand. Many states instituted social distancing measures which resulted in less gasoline demand as people stayed home to avoid infection. While we were able to maintain production due to commitments we had in place during our second quarter of 2020, we saw a 40% decrease in ethanol demand and a 32% decrease in ethanol price during that time due to the COVID-19 pandemic. While gasoline demand rebounded during our fourth quarter of 2020, management expects that recent increases in COVID-19 infections will result in decreased gasoline demand early in our 2021 fiscal year until an effective vaccine is widely available. As a result of the decreased gasoline demand, many ethanol producers have reduced production or have started to diversify their product offerings. Approximately 3.9% of our ethanol sales were from industrial alcohol sales made during our 2020 fiscal year due to shortages experienced early in the COVID-19 pandemic. These shortages may return during our 2021 fiscal year due to the resurgence of the COVID-19 pandemic. Management expects that these circumstances will result in additional uncertainty and volatility in the ethanol market during our 2021 fiscal year.

    We sold approximately 11.1% fewer gallons of ethanol during our 2020 fiscal year compared our 2019 fiscal year due to significantly lower gasoline demand due to the COVID-19 social distances measures which were implemented during our 2020 fiscal year. While gasoline demand rebounded later in our 2020 fiscal year, with recent increases in COVID-19 infections, management anticipates that gasoline demand will decrease which will have a correspondence impact on ethanol demand. These factors are expected to result in volatility during our 2021 fiscal year.

    We experienced a gain of approximately $383,000 related to our ethanol derivative instruments during our 2020 fiscal year which increased our revenue. We had no soybean oil derivative instruments during our 2020 fiscal year. We held no ethanol or soybean oil derivative instruments during our 2019 fiscal year.

    Distillers Grains

    The average price we received for our dried distillers grains during our 2020 fiscal year was approximately 4.8% less than the average price we received during our 2019 fiscal year primarily due to lower average corn prices during our 2020 fiscal year which typically impacts distillers grains prices. The average price we received from our modified distillers grains during our 2020 fiscal year was approximately 12.3% more compared to our 2019 fiscal year due to stronger local demand for distillers grains. Our modified distillers grains are primarily sold in our local market. Management anticipates higher distillers grains prices during our 2021 fiscal year due to the decreased bushels of corn harvested in the fall of 2020 which is anticipated to result in higher market corn prices during our 2021 fiscal year. Further, if export demand for distillers grains increases during our 2021 fiscal year, it could result in significantly higher distillers grains prices.

    We produced approximately 7.0% fewer tons of dried distillers grains and approximately 16.4% fewer tons of modified distillers grains during our 2020 fiscal year compared to our 2019 fiscal year due to decreased overall production during our 2020 fiscal year because of market disruptions from COVID-19. We significantly reduced production during March and April 2020 which negatively impacted our production for the year. In addition, we produced more corn oil during the 2020 period which resulted in a net decrease in the total distillers grains we produced during the 2020 fiscal year. When we produce more corn oil, it results in fewer tons of distillers grains produced. We decide whether to produce dried distillers grains versus modified/wet distillers grains based on market conditions and the relative cost of producing each form of distillers grains.

Management anticipates that distillers grains production will remain at its current mix during our 2021 fiscal year unless distillers grains exports increase significantly which could favor producing more dried distillers grains.

    Corn Oil

    The average price we received for our corn oil was approximately 4.0% greater during our 2020 fiscal year compared to our 2019 fiscal year primarily due to additional corn oil demand from the biodiesel industry. In addition, due to reductions in the amount of ethanol produced during our 2020 fiscal year, the supply of corn oil in the market was lower during our 2020 fiscal year. On December 17, 2019, Congress renewed the biodiesel blenders' credit retroactively for 2019 and for a total of five years. This certainty for the biodiesel blenders' credit has positively impacted demand for corn oil during that time period which has supported market corn oil prices.

    Our corn oil sales increased by approximately 37.2% during our 2020 fiscal year compared to our 2019 fiscal year due to increased corn oil production per bushel of corn we ground. This increase in the amount of corn oil we produced per bushel of corn we ground was due to a change in chemicals used during the production process which resulted in more corn oil being extracted. Management anticipates that corn oil production will continue to be higher during our 2021 fiscal year.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and energy expenses. Our total cost of goods sold was approximately 14.0% less for our 2020 fiscal year compared to our 2019 fiscal year due primarily to lower corn and natural gas costs during our 2020 fiscal year.

Corn Costs

Our cost of goods sold related to corn was approximately 22.5% lower during our 2020 fiscal year compared to our 2019 fiscal year due to lower average corn costs per bushel along with slightly fewer bushels of corn used during our 2020 fiscal year. Our average cost per bushel of corn used, without including our derivative instrument gains and losses, was approximately 16.3% lower during our 2020 fiscal year compared to our 2019 fiscal year. Management attributes this decrease in corn costs to lower corn demand from the ethanol industry during our 2020 fiscal year. However, following the end of our 2020 fiscal year, corn prices have been increasing due to less corn harvested in the fall of 2020 which management expects will negatively impact corn prices during our 2021 fiscal year. Management believes that there will be sufficient corn in our local market to continue to operate the ethanol plant at capacity during our 2021 fiscal year but we may experience higher prices in order to purchase the corn we need. Our corn use decreased by approximately 5.7% during our 2020 fiscal year compared to our 2019 fiscal year due to decreased overall production at the ethanol plant. Management anticipates that we will use a comparable amount of corn in the future provided operating margins remain favorable.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At September 30, 2020, we had forward corn purchase contracts for various delivery periods through March 2021 for a total commitment of approximately $9.42 million for a total of approximately 2.8 million bushels of corn. We had a loss of approximately $455,000 related to our corn derivative instruments which increased our cost of goods sold during our 2020 fiscal year. We had a gain of approximately $4.4 million related to our corn derivative instruments during our 2019 fiscal year which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

    Natural Gas Costs

    Our total natural gas costs to operate the ethanol plant were lower for our 2020 fiscal year compared to our 2019 fiscal year due primarily to decreased natural gas costs per MMBtu during the 2020 period. Our average cost per MMBtu of natural gas was approximately 14.9% lower during our 2020 fiscal year compared to our 2019 fiscal year. Management believes this decrease in natural gas costs during our 2020 fiscal year was due to lower energy prices generally during our 2020 fiscal year. We used approximately the same amount of natural gas during both our 2020 fiscal year and our 2019 fiscal year. Management expects that natural gas prices will remain steady during our 2021 fiscal year unless we experience supply disruptions which impact the amount of natural gas available in the market, particularly during the winter months when natural gas demand for heating needs is higher.

General and Administrative Expenses

    Our general and administrative expense was higher during our 2020 fiscal year and our 2019 fiscal year due to increased labor and consulting costs related to the carbon capture and storage project which is designed to decrease the carbon intensity of our ethanol, making it more valuable in the California fuel market.

Other Income/Expense

    We had more interest income during our 2020 fiscal year compared to our 2019 fiscal year due to having more cash on hand during the 2020 period. Our other income was lower during our 2020 fiscal year compared to our 2019 fiscal year due to a lower capital account distribution from RPMG, our marketer.

Results of Operations for the Years Ended September 30, 2019 and 2018

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2019 and 2018:

	Year Ended September 30, 2019		Year Ended September 30, 2018
Statement of Operations Data	Amount	%	Amount	%
Revenues	$103,697,726	100.00	$103,577,061	100.00
Cost of Goods Sold	104,690,474	100.96	106,713,199	103.03
Gross Loss	(992,748)	(0.96)	(3,136,138)	(3.03)
General and Administrative Expenses	3,135,825	3.02	2,557,189	2.47
Operating Loss	(4,128,573)	(3.98)	(5,693,327)	(5.50)
Other Income (Expense)	385,884	0.37	554,156	0.54
Net Loss	$(3,742,689)	(3.61)	$(5,139,171)	(4.96)

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

    Our total revenue for our 2019 fiscal year was comparable to our 2018 fiscal year, however, our cost of goods sold was less during our 2019 fiscal year compared to our 2018 fiscal year which resulted in a smaller net loss during the 2019 period. The ethanol industry continued to struggle with ethanol demand destruction from EPA policies which limited domestic demand for ethanol along with foreign trade policies which impacted global distillers grains demand.

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

    Brazil increased its quota of ethanol that can be imported from the United States before a tariff is imposed which resulted in some additional export demand. However, China maintained its high ethanol tariffs which essentially eliminated China as an export market for United States ethanol.

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

    Distillers Grains

    The average price we received for our dried distillers grains during our 2019 fiscal year was approximately 2% greater than the average price we received during our 2018 fiscal year primarily due to increased corn prices during our 2019 fiscal year. The average price we received from our modified distillers grains during our 2019 fiscal year was approximately 14% less compared to our 2018 fiscal year due to weaker local demand for distillers grains. Our modified distillers grains were primarily sold in our local market.

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

Cost of Goods Sold

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

General and Administrative Expenses

    Our general and administrative expense was higher during our 2019 fiscal year and our 2018 fiscal year due to increased consulting fees and meeting expense. We entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol.

Other Income/Expense

    We had more interest income during our 2019 fiscal year compared to our 2018 fiscal year due to having more cash on hand during the 2019 period. Our other income was lower during our 2019 fiscal year compared to our 2018 fiscal year due to a loss on sale of corn that could not be used in the production process.
Changes in Financial Condition for the Year Ended September 30, 2020 and 2019

    Current Assets. We had more cash and equivalents on our balance sheet at September 30, 2020 compared to September 30, 2019 due to increased deferred corn payments at September 30, 2020 compared to September 30, 2019. We had less restricted cash at September 30, 2020 compared to September 30, 2019 as a result of having less cash deposited in our margin account with our commodities broker related to our risk management positions. We had less accounts receivable at September 30, 2020 compared to September 30, 2019 due primarily to the timing of payments from our product marketers at the end of our 2020 fiscal year compared to the end of our 2019 fiscal year. We had more inventory on hand at September 30, 2020 compared to September 30, 2019 due to more corn and finished goods inventory at September 30, 2020. Our increased finished goods inventory was higher due to the timing of ethanol shipments at the end of our 2020 fiscal year.

    Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at September 30, 2020 compared to September 30, 2019 due primarily to the start of construction on our carbon capture and storage project during our 2020 fiscal year. The carbon capture and storage project will inject CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol so it qualifies for the west coast clean fuels programs. The net value of our property, plant and equipment was lower at September 30, 2020 compared to September 30, 2019 due to depreciation.

    Other Assets. Our other assets were higher at September 30, 2020 than at September 30, 2019 due primarily to an accounting change we made for our lease agreements due to ASU No. 2016-02. ASU No. 2016-02 requires a lessee to recognize a right to use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater, therefore we now include an asset value for our leases along with a liability related to future lease payments.

    Current Liabilities. Our accounts payable was comparable at September 30, 2020 and at September 30, 2019. Our accrued expenses were higher at September 30, 2020 compared to September 30, 2019 due to having more accrued corn payables at September 30, 2020 compared to September 30, 2019. We had a larger accrued loss on our firm corn purchase commitments at September 30, 2020 compared to September 30, 2019. The current maturities of our long-term debt was higher at September 30, 2020 compared to September 30, 2019 due to increased borrowing for our carbon sequestration project. We received a loan pursuant to the Paycheck Protection Program ("PPP") a portion of which was included in our current liabilities. Due to a change in accounting treatment of leases, we included a liability related to the current portion of our operating leases at September 30, 2020 compared to September 30, 2019.

    Long-term Liabilities. We had more long-term liabilities at September 30, 2020 compared to September 30, 2019 due to borrowing for our carbon sequestration project and the PPP loan. Due to the different accounting treatment for leases, we had a long-term liability related to operating leases at September 30, 2020 compared to September 30, 2019.

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

Allowance for Doubtful Accounts

    Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Doubtful Accounts as of September 30, 2020 could impact net income by approximately $43,000 for our 2021 fiscal year.

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

Long Lived Assets

    Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized. The present values of finance lease obligations are classified as long-term debt and the related assets are included in property, plant and equipment. Amortization of equipment under finance leases is included in depreciation expense. Management does not believe it is reasonably likely that the valuation of its property, plant and equipment will change in any material manner in future estimates.

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

    The following table shows cash flows for the years ended September 30, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$3,292,949	$378,740
Net cash (used in) investing activities	(8,871,441)	(725,559)
Net cash provided by (used in) financing activities	6,168,912	(4,451)
Net increase (decrease) in cash	$590,420	$(351,270)
Cash and equivalents, end of period	$11,112,489	$10,522,069

Cash Flow from Operations

Our operations provided more cash during our 2020 fiscal year compared to our 2019 fiscal year due to net income we generated during the 2020 period compared to a net loss during the 2019 period. Our derivative instruments, accounts receivable and accounts payable positively impacted the cash generated by our operating activities during our 2020 fiscal year.

Cash Flow from Investing Activities

We used more cash for capital expenditures during our 2020 fiscal year compared to our 2019 fiscal year. During our 2020 fiscal year, we had capital expenditures primarily related to our carbon sequestration project. During our 2019 fiscal year, we had capital expenditures primarily related to improvements to our centrifuges and heat exchangers.

Cash Flow from Financing Activities

Our financing activities provided cash during our 2020 fiscal year due to increased cash from our debt instruments. We used cash during our 2019 fiscal year for lease repayments.

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

    The following table shows cash flows for the years ended September 30, 2019 and 2018:

	2019	2018
Net cash provided by operating activities	$378,740	$6,914,549
Net cash (used in) investing activities	(725,559)	(947,746)
Net cash (used in) financing activities	(4,451)	(4,223,472)
Net increase (decrease) in cash	$(351,270)	1,743,331
Cash and equivalents, end of period	$10,522,069	$10,873,339

Cash Flow from Operations

Our operations provided less cash during our 2019 fiscal year compared to our 2018 fiscal year. Changes in our inventory accounts receivable positively impacted the cash generated by our operating activities during the 2019 fiscal year.

Cash Flow from Investing Activities

We used less cash for capital expenditures during our 2019 fiscal year compared to our 2018 fiscal year. During our 2019 fiscal year we had capital projects related to the addition of a hammer mill and upgrades to the centrifuges. During our 2018 fiscal year we had capital expenditures related to a project to expand the cooling capacity of our beer mash exchangers.

Cash Flow from Financing Activities

We used less cash for financing activities during our our 2019 fiscal year compared to our 2018 fiscal year due to fewer distributions made during the 2019 fiscal year compared to the 2018 fiscal year. We used approximately $3 million during our 2019 fiscal year for distributions to our members compared to approximately $5 million during our 2018 fiscal year.

Capital Expenditures

    We had approximately $9.8 million in construction in progress as of September 30, 2020 related to our carbon capture and storage project. During the fiscal year ended September 30, 2020, we placed in service approximately $332,000 in capital projects.

Capital Resources

    On January 22, 2020, we entered into a series of loans with Cornerstone Bank ("Cornerstone"), described below.

Revolving Loan

On January 22, 2020, we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan is January 21, 2021. The Revolving Loan is secured by a lien on all of our assets. At September 30, 2020, we had $10 million available on the Revolving Loan. The variable interest rate on September 30, 2020 was 3.00%.

Construction Loan

On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The maturity date of the Construction Loan is June 1, 2021. The Construction Loan is secured by a lien on all of our assets. At September 30, 2020, we had $7 million available on the Construction Loan. The variable interest rate on September 30, 2020 was 3.00%.

Paycheck Protection Program Loan

On April 16, 2020, we entered into a new $873,400 Paycheck Protection Program Loan (the "PPP Loan) with Cornerstone. Interest accrues on any outstanding balance on the PPP Loan at a rate of 1.0%. The maturity date of the PPP Loan is April 16, 2022. Under the terms of the loan, we may apply for forgiveness for all or a portion of the loan as designated under the PPP regulations. While we may apply for forgiveness of the PPP Loan in accordance with the requirements and limitations under the CARES Act and the SBA regulations and requirements, no assurance can be given that any portion of the PPP Loan will be forgiven. The Company believes that it used the entire PPP Loan amount for qualifying expenses and applied for forgiveness on October 31, 2020.

Ethanol Recovery Program

On July 13, 2020, we entered into a loan with the Bank of North Dakota Ethanol Recovery Program and Cornerstone for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of September 30, 2020 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We make monthly payments of approximately $74,000 per month with the balance outstanding on September 30, 2020 of approximately $5,300,000.

Contractual Obligations and Commercial Commitments

    We have the following contractual obligations as of September 30, 2020:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years
Corn purchases *	$9,420,534	$9,420,534
Water purchases	2,332,000	424,000	1,272,000	636,000
Operating lease obligations	1,008,677	364,862	643,815
Finance leases	18,917	4,508	13,729	680
Total	$12,780,128	$10,213,904	$1,929,544	$636,680

* - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2020 for basis contracts that had not yet been fixed.

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

    As of September 30, 2020, we had approximately 2.8 million bushels of corn under fixed price contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of September 30, 2020, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,143,200)
Corn	22,822,000	Bushels	10%	$(5,992,000)
Natural gas	1,664,000	MMBtu	10%	$(333,000)

    For comparison purposes, below is our analysis for our fiscal year ended September 30, 2019.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,946,000)
Corn	22,820,000	Bushels	10%	$(7,332,000)
Natural gas	1,664,000	MMBtu	10%	$(164,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Red Trail Energy, LLC (the Company) as of September 30, 2020 and 2019, and the related statements of operations, changes in members’ equity, and cash flows, for the years ended September 30, 2020, 2019, and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years ended September 30, 2020, 2019, and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as Red Trail Energy, LLC’s auditor since 2012.

Minneapolis, Minnesota
December 18, 2020

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2020	September 30, 2019

Current Assets
Cash and equivalents	$9,304,638	$8,565,038
Restricted cash	1,807,851	1,957,031
Accounts receivable, net, primarily related party	1,963,236	3,910,384
Commodities derivative instruments, at fair value	42,005	—
Inventory	10,137,872	6,962,825
Prepaid expenses	371,283	109,500
Total current assets	23,626,885	21,504,778

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	8,135,994	8,111,074
Plant and equipment and railroad	88,442,644	88,038,476
Construction in progress	9,805,770	455,825
	112,183,400	102,404,367
Less accumulated depreciation	67,855,740	63,092,175
Net property, plant and equipment	44,327,660	39,312,192

Other Assets
Right of use operating lease assets, net	1,008,677	—
Investment in RPMG	605,000	605,000
Patronage equity	4,540,963	4,119,151
Deposits	40,000	40,000
Total other assets	6,194,640	4,764,151

Total Assets	$74,149,185	$65,581,121

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2020	September 30, 2019

Current Liabilities
Accounts payable	$4,299,764	$4,331,521
Accrued expenses	1,937,555	598,209
Commodities derivative instruments, at fair value	—	8,875
Accrued loss on firm purchase commitments (see note 5)	130,000	68,000
Current maturities of notes payable	1,276,256	252
Current portion of operating lease liabilities	364,862	—
Total current liabilities	8,008,437	5,006,857

Long-Term Liabilities
Notes payable, less current maturities	4,916,081	—
Long-term operating lease liabilities	643,815	—
Total long-term liabilities	5,559,896	—
Commitments and Contingencies (Notes 5, 6, 8, 10 and 14)

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding on September 30, 2020 and 2019, respectively)	60,580,852	60,574,264

Total Liabilities and Members’ Equity	$74,149,185	$65,581,121

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018

Revenues, primarily related party	$94,175,793	$103,697,726	$103,577,061

Cost of Goods Sold
Cost of goods sold	89,676,395	104,479,424	106,193,402
Lower of cost or net realizable value adjustment	241,294	119,050	307,797
Loss on firm purchase commitments	217,000	92,000	212,000
Total Cost of Goods Sold	90,134,689	104,690,474	106,713,199

Gross Profit (Loss)	4,041,104	(992,748)	(3,136,138)

General and Administrative Expenses	4,329,824	3,135,825	2,557,189

Operating Loss	(288,720)	(4,128,573)	(5,693,327)

Other Income (Expense)
Interest income	117,143	116,922	71,427
Other income	187,626	268,974	482,777
Interest expense	(9,461)	(12)	(48)
Total other income (expense), net	295,308	385,884	554,156

Net Income (Loss)	$6,588	$(3,742,689)	$(5,139,171)

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	41,025,743

Diluted	40,148,160	40,148,160	41,025,743

Net Income (Loss) Per Unit
Basic	$—	$(0.09)	$(0.13)

Diluted	$—	$(0.09)	$(0.13)

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Years Ended September 30, 2020, 2019 and 2018

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Retained Earnings	Units	Amount	Total Member Equity

Balances - September 30, 2017	41,466,340	40,362,775	75,541	33,399,985	140,000	(159,540)	73,678,761
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	(1,318,180)	(1,318,180)	—	—	—	—	(1,318,180)
Distribution	—	—	—	(2,902,675)	—	—	(2,902,675)
Net Income (Loss)	—	—	—	(5,139,171)	—	—	(5,139,171)

Balances - September 30, 2018	40,148,160	39,044,595	75,541	25,358,139	140,000	(159,540)	64,318,735
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(1,782)	—	—	(1,782)
Net Income (Loss)	—	—	—	(3,742,689)	—	—	(3,742,689)

Balances - September 30, 2019	40,148,160	$39,044,595	$75,541	$21,613,668	140,000	$(159,540)	$60,574,264
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	—	—	—	—
Net Income	—	—	—	6,588	—	—	6,588

Balances - September 30, 2020	40,148,160	39,044,595	75,541	21,620,256	140,000	(159,540)	60,580,852
(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities
Net income (loss)	$6,588	$(3,742,689)	$(5,139,171)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,799,667	4,766,966	4,732,225
Loss on disposal of fixed assets	(26,213)	3,659	—
Change in fair value of derivative instruments	(50,880)	(2,236,775)	1,312,338
Accrued purchase commitment losses	62,000	(136,000)	199,000
Lower of cost or net realizable value adjustment	241,294	119,050	307,797
Loss on firm purchase commitments	217,000	92,000	212,000
Noncash patronage equity	(421,812)	(640,599)	(208,273)
Change in operating assets and liabilities:
Accounts receivable, net, primarily related party	1,947,148	(881,070)	1,029,913
Other receivables	—	—	8,764
Inventory	(3,633,340)	3,797,180	4,922,889
Prepaid expenses	(261,783)	1,474	(77,610)
Accounts payable and accrued expenses	413,280	(764,456)	(385,323)
Net cash provided by operating activities	3,292,949	378,740	6,914,549

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	75,827	18,295	—
Capital expenditures	(8,947,268)	(743,854)	(947,746)
Net cash (used in) investing activities	(8,871,441)	(725,559)	(947,746)

Cash Flows from Financing Activities
Dividends paid	—	(1,782)	(2,902,675)
Unit repurchases	—	—	(1,318,180)
Proceeds from notes payable	6,285,638	—	—
Debt and finance lease repayments	(116,726)	(2,669)	(2,617)
Net cash provided by (used in) financing activities	6,168,912	(4,451)	(4,223,472)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	590,420	(351,270)	1,743,331
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	10,522,069	10,873,339	9,130,008
Cash, Cash Equivalents and Restricted Cash - End of Period	$11,112,489	$10,522,069	$10,873,339

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$9,304,638	$8,565,038	$4,573,858
Restricted Cash	1,807,851	1,957,031	6,299,481
Total Cash, Cash Equivalents and Restricted Cash	$11,112,489	$10,522,069	$10,873,339

Supplemental Disclosure of Cash Flow Information
Interest paid	$9,461	$12	$3,721
Noncash Investing and Financing Activities
Finance lease asset acquired	$23,173	$—	$—
Operating lease asset acquired	$168,300	$—	$—
Capital expenditures in accounts payable	$894,307	$—	$—
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

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

Investment in RPMG

RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We own approximately 5.9% of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer. The Company accounts for the investment in RPMG at cost minus impairment.

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

For sales of modified distiller's grains and industrial ethanol, credit is extended based on evaluation of a customer's financial condition and collateral is not required. Accounts receivable are due 30 days from the invoice date. Accounts outstanding longer than the contractual payment terms are considered past due. Internal follow up procedures are followed accordingly. Interest is charged on past due accounts.

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of $429,633 and $307,169 at September 30, 2020 and 2019, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

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

Long-lived Assets

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized. The present

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

values of finance lease obligations are classified as a liability and the related assets are included in property, plant and equipment. Amortization of equipment under finance leases is included in depreciation expense.

Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years
Land improvements	15	30
Buildings	10	40
Plant and equipment	7	20
Railroad	10	30

Depreciation expense included in cost of goods sold is $4,722,077 for the year ended September 30, 2020, $4,691,891 for the year ended September 30, 2019 and $4,667,388 for the year ended September 30, 2018. Depreciation expense included in general and administrative expenses is $77,590 for the year ended September 30, 2020, $75,075 for the year ended September 30, 2019, and $64,837 for the year ended September 30, 2018.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2020 and 2019 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

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

Recently Issued Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 in fiscal year 2021. The Company does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

Recently Adopted Accounting Pronouncements

    Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification 606 ("ASC 606"), “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. Effective October 1, 2018, the Company adopted ASC 606 for all of its contracts using the modified retrospective approach. The October 1, 2018 accounts receivable balance was $3,029,314. See note 3.

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

Effective October 1, 2018 the Company retrospectively adopted ASU No. 2016-18. As a result, net cash used in operating activities for the twelve months ended September 30, 2019 and 2018 were adjusted to exclude the change in restricted cash and deceased the previously reported balances by approximately $393,000 and $393,000 respectively. Also the previously reported cash and cash equivalent balances were adjusted to include restricted cash and have increased by approximately $1,957,000 and $6,299,000 for the twelve months ended September 30, 2019 and 2018, respectively.

    Lease Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (topic 842)" which requires a lessee to recognize a right to use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, included interim periods within those years with early adoption permitted. Effective October 1, 2019 the Company adopted ASU No. 2016-02 using the modified retrospective approach. See note 8 for current operating and financing lease commitments.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2020.

2. CONCENTRATIONS

Coal and Natural Gas

In previous years coal was an important input to our manufacturing process. During the second quarter of our 2015 fiscal year we converted the energy source for our ethanol plant to natural gas. As a result, we do not anticipate using coal to fire the ethanol plant in the future and changes in the price or availability of coal will not impact our operations. However, we maintain the equipment necessary to operate the ethanol plant using coal as the fuel source which management believes could benefit us in the future, especially if natural gas prices increase or natural gas is not available at the ethanol plant. The Company signed a

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

sales agreement with Rainbow Gas Company to supply natural gas to the plant through October 2021. The Company's intentions are to run the plant on natural gas and renew the supply agreement with its current natural gas supplier.

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol, DDGS and corn oil. RPMG purchases 100% of the ethanol, DDGS and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 85% of the Company's outstanding trade receivables balance at both September 30, 2020 and 2019. Approximately 93%, 93%, and 97% of revenues are comprised of sales to RPMG for the years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively.

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

Revenue by Source

The following table disaggregates revenue by major source for the three and twelve months ended September 30, 2020 and 2019.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

Revenues	For the twelve months ended September 30, 2020 (audited)	For the twelve months ended September 30, 2019 (audited)	For the twelve months ended September 30, 2018 (audited)
Ethanol, E85 and Industrial Ethanol	$71,785,439	$80,552,074	$78,644,383
Distillers Grains	18,209,005	20,060,802	21,245,053
Syrup	353,583	381,301	317,797
Corn Oil	3,631,755	2,507,184	3,174,360
Other	196,011	196,365	195,468
Total revenue from contracts with customers	$94,175,793	$103,697,726	$103,577,061

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

As of:	September 30, 2020				September 30, 2019
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	30	1,260,000	bushels	$104,068	—	—	bushels	$—
Corn options	83	415,000	bushels	(62,063)	30	150,000	bushels	(8,875)
Total fair value				$42,005				$(8,875)

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2020 and September 30, 2019:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2020	Asset	Liability
Commodity derivative instruments, at fair value	$42,005
Total derivatives not designated as hedging instruments for accounting purposes	$42,005	$—

Balance Sheet - as of September 30, 2019	Asset	Liability
Commodity derivative instruments, at fair value	$—	$8,875
Total derivatives not designated as hedging instruments for accounting purposes	$—	$8,875

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2020	Amount of gain (loss) recognized in income during the year ended September 30, 2019	Amount of gain (loss) recognized in income during the year ended September 30, 2018
Corn derivative instruments	Cost of Goods Sold	$(455,197)	$4,415,168	$(2,027,322)
Ethanol derivative instruments	Revenue	382,757	—	—
Soybean oil derivative instruments	Revenue	—	—	1,800
Natural gas derivative instruments	Cost of Goods Sold	(31,860)	520	—
Total		$(104,300)	$4,415,688	$(2,025,522)

5. INVENTORY
Inventory is valued at lower of cost or net realizable value. Inventory values as of September 30, 2020 and September 30, 2019 were as follows:

As of	September 30, 2020	September 30, 2019
Raw materials, including corn, chemicals and supplies	$4,031,086	$2,679,126
Work in process	765,673	956,509
Finished goods, including ethanol and distillers grains	3,914,117	1,459,561
Spare parts	1,426,996	1,867,629
Total inventory	$10,137,872	$6,962,825

Lower of cost or net realizable value adjustments for the years ended September 30, 2020, and 2019 and 2018 were as follows:

	For the year ended September 30, 2020	For the year ended September 30, 2019	For the year ended September 30, 2018
Loss on firm purchase commitments	$217,000	$92,000	$212,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	241,294	119,050	307,797
Total loss on lower of cost or market adjustments	$458,294	$211,050	$519,797

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2020 and 2019, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $217,000 and $92,000 for the fiscal years ended September 30, 2020 and 2019, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $241,294 and $119,050 for the fiscal years ended September 30, 2020 and 2019, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or net realizable value adjustment” on the statements of operations.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

6. BANK FINANCING

On October 1, 2019, the Company terminated our $7 million Revolving Loan with U.S. Bank National Association ("U.S. Bank"). The maturity date of the Revolving Loan was May 31, 2020. The Company's ability to draw funds on the Revolving Loan was subject to a borrowing base calculation as set forth in the Credit Agreement.

On January 22, 2020, the Company entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). The Revolving Loan replaced a similar loan the Company had with U.S. Bank National Association. The maturity date of the Revolving Loan is January 21, 2021. At September 30, 2020, the Company had $10 million available on the Revolving Loan. The Company had $0 drawn on the Revolving Loan as of September 30, 2020. The variable interest rate on September 30, 2020 was 3.00%.

On January 22, 2020, the Company entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone. The maturity date of the Construction Loan is June 1, 2021. At September 30, 2020, the Company had $7 million available on the Construction Loan. The variable interest rate on September 30, 2020 was 2.05%.

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone. The maturity date of the PPP Loan is April 16, 2022. The fixed interest rate on September 30, 2020 was 1%. Under the terms of the loan, the Company may apply for forgiveness under the PPP regulations if the Company uses the proceeds of the loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the entire PPP Loan amount for qualifying expenses and applied for forgiveness on October 31, 2020, but we can provide no assurance that we will be able to gain forgiveness for all or any portion of the loan. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020 and allows for the amendment of the maturity date on existing loans from two years to five years.

On July 13, 2020 the Company received a loan through the Bank of North Dakota Ethanol Recovery Program and Cornerstone Bank for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate on September 30, 2020 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.
The Company's loans are secured by a lien on substantially all of the assets of the Company.

Schedule of debt maturities for the twelve months ended September 30	Totals
2021	$1,276,256
2022	1,017,870
2023	751,634
2024	780,263
2025	2,366,314
Total	$6,192,337

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and September 30, 2019, respectively.

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2020	Fair Value as of September 30, 2020	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$42,005	$42,005	$42,005	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2019	Fair Value as of September 30, 2019	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$8,875	$8,875	$8,875	$—	$—

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

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the twelve months ended September 30, 2020, the Company's estimated discount rate was 3.55%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains lease at inception. The Company's leases have remaining lease terms of approximately 1 year to 4 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At September 30, 2020, the weighted average remaining lease term is 3 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $701,000 for the year ended September 30, 2020, $656,000 for the year ended September 30, 2019 and $625,000 for the year ended September 30, 2018.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

Equipment under financing leases consists of office equipment and plant equipment. Equipment under financing leases is as follows at:

As of	September 30, 2020	September 30, 2019
Equipment	$493,414	$483,488
Less accumulated amortization	(172,944)	(162,940)
Net equipment under finance lease	$320,470	$320,548

At September 30, 2020, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the years ending September 30:

	Operating Leases	Financing Leases
2021	$364,862	$4,508
2022	323,735	4,542
2023	261,496	4,576
2024	58,584	4,611
2025	—	680
Total minimum lease commitments	$1,008,677	18,917
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of notes payable on the balance sheet		$18,917

9. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2020 and 2019, there were 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 treasury units as of September 30, 2020 and 2019, respectively.

Total units authorized are 40,288,160 and 40,288,160 as of September 30, 2020 and 2019.

Unregistered Units Sales by the Company.

On October 10, 2016, the Company issued two of the Company's membership units to Bismarck Land Company, LLC as part of the consideration for the acquisition of 338 acres of land adjacent to the ethanol plant that the Company will use to expand its rail yard. The membership units were issued pursuant to the exemption from registration set forth in Regulation D, Rule 506(b), as Bismarck Land Company, LLC is an accredited investor.

Unit Purchases By the Company.

In June 2018, 1,318,180 Units were purchased other than through a publicly announced plan or program, pursuant to a Membership Unit Repurchase Agreement, a private transaction between the Company and a Member.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments

Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2020, the Company had various fixed price contracts for the purchase of approximately 2.8 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $9.42 million related to the 2.8 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net proceeds received by the company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. The Company has paid Bismarck Land Company, LLC $28,315 as of September 30, 2020.

Carbon Capture and Storage Project

The Company has entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company has committed to fund up to $950,000 for this research. The Company has paid $949,631 as of September 30, 2020.

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $134,000, $136,000, and $165,000 to the 401k plan for the years ended September 30, 2020 and 2019, and 2018, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

		September 30, 2020	September 30, 2019
Balance Sheet
Accounts receivable		$1,777,576	$3,695,462
Accounts Payable		188,457	298,638
Accrued Expenses		650,833	41,643

	For the year ended September 30, 2020	For the year ended September 30, 2019	For the year ended September 30, 2018
Statement of Operations
Revenues	$83,637,691	$96,889,681	$98,034,117
Cost of goods sold	2,013,630	1,045,804	34,753
General and administrative	166,991	216,331	144,496
Other income /expense	119,825	267,111	140,539

Inventory Purchases	$21,095,195	$15,770,447	$23,918,419

13. SUBSEQUENT EVENTS

On October 31, 2020, the Company applied for PPP Loan forgiveness with Cornerstone. See Note 6.

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

The Company anticipates that the results of operations during fiscal 2021 will be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn due to the large amount of prevent plant acres in North Dakota for the 2020 crop year, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and decreased ethanol demand due to travel restrictions during the COVID-19 pandemic.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2020, 2019 and 2018

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Year Ended September 30, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,340,913	$23,638,144	$22,670,742	$21,525,994
Gross profit (loss)	(498,570)	(2,369,704)	3,449,833	3,459,545
Operating income (loss)	(1,298,075)	(3,394,168)	2,177,135	2,226,388
Net income (loss)	(1,251,913)	(3,235,994)	2,204,564	2,289,931
Net income (loss) per unit-basic and diluted	(0.03)	(0.08)	0.05	0.06

Year Ended September 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,909,136	$26,231,799	$26,302,894	$25,253,895
Gross profit (loss)	1,047,795	(1,021,966)	1,666,581	(2,685,158)
Operating income (loss)	372,910	(1,677,846)	775,279	(3,598,916)
Net income (loss)	402,844	(1,423,308)	817,986	(3,540,211)
Net income (loss) per unit-basic and diluted	0.01	(0.04)	0.02	(0.09)

Year Ended September 30, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,122,856	$26,366,732	$28,726,715	$22,360,758
Gross profit (loss)	(1,699,405)	2,167,320	570,900	(4,174,953)
Operating income (loss)	(2,415,316)	1,382,312	(40,106)	(4,620,217)
Net income (loss)	(1,984,666)	1,422,174	62,259	(4,638,938)
Net income (loss) per unit-basic and diluted	(0.05)	0.03	—	(0.11)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Gerald Bachmeier, and Chief Financial Officer ("CFO"), Jodi Johnson, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2020.  Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

    Under the supervision and with the participation of our managment, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2020 based upon Internal Control-Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during our fourth quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

    The Company's management, including the Company’s CEO and CFO, does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.  These inherent limitations include the following:

•Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

    Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.    OTHER INFORMATION

    None.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference in the definitive proxy statement from our 2021 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2020 fiscal year end. This proxy statement is referred to in this report as the "2021 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

    Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Financial Statements

The financial statements appear beginning at page 34 of this report.

(2)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)Exhibits

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
Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.38	Third Amended and Restated Revolving Credit Note between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015	Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.39	Fifth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015	Filed as Exhibit 10.5 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.40	CEO Employment Agreement	Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2017 and incorporated by reference herein.
10.41	Promissory Note - 10 Million between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.	Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.42	Promissory Note - 7 Million between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.	Filed as Exhibit 10.2 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.43	Commercial Security Agreement between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.	Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.

10.44	Business Loan Agreement between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101	The following financial information from Red Trail Energy, LLC's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2020 and 2019, (ii) Statements of Operations for the fiscal years ended September 30, 2020, 2019 and 2018, (iii) Statement of Changes in Members' Equity; (iv) Statements of Cash Flows for the fiscal years ended September 30, 2020, 2019 and 2018, and (v) the Notes to Financial Statements.**

(+) Confidential Treatment Requested.
(X) Filed herewith.
(**) Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 18, 2020	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 18, 2020	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 18, 2020	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 18, 2020	/s/ Jodi Johnson
Jodi Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 18, 2020	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 18, 2020	/s/ Anthony Mock
Anthony Mock, Governor

Date:	December 18, 2020	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 18, 2020	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 18, 2020	/s/ Mike Appert
Mike Appert, Governor

Date:	December 18, 2020	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 18, 2020	/s/ William A. Price
William A. Price, Governor