Form 10-Q
period 2020-12-31
RED TRAIL ENERGY, LLC
filed 2021-02-12
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	December 31, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

	COMMISSION FILE NUMBER	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 12, 2021, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2020	September 30, 2020
	(Unaudited)
Current Assets
Cash and equivalents	$7,438,170	$9,304,638
Restricted cash - margin account	2,131,720	1,807,851
Accounts receivable, net, primarily related party	1,858,747	1,963,236
Commodities derivative instruments, at fair value (see note 3)	270,125	42,005
Inventory	9,556,854	10,137,872
Prepaid expenses	968,094	371,283
Total current assets	22,223,710	23,626,885

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	8,135,994	8,135,994
Plant and equipment	88,497,833	88,442,644
Construction in progress	14,962,665	9,805,770
	117,395,484	112,183,400
Less accumulated depreciation	69,059,927	67,855,740
Net property, plant and equipment	48,335,557	44,327,660

Other Assets
Right of use operating lease assets, net	983,528	1,008,677
Investment in RPMG	605,000	605,000
Patronage equity	4,540,963	4,540,963
Deposits	40,000	40,000
Total other assets	6,169,491	6,194,640

Total Assets	$76,728,758	$74,149,185

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2020	September 30, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$5,120,272	$4,299,764
Accrued expenses	1,558,770	1,937,555
Accrued loss on firm purchase commitments (see notes 4 and 8)	130,000	130,000
Customer deposits	69,208	—
Current maturities of notes payable	1,282,923	1,276,256
Current portion of operating lease liabilities	372,997	364,862
Total current liabilities	8,534,170	8,008,437

Long-Term Liabilities
Notes payable	4,737,511	4,916,081
Long-term operating lease liabilities	610,531	643,815
Total long-term liabilities	5,348,042	5,559,896
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	62,846,546	60,580,852

Total Liabilities and Members’ Equity	$76,728,758	$74,149,185

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$27,557,555	$26,340,913

Cost of Goods Sold
Cost of goods sold	23,640,426	26,740,778
Lower of cost or net realizable value adjustment	263,777	22,705
Loss on firm purchase commitments	—	76,000
Total Cost of Goods Sold	23,904,203	26,839,483

Gross Profit (Loss)	3,653,352	(498,570)

General and Administrative Expenses	1,409,536	799,505

Operating Income (Loss)	2,243,816	(1,298,075)

Other Income (Expense)
Interest income	23,266	39,277
Other income, net	11,896	6,976
Interest expense	(13,284)	(91)
Total other income, net	21,878	46,162

Net Income (Loss)	$2,265,694	$(1,251,913)

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160

Diluted	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$0.06	$(0.03)

Diluted	$0.06	$(0.03)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
Cash Flows from Operating Activities
Net income (loss)	$2,265,694	$(1,251,913)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,204,187	1,198,122
Change in fair value of derivative instruments	(228,120)	31,990
Lower of cost of net realizable value adjustment	263,777	22,705
Loss on firm purchase commitments	—	76,000
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	104,489	(246,755)
Inventory	317,242	(1,356,492)
Prepaid expenses	(596,811)	(484,314)
Accounts payable	718,110	(657,051)
Accrued expenses	(378,785)	1,900,093
Accrued loss on firm purchase commitments	—	76,000
Net cash provided by (used in) operating activities	3,669,783	(691,615)

Cash Flows from Investing Activities
Capital expenditures	(5,109,687)	(707,802)
Net cash used in investing activities	(5,109,687)	(707,802)

Cash Flows from Financing Activities
Customer deposits	69,208	—
Debt repayments	(171,903)	(1,149)
Net cash (used in) financing activities	(102,695)	(1,149)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,542,599)	(1,400,566)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,112,489	10,522,069
Cash, Cash Equivalents and Restricted Cash - End of Period	$9,569,890	$9,121,503

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$7,438,170	$6,999,650
Restricted cash	2,131,720	2,121,853
Total Cash, Cash Equivalents and Restricted Cash	$9,569,890	$9,121,503

Supplemental Disclosure of Cash Flow Information
Interest paid	$13,284	$91
Noncash Investing and Financing Activities
Finance lease asset acquired	—	23,173
Operating lease asset acquired	$71,192	$—
Capital expenditures in accounts payable	$102,398	$—

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2020

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2020, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2021.

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

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective October 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact of adoption for the fiscal year ended September 30, 2021. The Company expects the impact of adopting the new standard to be immaterial on an ongoing basis.

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
FOR THE PERIOD ENDED DECEMBER 31, 2020

2. REVENUE

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

Revenue by Source

The following table disaggregates revenue by major source for the three months ended December 31, 2020 and 2019.

Revenues	For the three months ended December 31, 2020 (unaudited)	For the three months ended December 31, 2019 (unaudited)
Ethanol, E85 and Industrial Ethanol	$21,133,349	$20,420,028
Distillers Grains	5,168,959	4,814,637
Syrup	123,273	92,359
Corn Oil	1,081,783	965,372
Other	50,191	48,517
Total revenue from contracts with customers	$27,557,555	$26,340,913

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

As of:	December 31, 2020 (unaudited)				September 30, 2020
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—	bushels	$—	30	1,260,000	bushels	$104,068
Corn options	400	2,000,000	bushels	$270,125	83	415,000	bushels	$(62,063)
Total fair value				$270,125				$42,005
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2020

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2020 and September 30, 2020:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2020 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$270,125	$—
Total derivatives not designated as hedging instruments for accounting purposes	$270,125	$—

Balance Sheet - as of September 30, 2020	Asset	Liability
Commodity derivative instruments, at fair value	$42,005	$—
Total derivatives not designated as hedging instruments for accounting purposes	$42,005	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended December 31, 2020 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2019 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$249,473	$104,683
Ethanol derivative instruments	Revenue	301,106	—
Natural gas derivative instruments	Cost of Goods Sold	1,410	(27,850)
Total		$551,989	$76,833

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of December 31, 2020 and September 30, 2020 were as follows:

As of	December 31, 2020 (unaudited)	September 30, 2020
Raw materials, including corn, chemicals and supplies	$3,476,834	$4,031,086
Work in process	894,920	765,673
Finished goods, including ethanol and distillers grains	3,722,358	3,914,117
Spare parts	1,462,742	1,426,996
Total inventory	$9,556,854	$10,137,872

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2020

Lower of cost or net realizable value adjustments for the three months ended December 31, 2020 and 2019 were as follows:

	For the three months ended December 31, 2020 (unaudited)	For the three months ended December 31, 2019 (unaudited)
Loss on firm purchase commitments	$—	$76,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$263,777	$22,705
Total loss on lower of cost or net realizable value adjustments	$263,777	$98,705

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2020, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, equaled approximated market price. Based on this information, the Company has no estimated loss on firm purchase commitments for the three months ended December 31, 2020 and a $76,000 estimated loss on firm purchase commitments for the three months ended December 31, 2019. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, further losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate on December 30, 2020 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

On January 22, 2020 we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). The Revolving Loan replaced a similar revolving loan we had with U.S. Bank National Association. The maturity date of the Revolving Loan is January 21, 2021. The Revolving Loan was renewed on February 1, 2021. The new maturity date of the Revolving Loan is January 31, 2022. At December 31, 2020, we had $10 million available on the Revolving Loan. The variable interest rate on December 31, 2020 was 3.00%.

On January 22, 2020, we entered into a $7 million construction loan (the "Construction Loan") with Cornerstone. The maturity date of the Construction Loan is June 1, 2021. At December 31, 2020, we had $7 million available on the Construction Loan. The variable interest rate on December 31, 2020 was 2.05%.

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone. The maturity date of the PPP Loan is April 16, 2022. The fixed interest rate on December 31, 2020 was 1.00%. Under the terms of the loan, the Company may apply for forgiveness under the PPP regulations if the Company uses the proceeds of the loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. The Company used the entire PPP Loan amount for qualifying expenses and applied for forgiveness on October 31, 2020. The Paycheck Protection Program Flexibility Act was signed into law on June 5, 2020 and allows for the amendment of the maturity date on existing loans from two years to five years. We received notice that the PPP loan was forgiven on January 20, 2021.
The Company's loans are secured by a lien on substantially all of the assets of the Company.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2020

Schedule of debt maturities for the twelve months ended September 30	Totals
2021	$1,282,923
2022	1,024,793
2023	758,825
2024	787,250
2025	2,166,643
Total	$6,020,434

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2020 (unaudited)	Fair Value as of December 31, 2020 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$270,125	$270,125	$270,125	$—	$—
Total	$270,125	$270,125	$270,125	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2020	Fair Value as of September 30, 2020	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$42,005	$42,005	$42,005	$—	$—
Total	$42,005	$42,005	$42,005	$—	$—

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

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2020, the Company's estimated discount rate was 3.00%. Operating lease expense is recognized on a straight-line basis over the lease term.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2020

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's leases have remaining lease terms of approximately 1 year to 4 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At December 31, 2020 the weighted average remaining lease term is 3 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $167,000 and $205,000 for the three months ended December 31, 2020 and 2019, respectively.

Equipment under financing leases consists of office equipment and plant equipment. Equipment under financing leases is as follows at:

As of	December 31, 2020	September 30, 2020
Equipment	$493,414	$493,414
Less accumulated amortization	(178,806)	(172,944)
Net equipment under financing lease	$314,608	$320,470

At December 31, 2020, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending December 31:

	Operating Leases	Financing Leases
2021	$372,997	$4,517
2022	349,454	4,551
2023	239,075	4,585
2024	22,002	4,141
2025	—	—
Thereafter	—	—
Total minimum lease commitments	$983,528	17,794
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$17,794

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2020, the Company had various fixed price contracts for the purchase of approximately 3.9 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $15.2 million related to the 3.9 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2020

revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. The Company has paid Bismarck Land Company, LLC $28,315 as of December 31, 2020.

Carbon Capture and Storage Project

The Company has entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company has committed to fund up to $950,000 for this research. The Company has incurred $949,631 as of December 31, 2020 which is recorded as consulting services under general and administrative expenses.

The Company has entered into an agreement with Salof LTD, Inc for the design, engineering, fabrication and start up of the CO2 capture and liquefaction facility for the carbon capture and storage project. The price of the system including all equipment and services is $11,845,000. The Company has paid $1,776,750 as of December 31,2020.

Industrial Alcohol Project

The Company has entered into an agreement with Praj Industries Limited to purchase a 25 million gallon per year Eco-Smart Distillation unit to produce USP grade alcohol. The price of the system is $2,659,500. The Company has paid $1,994,625 as of December 31, 2020.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	December 31, 2020 (unaudited)	September 30, 2020
Balance Sheet
Accounts receivable	$1,574,471	$1,777,576
Accounts payable	322,701	188,457
Accrued expenses	343,801	650,833

	For the three months ended December 31, 2020 (unaudited)	For the three months ended December 31, 2019 (unaudited)
Statement of Operations
Revenues	$25,123,933	$24,561,170
Cost of goods sold	381,644	602,869
General and administrative	30,301	41,304
Other income	2,410	—

Inventory Purchases	$2,387,648	$2,671,939

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2020

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

The Company anticipates that the results of operations during the remainder of fiscal year 2021 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and decreased ethanol demand due to travel restrictions during the COVID-19 pandemic.

11. MEMBER'S EQUITY

Changes in member's equity for the fiscal year ended September 30, 2020 and the three months ended December 31, 2020.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2019	$39,044,595	$75,541	$21,613,668	$(159,540)	$60,574,264
Net income (loss)	—	—	(1,251,913)	—	(1,251,913)
Balances December 31, 2019	$39,044,595	$75,541	$20,361,755	$(159,540)	$59,322,351
Distribution	—	—	—	—	—
Net income (loss)	—	—	(3,235,994)	—	(3,235,994)
Balances - March 31, 2020	$39,044,595	$75,541	$17,125,761	$(159,540)	$56,086,357
Net income (loss)			2,204,564		2,204,564
Balances - June 30, 2020	$39,044,595	$75,541	$19,330,325	$(159,540)	$58,290,921
Distribution
Net income (loss)			2,289,931		2,289,931
Balances - September 30, 2020	$39,044,595	$75,541	$21,620,256	$(159,540)	$60,580,852

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2020

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2020	$39,044,595	$75,541	$21,620,256	$(159,540)	$60,580,852
Net income (loss)	—	—	2,265,694	—	2,265,694
Balances - December 31, 2020	$39,044,595	$75,541	$23,885,950	$(159,540)	$62,846,546

12. SUBSEQUENT EVENTS

On January 20, 2021 we received notice that the PPP loan was forgiven, see note 5.

On February 1, 2021 the Company renewed the $10 million Revolving Loan with Cornerstone Bank, see note 5.

On February 1, 2021 the Company entered into a $28 million construction loan with Cornerstone for the carbon capture and storage project. The maturity date of the loan is January 31, 2022. The variable interest rate is 3.00%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2020, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•Reductions in the corn-based ethanol use requirement in the Federal Renewable Fuels Standard;
•Small refinery exemptions from the RFS granted by the EPA;
•Reduced gasoline demand due to the COVID-19 pandemic;
•Lower oil prices which result in lower ethanol prices;
•Negative operating margins which result from lower ethanol prices;
•Lower distillers grains prices which result from the Chinese anti-dumping and countervailing duty tariffs;
•Lower ethanol prices due to the Chinese ethanol tariff and the Brazilian ethanol tariff;
•Logistics difficulties preventing us from delivering our products to our customers;
•Fluctuations in the price and market for ethanol, distillers grains and corn oil;
•Availability and costs of products and raw materials, particularly corn and natural gas;
•Changes in the environmental regulations that apply to our plant operations and our ability to comply with such regulations;
•Ethanol supply exceeding demand and corresponding ethanol price reductions impacting our ability to operate profitably and maintain a positive spread between the selling price of our products and our raw material costs;
•Our ability to generate and maintain sufficient liquidity to fund our operations and meet our necessary capital expenditures;
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

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone Bank. On October 31, 2020, we applied for forgiveness of the PPP Loan. We received notice that the PPP loan was forgiven on January 20, 2021.

On February 1, 2021 we renewed our $10 million Revolving Loan with Cornerstone Bank.

On February 1, 2021 we entered into a $28 million construction loan with Cornerstone Bank for the carbon capture and storage project. The maturity date of the loan is January 31, 2022. The variable interest rate is 3.00%.

Results of Operations for the Three Months Ended December 31, 2020 and 2019

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020 (Unaudited)		Three Months Ended December 31, 2019 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$27,557,555	100.00	$26,340,913	100.00
Cost of Goods Sold	23,904,203	86.74	26,839,483	101.89
Gross Profit (Loss)	3,653,352	13.26	(498,570)	(1.89)
General and Administrative Expenses	1,409,536	5.11	799,505	3.04
Operating Income (Loss)	2,243,816	8.14	(1,298,075)	(4.93)
Other Income, net	21,878	0.08	46,162	0.18
Net Income (Loss)	$2,265,694	8.22	$(1,251,913)	(4.75)

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2020 and 2020.

	Three Months Ended December 31, 2020 (unaudited)	Three Months Ended December 31, 2019 (unaudited)
Production:
Ethanol sold (gallons)	16,456,397	15,014,837
Dried distillers grains sold (tons)	19,889	22,889
Modified distillers grains sold (tons)	38,583	30,293
Corn oil sold (pounds)	3,667,740	3,834,090
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.29	$1.36
Dried distillers grains average price per ton	138.16	129.90
Modified distillers grains average price per ton	62.75	60.79
Corn oil average price per pound	0.29	0.25
Primary Inputs:
Corn ground (bushels)	5,265,079	5,330,858
Natural gas (MMBtu)	374,822	357,329
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.26	$3.53
Natural gas average price per MMBtu (net of hedging)	2.47	2.30
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.074	$0.091
Denaturant cost	0.026	0.036
Electricity cost	0.045	0.050
Direct labor cost	0.065	0.072

Revenue

    Our revenue was greater in the first quarter of our 2021 fiscal year compared to the same period of our 2020 fiscal year primarily due to increased gallons of ethanol sold, partially offset by lower average ethanol prices per gallon. During the first quarter of our 2021 fiscal year, approximately 76.7% of our total revenue was derived from ethanol sales, approximately 18.8% was from distillers grains sales and approximately 3.9% was from corn oil sales. During the first quarter of our 2020 fiscal year, approximately 77.5% of our total revenue was derived from ethanol sales, approximately 18.3% was from distillers grains sales and approximately 3.7% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was lower during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year. Management attributes the decrease in the price we received for our ethanol during the first quarter of our 2021 fiscal year to lower gasoline demand and increased ethanol supply in the market. Gasoline demand was lower due to reduced travel from the COVID-19 pandemic. Management anticipates that as the COVID-19 vaccine is distributed, it will lead to additional gasoline demand which will positively impact ethanol prices. However, it may take some time for the effects of the COVID-19 pandemic to subside so we anticipate that the recovery will continue throughout our 2021 fiscal year. As a result, we do not expect ethanol prices to increase significantly in our second fiscal quarter of our 2021 fiscal year.
    We sold more gallons of ethanol during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year due to increased production at the ethanol plant during the 2021 period. Management attributes this increased production to improved operations at the ethanol plant which resulted in additional ethanol production during the first quarter of our 2021 fiscal year compared to the same period of our 2020 fiscal year. Production rates were slower during the first quarter of our 2020 fiscal year due to lower new crop corn availability from our producers. Management anticipates ethanol production to remain at its current rate unless profitability in the ethanol industry is negatively impacted by market conditions which may require us to reduce ethanol production levels. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability during our 2021 fiscal year.

    From time to time we enter into forward sales contracts for our products. At December 31, 2020, we experienced a gain of approximately $301,000 related to our ethanol derivative instruments which increased our revenue. We held no ethanol futures contracts for the first quarter of our 2020 fiscal year.

    Distillers Grains

    During the first quarter of our 2021 fiscal year, we sold a larger percentage of our distillers grains in the modified form compared to the same period of our 2020 fiscal year due to market conditions which favored modified distillers grains. In addition, the total volume of distillers grains we sold was greater during the first quarter of our 2021 fiscal year compared to the same period of our 2020 fiscal year due to increased overall production at the ethanol plant during the first quarter of our 2021 fiscal year. The average price we received for our modified distillers grains was higher during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year due to demand for modified distillers grains. The average price we received for our dried distillers grains was higher during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year. The price we received for our distillers grains remained strong despite decreases in the price of corn during the same periods. Management believes that this was due to a decreased supply of distillers grains in the market due to decreased ethanol production along with the fact that distillers grains have become an important part of the feed rations for our customers. Management anticipates distillers grains prices will remain steady during the rest of our 2021 fiscal year. Management anticipates relatively consistent distillers grains production going forward provided we can maintain favorable operating margins.

    Corn Oil

    The total pounds of corn oil we sold was lower during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year due to lower production from grinding lower quality corn. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2021 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our corn oil during the first quarter of our 2021 fiscal year was higher compared to the average price we received during the first quarter of our 2020 fiscal year. Recently, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry which has resulted in increased demand for corn oil which is frequently used as a feedstock to produce biodiesel.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was less for the first quarter of our 2021 fiscal year as compared to the first quarter of our 2020 fiscal year due primarily to lower corn costs per bushel and usage, partially offset by increased natural gas costs per MMBtu and use during the 2021 fiscal year.

Corn Costs

Our cost of goods sold related to corn was less for the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year due to lower average corn costs per bushel, without taking derivative instrument positions into account, along with decreased bushels of corn used to produce ethanol. For the first quarter of our 2021 fiscal year, we used approximately 1.2% fewer bushels of corn compared to the first quarter of our 2020 fiscal year due to improved corn to ethanol conversion during the first quarter of our 2021 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 7.4% less for the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year due to lower market corn prices during the first quarter of our 2021 fiscal year. In addition, during the first quarter of our 2021 fiscal year, we had a realized gain of approximately $249,000 for our corn derivative instruments which decreased our cost of goods sold related to corn. For the first quarter of our 2020 fiscal year, we had a realized gain of approximately $105,000 for our corn derivative instruments which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will increase during the rest of our 2021 fiscal year due to increased exports and less acres seeded in our geographical area based on the amount of prevent plant acres registered in North Dakota.

    Natural Gas Costs

    We consumed approximately 4.9% more MMBtu of natural gas during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year, due to increased production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 7.4% greater during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year due to having fewer hedged MMBtus during our 2021 fiscal year. Management anticipates natural gas supplies and prices will remain favorable during the rest of our 2021 fiscal year. We anticipate ordinary natural gas price premiums during the winter months due to increased natural gas demand for heating purposes.

General and Administrative Expenses

    Our general and administrative expenses were significantly higher for the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year primarily due to increased consulting services related to our carbon capture and storage project.

Other Income/Expense

    We had less interest income during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year due to having less cash on hand during our 2021 fiscal year. Our other income was greater during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year due to a gain on sale of used equipment no longer needed for operations. We had more interest expense during the first quarter of our 2021 fiscal year compared to the first quarter of our 2020 fiscal year due to increased borrowing on our loans which resulted in more accrued interest.

Changes in Financial Condition for the Three Months Ended December 31, 2020

    Current Assets. We had less cash and equivalents at December 31, 2020 compared to September 30, 2020 primarily due to cash we used for capital expenditures during the first quarter of our 2021 fiscal year. We had more restricted cash at December 31, 2020 compared to September 30, 2020 because we had more cash in our margin account associated with our hedging transactions. Due to the timing of payments from our marketers, we had less accounts receivable at December 31, 2020 compared to September 30, 2020. We had less inventory on hand at December 31, 2020 compared to September 30, 2020 due primarily to decreased raw materials and finished goods inventory at December 31, 2020 compared to September 30, 2020. Our prepaid expenses were greater at December 31, 2020 compared to September 30, 2020 due to a deposit to hold our natural gas contracts and an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment. The value of our property, plant and equipment was greater at December 31, 2020 compared to September 30, 2020 due to construction of our carbon capture and storage project and industrial alcohol project partially offset by regular depreciation of our assets during the first quarter of our 2021 fiscal year.

    Current Liabilities. Our accounts payable were higher at December 31, 2020 compared to September 30, 2020 due to having more deferred corn payments at December 31, 2020. Our accrued expenses were lower at December 31, 2020 compared to September 30, 2020 due to less basis contracts and deferred payments for corn deliveries at December 31, 2020 compared to September 30, 2020.

    Long-Term Liabilities. We had less notes payable at December 31, 2020 compared to September 30, 2020 due to payments we made on our long-term loans. We had a smaller long-term liability for our operating leases at December 31, 2020 due to amortization of our leases.

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

    The following table shows cash flows for the three months ended December 31, 2020 and 2019:

	December 31, 2020 (unaudited)	December 31, 2019 (unaudited)
Net cash provided by (used in) operating activities	$3,669,783	$(691,615)
Net cash (used in) investing activities	(5,109,687)	(707,802)
Net cash (used in) financing activities	(102,695)	(1,149)
Net (decrease) in cash	$(1,542,599)	$(1,400,566)
Cash, cash equivalents and restricted cash, end of period	$9,569,890	$9,121,503

Cash Flow from Operations

    Our operations provided more cash during the three months ended December 31, 2020 compared to the same period of our 2020 fiscal year due primarily to increased net income during the 2021 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the three months ended December 31, 2020 compared to the same period of our 2020 fiscal year. During the 2021 period, our primary capital expenditures were for our carbon capture and storage project.

Cash Flow from Financing Activities

Our financing activities used more cash during the three months ended December 31, 2020 compared to the same period of our 2020 fiscal year due to increased debt payments during the 2021 period.

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

Capital Expenditures

    The Company had approximately $15 million in construction in progress as of December 31, 2020 primarily relating to the carbon capture and storage project and industrial alcohol project.

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 21, 2021. On February 1, 2021, the Revolving Loan was renewed and the new maturity date is January 31, 2022. The Revolving Loan is secured by a lien on all of our assets. At December 31, 2020, we had $10 million available on the Revolving Loan. The variable interest rate on December 31, 2020 was 3.00%.

Construction Loan

    On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The maturity date of the Construction Loan is June 1, 2021. The Construction Loan is secured by a lien on all of our assets. At December 31, 2020, we had $7 million available on the Construction Loan. The variable interest rate on December 31, 2020 was 2.05%.

Paycheck Protection Program Loan

    On April 16, 2020, we entered into a new $873,400 Paycheck Protection Program Loan (the "PPP Loan') with Cornerstone Bank. Interest accrues on any outstanding balance on the PPP Loan at a rate of 1.0%. The maturity date of the PPP Loan is April 16, 2022. Under the terms of the loan, the Company may apply for forgiveness for all or a portion of the loan as designated under the PPP regulations. On October 31, 2020, we applied for forgiveness of the PPP Loan which forgiveness was received on January 20, 2021.

Ethanol Recovery Program

On July 13, 2020, we entered into a loan with the Bank of North Dakota Ethanol Recovery Program and Cornerstone for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of September 30, 2020 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We make monthly payments of approximately $74,000 per month with the balance outstanding on December 31, 2020 of approximately $5,300,000.

Significant Accounting Policies and Estimates

    We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. There has been no significant change in our critical accounting estimates since the end of our 2020 fiscal year. Effective October 1, 2020 the Company adopted ASU2016-13 using the modified retrospective approach. Effective October 1, 2019 the Company adopted ASU No. 2016-02 using the modified retrospective approach (see note 7).

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

    As of December 31, 2020, we had fixed corn purchase contracts for approximately 3,880,000 bushels of corn and we had corn futures and option contracts for approximately 2,000,000 bushels of corn.  As of December 31, 2020 we had an unrealized gain of approximately $270,000 related to our corn futures and option contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At December 31, 2020, we had no fixed ethanol sales contracts.

    We estimate that our corn usage will be between 21 million and 23 million bushels per calendar year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of December 31, 2020, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(7,668,000)
Corn	22,822,000	Bushels	10%	$(6,249,000)
Natural gas	1,664,000	MMBtu	10%	$(416,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

    There have been no material changes to the risk factors which were previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibits
10.1	Promissory Note - $28 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021
10.2	Promissory Note - $10 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101	The following financial information from Red Trail Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of December 31, 2020 and September 30, 2020, (ii) Statements of Operations for the three months ended December 31, 2020 and 2019, (iii) Statements of Cash Flows for the three months ended December 31, 2020 and 2019, and (iv) the Notes to Unaudited Condensed Financial Statements.**

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 12, 2021	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 12, 2021	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)