Form 10-Q
period 2021-03-31
RED TRAIL ENERGY, LLC
filed 2021-05-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 14, 2021, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2021	September 30, 2020
	(Unaudited)
Current Assets
Cash and equivalents	$1,088,451	$9,304,638
Restricted cash - margin account	3,063,907	1,807,851
Accounts receivable, net, primarily related party	6,166,428	1,963,236
Commodities derivative instruments, at fair value (see note 3)	281,219	42,005
Inventory	10,656,122	10,137,872
Prepaid expenses	794,366	371,283
Total current assets	22,050,493	23,626,885

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	8,135,994	8,135,994
Plant and equipment	88,555,610	88,442,644
Construction in progress	17,485,726	9,805,770
	119,976,322	112,183,400
Less accumulated depreciation	70,264,471	67,855,740
Net property, plant and equipment	49,711,851	44,327,660

Other Assets
Right of use operating lease assets, net	962,316	1,008,677
Investment in RPMG	605,000	605,000
Patronage equity	4,540,963	4,540,963
Deposits	40,000	40,000
Total other assets	6,148,279	6,194,640

Total Assets	$77,910,623	$74,149,185

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2021	September 30, 2020
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$1,687,447	$—
Accounts payable	1,300,649	4,299,764
Accrued expenses	3,254,366	1,937,555
Accrued loss on firm purchase commitments (see notes 4 and 8)	—	130,000
Customer deposits	4,245	—
Current maturities of notes payable	710,200	1,276,256
Current portion of operating lease liabilities	384,538	364,862
Total current liabilities	7,341,445	8,008,437

Long-Term Liabilities
Notes payable	4,262,814	4,916,081
Long-term operating lease liabilities	577,778	643,815
Total long-term liabilities	4,840,592	5,559,896
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	65,728,586	60,580,852

Total Liabilities and Members’ Equity	$77,910,623	$74,149,185

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$34,264,089	$23,638,144	$61,821,644	$49,979,057

Cost of Goods Sold
Cost of goods sold	28,138,486	25,765,259	51,778,912	52,506,038
Lower of cost or net realizable value adjustment	—	218,589	263,777	241,294
Loss on firm purchase commitments	—	24,000	—	100,000
Total Cost of Goods Sold	28,138,486	26,007,848	52,042,689	52,847,332

Gross Profit (Loss)	6,125,603	(2,369,704)	9,778,955	(2,868,275)

General and Administrative Expenses	910,163	1,024,464	2,319,699	1,823,968

Operating Income (Loss)	5,215,440	(3,394,168)	7,459,256	(4,692,243)

Other Income (Expense)
Interest income	17,366	29,112	40,632	68,389
Other income, net	873,832	129,103	885,728	136,079
Interest expense	(12,742)	(41)	(26,026)	(132)
Total other income, net	878,456	158,174	900,334	204,336

Net Income (Loss)	$6,093,896	$(3,235,994)	$8,359,590	$(4,487,907)

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$0.15	$(0.08)	$0.21	$(0.11)

Diluted	$0.15	$(0.08)	$0.21	$(0.11)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$8,359,590	$(4,487,907)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,408,731	2,398,567
Change in fair value of derivative instruments	(239,214)	484,213
Lower of cost of net realizable value adjustment	263,777	241,294
Loss on firm purchase commitments	—	100,000
Loan forgiveness	(873,400)	—
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	(4,203,192)	1,888,417
Inventory	(782,028)	(1,198,188)
Prepaid expenses	(423,083)	(442,306)
Customer deposits	4,245	—
Accounts payable	(2,999,114)	(2,768,920)
Accrued expenses	1,316,811	4,485,814
Accrued loss on firm purchase commitments	(130,000)	100,000
Net cash provided by operating activities	2,703,123	800,984

Cash Flows from Investing Activities
Capital expenditures	(7,792,922)	(1,136,257)
Net cash (used in) investing activities	(7,792,922)	(1,136,257)

Cash Flows from Financing Activities
Dividends paid	(3,211,856)	—
Disbursements in excess of bank balances	1,687,447	—
Debt repayments	(345,923)	(2,266)
Net cash (used in) financing activities	(1,870,332)	(2,266)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(6,960,131)	(337,539)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,112,489	10,522,069
Cash, Cash Equivalents and Restricted Cash - End of Period	$4,152,358	$10,184,530

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$1,088,451	$8,011,855
Restricted cash	3,063,907	2,172,675
Total Cash, Cash Equivalents and Restricted Cash	$4,152,358	$10,184,530

Supplemental Disclosure of Cash Flow Information
Interest paid	$26,026	$132
Noncash Investing and Financing Activities
Finance lease asset acquired	$—	$23,173
Operating lease asset acquired	81,729	—
Capital expenditures in accounts payable	$—	$22,373

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2021

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

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective October 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. As of March 31, 2021 there has been no impact of adoption for the fiscal year ended September 30, 2021. The Company expects the impact of adopting the new standard to be immaterial on an ongoing basis.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2021

2. REVENUE

Revenue Recognition

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the contract are met, which is when the customer obtains control of such products and typically occurs upon shipment depending on the terms of the underlying contracts. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver specified volumes of co-products over a contractual period of less than 12 months. In such instances, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue as control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

Revenue by Source

The following table disaggregates revenue by major source for the three and six months ended March 31, 2021 and 2020.

Revenues	For the three months ended March 31, 2021 (unaudited)	For the three months ended March 31, 2020 (unaudited)	For the six months ended March 31, 2021 (unaudited)	For the six months ended March 31, 2020 (unaudited)
Ethanol, E85 and Industrial Alcohol	$27,082,717	$17,681,007	$48,216,065	$38,101,035
Distillers Grains	5,516,430	4,915,655	10,685,389	9,730,292
Syrup	277,483	101,711	400,756	194,070
Corn Oil	1,342,459	892,664	2,424,243	1,858,036
Other	45,000	47,107	95,191	95,624
Total revenue from contracts with customers	$34,264,089	$23,638,144	$61,821,644	$49,979,057

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue, and classify such costs as a component of cost of goods sold.

3. DERIVATIVE INSTRUMENTS

Commodity Contracts

As part of its hedging strategy, the Company may enter into ethanol, soybean, soybean oil, natural gas and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales, corn oil sales, and corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol derivative fair market value gains or losses are included in the results of operations and are classified as revenue, and corn derivative changes in fair market value are included in cost of goods sold.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2021

As of:	March 31, 2021 (unaudited)				September 30, 2020
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—	bushels	$—	30	1,260,000	bushels	$104,068
Corn options	—	—	bushels	$—	83	415,000	bushels	$(62,063)
Ethanol futures	35	1,470,000	gal	$281,219	—	—	gal	$—
Total fair value				$281,219				$42,005
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2021 and September 30, 2020:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2021 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$281,219	$—
Total derivatives not designated as hedging instruments for accounting purposes	$281,219	$—

Balance Sheet - as of September 30, 2020	Asset	Liability
Commodity derivative instruments, at fair value	$42,005	$—
Total derivatives not designated as hedging instruments for accounting purposes	$42,005	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended March 31, 2021 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2020 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2021 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2020 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$449,237	$(372,856)	$698,710	$(268,174)
Ethanol derivative instruments	Revenue	494,044	25,464	795,151	25,464
Natural gas derivative instruments	Cost of Goods Sold	—	(4,010)	(1,410)	(31,860)
Total		$943,281	$(351,402)	$1,492,451	$(274,570)

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of March 31, 2021 and September 30, 2020 were as follows:

	March 31, 2021 (unaudited)	September 30, 2020
Raw materials, including corn, chemicals and supplies	$5,895,546	$4,031,086
Work in process	1,093,150	765,673
Finished goods, including ethanol and distillers grains	2,187,283	3,914,117
Spare parts	1,480,143	1,426,996
Total inventory	$10,656,122	$10,137,872

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2021

Lower of cost or net realizable value adjustments for the three and six months ended March 31, 2021 and 2020 were as follows:

	For the three months ended March 31, 2021 (unaudited)	For the three months ended March 31, 2020 (unaudited)	For the six months ended March 31, 2021 (unaudited)	For the six months ended March 31, 2020 (unaudited)
Loss on firm purchase commitments	$—	$24,000	$—	$100,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$218,589	$263,777	$241,294
Total loss on lower of cost or net realizable value adjustments	$—	$242,589	$263,777	$341,294

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2021, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, approximated market price. Based on this information, the Company has no estimated loss on firm purchase commitments for the six months ended March 31, 2021 and a $100,000 estimated loss on firm purchase commitments for the six months ended March 31, 2020. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate on March 31, 2021 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

On February 1, 2021 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). The maturity date of the Revolving Loan is January 31, 2022. At March 31, 2021, we had $10 million available under the Revolving Loan. The variable interest rate on March 31, 2021 was 3.00%.

On January 22, 2020, we entered into a $7 million construction loan (the "Construction Loan") with Cornerstone. The maturity date of the Construction Loan is June 1, 2021. At March 31, 2020, we had $7 million available under the Construction Loan. The variable interest rate on March 31, 2021 was 2.05%.

On February 1, 2021 we entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone for the carbon capture and storage project. The maturity date of the CCS Construction Loan is January 31, 2022. At March 31, 2021 we had $28 million available under the CCS Construction Loan. The variable interest rate on March 31, 2021 was 3.00%.

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone. The maturity date of the PPP Loan was April 16, 2022. The fixed interest rate on December 31, 2020 was 1.00%. Under the terms of the PPP Loan, the Company applied for forgiveness of the entire amount of the PPP Loan on October 31, 2020, in accordance with PPP regulations, which provided for the possibility of loan forgiveness because the Company used all proceeds of the PPP Loan for qualifying expenses in accordance with PPP requirements. The entire amount of the PPP Loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.
The Company's loans are secured by a lien on substantially all of the assets of the Company.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2021

Schedule of debt maturities for the twelve months ending March 31	Totals
2021	$710,200
2022	737,534
2023	765,624
2024	793,763
2025	1,965,893
Total	$4,973,014

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020, respectively.

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2021 (unaudited)	Fair Value as of March 31, 2021 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$281,219	$281,219	$281,219	$—	$—
Total	$281,219	$281,219	$281,219	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2020	Fair Value as of September 30, 2020	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$42,005	$42,005	$42,005	$—	$—
Total	$42,005	$42,005	$42,005	$—	$—

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

Upon the initial adoption of ASU No. 2016-02, the Company elected the following practical expedients allowable under the guidance: not to reassess whether any expired or existing contracts are or contain leases; not to reassess the lease classification for any expired or existing leases; not to reassess initial direct costs for any existing leases; not to separately identify lease and nonlease components; and not to evaluate historical land easements. Additionally, the Company elected the short-term lease exemption policy, applying the requirements of ASU No. 2016-02 to only long-term (greater than one year) leases.

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the six months ended March 31, 2021, the Company's estimated discount rate was 3.00%. Operating lease expense is recognized on a straight-line basis over the lease term.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2021

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to four years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At March 31, 2021 the weighted average remaining lease term was three years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $316,600 and $380,500 for the six months ended March 31, 2021 and 2020, respectively.

Equipment under financing leases consists of office equipment and plant equipment. At March 31, 2021 and September 30, 2020, equipment under financing leases was as follows:

	March 31, 2021	September 30, 2020
Equipment	$493,414	$493,414
Less accumulated amortization	(184,667)	(172,944)
Net equipment under financing lease	$308,747	$320,470

At March 31, 2021, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending March 31:

	Operating Leases	Financing Leases
2021	$384,538	$4,525
2022	370,911	4,559
2023	206,867	4,594
2024	—	2,989
Thereafter	—	—
Total minimum lease commitments	$962,316	16,667
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$16,667

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2021, the Company had various fixed price contracts for the purchase of approximately 2.4 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $11.9 million related to the 2.4 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2021

conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company had paid Bismarck Land Company, LLC $28,315 as of March 31, 2021.

Carbon Capture and Storage Project

On July 30, 2018, the Company entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting carbon dioxide ("CO2") from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company committed to fund up to $950,000 for this research. The Company had incurred $949,631 through the third quarter of the 2020 fiscal year which is recorded as consulting services under general and administrative expenses. The the commitment was fully paid as of March 31, 2021.

On October 1, 2020, the Company entered into an agreement with Salof LTD, Inc. for the design, engineering, fabrication and start up of the CO2 capture and liquefaction facility for the carbon capture and storage project. The price of the system including all equipment and services is $11,845,000. The Company had paid $2,961,250 as of March 31, 2021.

Industrial Alcohol Project

On October 6, 2020, the Company entered into an agreement with Praj Industries Limited to purchase a 25 million gallon per year Eco-Smart Distillation unit to produce United States Pharmacopeia ("USP") grade alcohol. The price of the system is $2,659,500, of which the Company had paid $2,306,920 as of March 31, 2021.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	March 31, 2021 (unaudited)	September 30, 2020
Balance Sheet
Accounts receivable	$5,568,722	$1,777,576
Accounts payable	121,208	188,457
Accrued expenses	888,141	650,833

	For the three months ended March 31, 2021 (unaudited)	For the three months ended March 31, 2020 (unaudited)	For the six months ended March 31, 2021 (unaudited)	For the six months ended March 31, 2020 (unaudited)
Statement of Operations
Revenues	$31,143,965	$21,133,682	$56,270,308	$45,694,852
Cost of goods sold	690,113	688,838	1,071,757	1,291,707
General and administrative	30,162	33,854	60,463	75,158
Other income	—	119,825	—	119,825

Inventory Purchases	$3,274,010	$5,730,635	$5,661,658	$8,402,574

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2021

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

During volatile market conditions, the Company experiences certain risks and uncertainties, which could have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States. Corn for the production process is supplied to the Plant primarily from local agricultural producers and from purchases on the open market. The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol and distillers grains and by the cost at which it is able to purchase corn for operations. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol, which has generally been selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS"), which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016, which were lower than the statutory requirements in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019 and 2020 RFS final rules. No final RFS has been established for 2021.

The Company anticipates that the results of operations during the remainder of fiscal year 2021 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and continued effects from decreased ethanol demand due to the travel restrictions that were implemented during the COVID-19 pandemic.

11. MEMBER'S EQUITY

Changes in member's equity for the six months ended March 31, 2021 and 2020.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2020	$39,044,595	$75,541	$21,620,256	$(159,540)	$60,580,852
Net income (loss)			2,265,694		2,265,694
Balances December 31, 2020	$39,044,595	$75,541	$23,885,950	$(159,540)	$62,846,546
Distribution			(3,211,856)		(3,211,856)
Net income (loss)			6,093,896		6,093,896
Balances - March 31, 2021	$39,044,595	$75,541	$26,767,990	$(159,540)	$65,728,586

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2021

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2019	$39,044,595	$75,541	$21,613,668	$(159,540)	$60,574,264
Net income (loss)			(1,251,913)		(1,251,913)
Balances - December 31, 2019	$39,044,595	$75,541	$20,361,755	$(159,540)	$59,322,351
Distribution			$—		$—
Net income (loss)			$(3,235,994)		$(3,235,994)
Balances - March 31, 2020	$39,044,595	$75,541	$17,125,761	$(159,540)	$56,086,357

12. SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2021, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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
•Continued economic impacts from the COVID-19 pandemic, including reduced gasoline demand;
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

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone Bank. On October 31, 2020, we applied for forgiveness of the PPP Loan. We received notice that the PPP loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.

On February 1, 2021 we renewed our $10 million Revolving Loan with Cornerstone Bank.

On February 1, 2021 we entered into a $28 million construction loan with Cornerstone Bank for the carbon capture and storage project. The maturity date of the loan is January 31, 2022. The variable interest rate is 3.00%.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021 (Unaudited)		Three Months Ended March 31, 2020 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$34,264,089	100.00	$23,638,144	100.00
Cost of Goods Sold	28,138,486	82.12	26,007,848	110.02
Gross Profit (Loss)	6,125,603	17.88	(2,369,704)	(10.02)
General and Administrative Expenses	910,163	2.66	1,024,464	4.33
Operating Income (Loss)	5,215,440	15.22	(3,394,168)	(14.36)
Other Income, net	878,456	2.56	158,174	0.67
Net Income (Loss)	$6,093,896	17.79	$(3,235,994)	(13.69)

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021 (unaudited)	Three Months Ended March 31, 2020 (unaudited)
Production:
Ethanol sold (gallons)	16,483,769	17,025,053
Dried distillers grains sold (tons)	12,362	17,211
Modified distillers grains sold (tons)	46,109	40,270
Corn oil sold (pounds)	3,417,860	3,955,060
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.64	$1.04
Dried distillers grains average price per ton	195.50	137.59
Modified distillers grains average price per ton	67.22	63.26
Corn oil average price per pound	0.39	0.23
Primary Inputs:
Corn ground (bushels)	5,187,455	5,962,768
Natural gas (MMBtu)	358,639	368,997
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.03	$3.06
Natural gas average price per MMBtu (net of hedging)	2.69	2.20
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.076	$0.063
Denaturant cost	0.031	0.033
Electricity cost	0.043	0.045
Direct labor cost	0.059	0.056

Revenue

    Our revenue was greater in the second quarter of our 2021 fiscal year compared to the same period of our 2020 fiscal year primarily due to higher average ethanol prices per gallon, higher average dried and modified distillers grains prices per ton, and higher average corn oil prices per pound. During the second quarter of our 2021 fiscal year, approximately 79.0% of our total revenue was derived from ethanol sales, approximately 16.1% was from distillers grains sales and approximately 3.9% was from corn oil sales. During the second quarter of our 2020 fiscal year, approximately 74.8% of our total revenue was derived from ethanol sales, approximately 20.8% was from distillers grains sales and approximately 3.8% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was higher during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year. Management attributes the increase in the price we received for our ethanol during the second quarter of our 2021 fiscal year to decreased ethanol stocks along with higher gasoline demand in the market. Gasoline demand increased during the second quarter of our 2021 fiscal year as the COVID-19 vaccination was distributed and certain COVID-19 restrictions were lifted. Management anticipates that as distribution of the COVID-19 vaccine continues, gasoline demand will continue to increase, which management believes will positively impact ethanol prices. However, it may take some time for the effects of the COVID-19 pandemic to subside, so we anticipate that the recovery will continue throughout the remainder of our 2021 fiscal year.
    We sold fewer gallons of ethanol during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to decreased production at the ethanol plant during the 2021 period. Management attributes this decreased production to a maintenance shutdown for waterline repairs, which resulted in decreased ethanol production during the second quarter of our 2021 fiscal year compared to the same period of our 2020 fiscal year. Management anticipates ethanol production to remain at current levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability during our 2021 fiscal year.

    From time to time we enter into forward sales contracts for our products. At March 31, 2021, we experienced a gain of approximately $494,000 related to our ethanol derivative instruments, which increased our revenue. At March 31, 2021, we had open ethanol futures contracts for 1,470,000 gallons of ethanol with a fair value of approximately $281,000. At March 31, 2020, we had open ethanol futures contracts for approximately 1.2 million gallons of ethanol with a fair value of approximately $10,000.

    Distillers Grains

    During the second quarter of our 2021 fiscal year, we sold a larger percentage of our distillers grains in the modified form compared to the same period of our 2020 fiscal year due to market conditions which favored modified distillers grains. Cattle producers in our geographical area have a higher percentage of cattle on feed which lead to higher demand for modified distillers grains than prior years. In addition, the total volume of distillers grains we sold was greater during the second quarter of our 2021 fiscal year compared to the same period of our 2020 fiscal year due to decreased corn oil production. When we produce fewer pounds of corn oil, it results in additional distillers grains production. The average price we received for our modified distillers grains was higher during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to demand for modified distillers grains. The average price we received for our dried distillers grains was higher during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to higher corn prices and increased export demand. Management believes prices for distillers grains have been strong due to higher corn prices and reduced worldwide corn supplies. Management anticipates distillers grains prices will remain higher during the rest of our 2021 fiscal year. Management anticipates relatively consistent distillers grains production throughout the remainder of our 2021 fiscal year provided we can maintain favorable operating margins.

    Corn Oil

    The total pounds of corn oil we sold was lower during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to lower production from grinding lower quality corn. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2021 fiscal year, provided market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our corn oil during the second quarter of our 2021 fiscal year was higher compared to the average price we received during the second quarter of our 2020 fiscal year. In 2019, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through

December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry, which has resulted in increased demand for corn oil, which is frequently used as a feedstock to produce biodiesel.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the second quarter of our 2021 fiscal year as compared to the second quarter of our 2020 fiscal year due primarily to increased corn costs per bushel and increased natural gas costs per MMBtu during the 2021 fiscal year, partially offset by decreased usage of corn and natural gas.

Corn Costs

Our cost of goods sold related to corn was greater for the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to increased average corn costs per bushel, without taking derivative instrument positions into account, partially offset by decreased bushels of corn used to produce ethanol. For the second quarter of our 2021 fiscal year, we used approximately 13.0% fewer bushels of corn compared to the second quarter of our 2020 fiscal year due to improved corn to ethanol conversion during the second quarter of our 2021 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 31.7% more for the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to higher market corn prices during the second quarter of our 2021 fiscal year. In addition, during the second quarter of our 2021 fiscal year, we had a realized gain of approximately $449,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the second quarter of our 2020 fiscal year, we had a realized loss of approximately $373,000 for our corn derivative instruments, which increased our cost of goods sold related to corn during that period. Management anticipates corn prices will increase during the rest of our 2021 fiscal year due to increased exports and less acres seeded in our geographical area based on the amount of prevent plant acres registered in North Dakota, which could also effect the availability of corn and our ability to operate the ethanol plant on a continuous basis.

    Natural Gas Costs

    We consumed approximately 2.8% less MMBtu of natural gas during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year, due to decreased production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 22.3% greater during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to having fewer hedged MMBtus during our 2021 fiscal year along with a colder winter which resulted in natural gas price spikes. Management anticipates natural gas supplies and prices will be favorable during the rest of our 2021 fiscal year now that we are through the winter months when we typically experience natural gas price volatility. We anticipate ordinary natural gas price premiums during the winter months due to increased natural gas demand for heating purposes.

General and Administrative Expenses

    Our general and administrative expenses were lower for the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year primarily due to a decrease in labor and consulting fees associated with the carbon capture and storage project during the second quarter of the 2021 fiscal year.

Other Income/Expense

    We had less interest income during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to having less cash on hand during our 2021 fiscal year. Our other income was greater during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to the forgiveness of our PPP loan. We had more interest expense during the second quarter of our 2021 fiscal year compared to the second quarter of our 2020 fiscal year due to increased borrowing on our loans which resulted in more accrued interest.

Results of Operations for the Six Months Ended March 31, 2021 and 2020

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2021 and 2020:

	Six Months Ended March 31, 2021 (Unaudited)		Six Months Ended March 31, 2020 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$61,821,644	100.00	$49,979,057	100.00
Cost of Goods Sold	52,042,689	84.18	52,847,332	105.74
Gross Profit (Loss)	9,778,955	15.82	(2,868,275)	(5.74)
General and Administrative Expenses	2,319,699	3.75	1,823,968	3.65
Operating Income (Loss)	7,459,256	12.07	(4,692,243)	(9.39)
Other Income, net	900,334	1.46	204,336	0.41
Net Income (Loss)	$8,359,590	13.52	$(4,487,907)	(8.98)

    The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2021 and 2020.

	Six Months Ended March 31, 2021 (unaudited)	Six Months Ended March 31, 2020 (unaudited)
Production:
Ethanol sold (gallons)	32,940,166	32,039,890
Dried distillers grains sold (tons)	32,251	40,100
Modified distillers grains sold (tons)	84,692	70,563
Corn oil sold (pounds)	7,085,600	7,789,150
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.46	$1.19
Dried distillers grains average price per ton	160.14	133.20
Modified distillers grains average price per ton	65.19	62.20
Corn oil average price per pound	0.34	0.24
Primary Inputs:
Corn ground (bushels)	10,452,534	11,293,626
Natural gas (MMBtu)	733,461	726,326
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.64	$3.28
Natural gas average price per MMBtu (net of hedging)	2.58	2.25
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.075	$0.076
Denaturant cost	0.029	0.034
Electricity cost	0.044	0.047
Direct labor cost	0.062	0.064

Revenue

    Our revenue was greater in the six months ended March 31, 2021 compared to the same period of our 2020 fiscal year primarily due to increased gallons of ethanol sold, increased tons of modified distillers grains sold, higher average ethanol prices per gallon, higher average dried and modified distillers grains prices per ton, and higher average corn oil prices per pound. During the six months ended March 31, 2021, approximately 78.0% of our total revenue was derived from ethanol sales, approximately 17.3% was from distillers grains sales and approximately 3.9% was from corn oil sales. During the six months ended March 31, 2020 approximately 76.2% of our total revenue was derived from ethanol sales, approximately 19.5% was from distillers grains sales and approximately 3.7% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was higher during the six months ended March 31, 2021 compared to the six months ended March 31, 2020. Management attributes the increase in the price we received for our ethanol during the six months ended March 31, 2021 to higher gasoline demand and decreased ethanol supply in the market.
    We sold more gallons of ethanol during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to increased production at the ethanol plant during the 2021 period. Management attributes this increased production to improved operations at the ethanol plant which resulted in additional ethanol production during the six months ended March 31, 2021 compared to the six months ended March 31, 2020. Production rates were slower during the six months ended March 31, 2020 due to lower new crop corn availability from our producers.

    From time to time we enter into forward sales contracts for our products. For the six months ended March 31, 2021, we experienced a gain of approximately $795,000 related to our ethanol derivative instruments, which increased our revenue. We experienced a gain of $25,464 for the six months ended March 31, 2020, which increased our revenue during that period. For the six months ended March 31, 2021, we had open ethanol futures contracts for 1,470,000 gallons of ethanol with a fair value of approximately $281,000.

    Distillers Grains

    During the six months ended March 31, 2021, we sold a larger percentage of our distillers grains in the modified form compared to the six months ended March 31, 2020 due to market conditions which favored modified distillers grains. Cattle producers in our geographical area had a higher percentage of cattle on feed which lead to higher demand for modified distillers grains than prior years. In addition, the total volume of distillers grains we sold was greater during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to increased production during the six months ended March 31, 2021. The average price we received for our modified distillers grains was higher during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to demand for modified distillers grains. The average price we received for our dried distillers grains was higher during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to higher corn prices and decreased corn supplies in the market.

    Corn Oil

    The total pounds of corn oil we sold was lower during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to lower production from grinding lower quality corn. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2021 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our corn oil during the six months ended March 31, 2021 was higher compared to the average price we received during the six months ended March 31, 2020. In 2019, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry, which has resulted in increased demand for corn oil, which is frequently used as a feedstock to produce biodiesel.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was less for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020 due primarily to lower usage of corn and lower chemical and additive, denaturant, electricity and direct labor costs per gallon of ethanol sold for the six months ended March 31, 2021, partially offset by increased corn costs per bushel and increased natural gas costs per MMBtu and use during the six months ended March 31, 2021, as compared to the six months ended March 31, 2020.

Corn Costs

Our cost of goods sold related to corn was greater for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to higher average corn costs per bushel, without taking derivative instrument positions into account, along with decreased bushels of corn used to produce ethanol. For the six months ended March 31, 2021, we used approximately 7.4% fewer bushels of corn compared to the six months ended March 31, 2020 due to improved corn to ethanol conversion during the six months ended March 31, 2021. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 11.0% greater for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to higher market corn prices during the 2021 period. In addition, during the six months ended March 31, 2021, we had a realized gain of approximately $699,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the six months ended March 31, 2020, we had a realized loss of approximately $268,000 for our corn derivative instruments, which increased our cost of goods sold related to corn during that period. Management anticipates corn prices will increase during the rest of our 2021 fiscal year due to increased exports and less acres seeded in our geographical area based on the amount of prevent plant acres registered in North Dakota.

    Natural Gas Costs

    We consumed approximately 1.0% more MMBtu of natural gas during the six months ended March 31, 2021 compared to the six months ended March 31, 2020, due to increased production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 14.7% greater during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to having fewer hedged MMBtus during our 2021 fiscal year. Management anticipates natural gas supplies and prices will remain favorable during the rest of our 2021 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were higher for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 primarily due to increased consulting services related to our carbon capture and storage project during the first quarter of the 2021 fiscal year.

Other Income/Expense

    We had less interest income during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to having less cash on hand during our 2021 fiscal year. Our other income was greater during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to a gain on sale of used equipment no longer needed for operations and the PPP loan forgiveness. We had more interest expense during the six months ended March 31, 2021 compared to the six months ended March 31, 2020 due to increased borrowing on our loans, which resulted in more accrued interest.

Changes in Financial Condition for the Six Months Ended March 31, 2021

    Current Assets. We had less cash and equivalents at March 31, 2021 compared to September 30, 2020 primarily due to cash we used for capital expenditures during the first and second quarters of our 2021 fiscal year. We had more restricted cash at March 31, 2021 compared to September 30, 2020 because we had more cash in our margin account associated with our hedging transactions. Due to the timing of payments from our marketers, we had greater accounts receivable at March 31, 2021 compared to September 30, 2020. We had more inventory on hand at March 31, 2021 compared to September 30, 2020 due primarily to increased raw materials and work in process inventory at March 31, 2021 compared to September 30, 2020. Our prepaid expenses were greater at March 31, 2021 compared to September 30, 2020 due to a deposit to hold our natural gas contracts and an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment. The value of our property, plant and equipment was greater at March 31, 2021 compared to September 30, 2020 due to construction of our carbon capture and storage project and industrial alcohol project partially offset by regular depreciation of our assets during the first six months of our 2021 fiscal year.

    Current Liabilities. We had more disbursements outstanding in excess of our bank balances at March 31, 2021 compared to September 30, 2020 due to the amounts due to our vendors. Amounts that are outstanding in excess of bank balances will be paid from our revolving loan when the checks are presented for payment. Our accounts payable were lower at March 31, 2021 compared to September 30, 2020 due to having fewer corn payments at March 31, 2021. Our accrued expenses were higher at March 31, 2021 compared to September 30, 2020 due to more basis contracts and deferred payments for corn deliveries at March 31, 2021 compared to September 30, 2020.

    Long-Term Liabilities. We had less notes payable at March 31, 2021 compared to September 30, 2020 due to payments we made on our long-term loans and the PPP loan forgiveness we received during the second quarter of the 2021 fiscal year. We had fewer long-term liabilities for our operating leases at March 31, 2021 due to amortization of our leases.

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

    The following table shows cash flows for the six months ended March 31, 2021 and 2020:

	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Net cash provided by operating activities	$2,703,123	$800,984
Net cash (used in) investing activities	(7,792,922)	(1,136,257)
Net cash (used in) financing activities	(1,870,332)	(2,266)
Net (decrease) in cash	$(6,960,131)	$(337,539)
Cash, cash equivalents and restricted cash, end of period	$4,152,358	$10,184,530

Cash Flow from Operations

    Our operations provided more cash during the six months ended March 31, 2021 compared to the same period of our 2020 fiscal year due primarily to increased net income during the 2021 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the six months ended March 31, 2021 compared to the same period of our 2020 fiscal year. During the 2021 period, our primary capital expenditures were for our carbon capture and storage project and our industrial alcohol project.

Cash Flow from Financing Activities

Our financing activities used more cash during the six months ended March 31, 2021 compared to the same period of our 2020 fiscal year due to increased debt payments and dividend payments during the 2021 period.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent, we expect operations to generate adequate cash flows to maintain operations for the next 12 months.

Capital Expenditures

    The Company had approximately $17.5 million in construction in progress as of March 31, 2021 primarily relating to the carbon capture and storage project and industrial alcohol project. The Company has secured two construction loans with Cornerstone Bank to finance these projects.

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 21, 2021. On February 1, 2021, the Revolving Loan was renewed, and the new maturity date is January 31, 2022. The Revolving Loan is secured by a lien on substantially all of our assets. At March 31, 2021, we had $10 million available on the Revolving Loan. The variable interest rate on March 31, 2021 was 3.00%.

Construction Loans

    On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The maturity date of the Construction Loan is June 1, 2021. The Construction Loan is secured by a lien on substantially all of our assets. At March 31, 2021, we had $7 million available under the Construction Loan. The variable interest rate on March 31, 2021 was 2.05%.

    On February 1, 2021, we entered into a new $28 million construction loan (the "CCS Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the CCS Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The CCS Construction Loan has a minimum interest rate of 3.0%. The maturity date of the CCS Construction Loan is January 31, 2022. The CCS Construction Loan is secured by a lien on substantially all of our assets. At March 31, 2021, we had $28 million available under the CCS Construction Loan. The variable interest rate on March 31, 2021 was 3.00%.

Paycheck Protection Program Loan

    On April 16, 2020, we entered into a new $873,400 Paycheck Protection Program Loan (the "PPP Loan') with Cornerstone. The fixed interest rate on December 31, 2020 was 1.00%. The maturity date of the PPP Loan was April 16, 2022. Under the terms of the loan, we applied for forgiveness of the entire amount of the PPP Loan on October 31, 2020, in accordance with PPP regulations, which provided for the possibility of loan forgiveness because we used all proceeds of the PPP Loan for qualifying expenses in accordance with PPP requirements. The entire amount of the PPP Loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of March 31, 2020 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We typically make monthly payments of approximately $74,000 per month, and the balance outstanding on March 31, 2021 was approximately $4,960,000.

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

Off-Balance Sheet Arrangements

Praj Industries Limited ("Praj") has provided the Company with a Standby Letter of Credit of $265,950 as a performance guarantee for the Eco-Smart Distillation unit purchased for the Industrial Alcohol Project. The Eco-Smart Distillation unit will allow the Company to produce up to 25 million gallons per year of USP grade industrial alcohol. The Standby Letter of Credit covers Praj's liability toward under-performance of the distillation unit based on daily plant capacity, steam consumption, and quality of USP grade alcohol produced. The Standby Letter of Credit is payable upon written demand by the Company of non-performance of the distillation unit during the performance trial run. The Standby Letter of Credit expires on March 31, 2022.

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

    We enter into fixed price contracts for corn purchases on a regular basis.  It is our intent that, as we enter into these contracts, we will use various hedging instruments (puts, calls and futures) to maintain a near even market position.  For example, if we have one million bushels of corn under fixed price contracts we would generally expect to enter into a short hedge position to offset our price risk relative to those bushels we have under fixed price contracts. Because our ethanol marketing company ("RPMG") is selling substantially all of the gallons it markets on a spot basis we also include the corn bushel equivalent of the ethanol we have produced that is inventory but not yet priced as bushels that need to be hedged.

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

    As of March 31, 2021, we had fixed corn purchase contracts for approximately 2,420,000 bushels of corn, and we had no corn futures or option contracts.  As of March 31, 2021 we had no unrealized gain related to corn futures and option contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At March 31, 2021, we had no fixed ethanol sales contracts and ethanol futures and option contracts for approximately 1,470,000 gallons of ethanol. As of March 31, 2021 we had an unrealized gain of approximately $281,000 related to our ethanol futures and option contracts.

    We estimate that our corn usage will be between 21 million and 23 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of March 31, 2021, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(11,237,000)
Corn	22,822,000	Bushels	10%	$(7,344,000)
Natural gas	1,664,000	MMBtu	10%	$(499,000)

For comparison purposes, our sensitivity analysis for our quarter ended March 31, 2020 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(4,473,000)
Corn	22,821,000	Bushels	10%	$(7,258,000)
Natural gas	1,664,000	MMBtu	10%	$(94,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibits	Incorporated by Reference
10.1	Promissory Note - $28 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-52033) and incorporated by reference herein.
10.2	Promissory Note - $10 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-52033) and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 14, 2021	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2021	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)