Form 10-Q
period 2021-06-30
RED TRAIL ENERGY, LLC
filed 2021-08-10
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 10, 2021, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2021	September 30, 2020
	(Unaudited)
Current Assets
Cash and equivalents	$7,829,688	$9,304,638
Restricted cash - margin account	3,824,172	1,807,851
Accounts receivable, net, primarily related party	2,920,313	1,963,236
Commodities derivative instruments, at fair value (see note 3)	582,410	42,005
Inventory	9,749,318	10,137,872
Prepaid expenses	648,387	371,283
Total current assets	25,554,288	23,626,885

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	8,135,994	8,135,994
Plant and equipment	88,763,119	88,442,644
Construction in progress	23,843,159	9,805,770
	126,541,264	112,183,400
Less accumulated depreciation	71,471,600	67,855,740
Net property, plant and equipment	55,069,664	44,327,660

Other Assets
Right of use operating lease assets, net	854,328	1,008,677
Investment in RPMG	605,000	605,000
Patronage equity	4,540,963	4,540,963
Deposits	40,000	40,000
Total other assets	6,040,291	6,194,640

Total Assets	$86,664,243	$74,149,185

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2021	September 30, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$3,206,996	$4,299,764
Accrued expenses	2,563,208	1,937,555
Accrued loss on firm purchase commitments (see notes 4 and 8)	—	130,000
Customer deposits	7,334	—
Current maturities of notes payable	716,918	1,276,256
Current portion of operating lease liabilities	370,150	364,862
Total current liabilities	6,864,606	8,008,437

Long-Term Liabilities
Notes payable	4,081,439	4,916,081
Long-term operating lease liabilities	484,178	643,815
Total long-term liabilities	4,565,617	5,559,896
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	75,234,020	60,580,852

Total Liabilities and Members’ Equity	$86,664,243	$74,149,185

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$42,741,846	$22,670,742	$104,563,490	$72,649,799

Cost of Goods Sold
Cost of goods sold	32,371,643	19,220,909	84,150,555	71,726,947
Lower of cost or net realizable value adjustment	—	—	263,777	241,294
Loss on firm purchase commitments	—	—	—	100,000
Total Cost of Goods Sold	32,371,643	19,220,909	84,414,332	72,068,241

Gross Profit	10,370,203	3,449,833	20,149,158	581,558

General and Administrative Expenses	854,179	1,272,698	3,173,878	3,096,666

Operating Income (Loss)	9,516,024	2,177,135	16,975,280	(2,515,108)

Other Income (Expense)
Interest income	(615)	18,369	40,016	86,758
Other income, net	2,587	9,099	888,316	145,178
Interest expense	(12,562)	(39)	(38,588)	(171)
Total other income, net	(10,590)	27,429	889,744	231,765

Net Income (Loss)	$9,505,434	$2,204,564	$17,865,024	$(2,283,343)

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$0.24	$0.05	$0.44	$(0.06)

Diluted	$0.24	$0.05	$0.44	$(0.06)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities
Net income (loss)	$17,865,024	$(2,283,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,615,860	3,568,154
Loss (gain) on disposal of fixed assets	—	(8,212)
Change in fair value of derivative instruments	(540,405)	(39,716)
Lower of cost of net realizable value adjustment	263,777	241,294
Loss on firm purchase commitments	—	100,000
Loan forgiveness	(873,400)	—
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	(957,077)	769,411
Inventory	124,776	(1,566,996)
Prepaid expenses	(277,104)	(443,571)
Customer deposits	7,334	—
Accounts payable	(1,214,371)	(2,749,658)
Accrued expenses	625,653	6,806,799
Accrued loss on firm purchase commitments	(130,000)	(55,000)
Net cash provided by operating activities	18,510,067	4,339,162

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	8,212
Capital expenditures	(14,236,260)	(6,062,324)
Net cash (used in) investing activities	(14,236,260)	(6,054,112)

Cash Flows from Financing Activities
Distribution paid	(3,211,856)	—
Proceeds from notes payable	—	873,400
Debt repayments	(520,580)	(3,386)
Net cash provided by (used in) financing activities	(3,732,436)	870,014

Net Change in Cash, Cash Equivalents and Restricted Cash	541,371	(844,936)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,112,489	10,522,069
Cash, Cash Equivalents and Restricted Cash - End of Period	$11,653,860	$9,677,133

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$7,829,688	$8,065,941
Restricted cash	3,824,172	1,611,192
Total Cash, Cash Equivalents and Restricted Cash	$11,653,860	$9,677,133

Supplemental Disclosure of Cash Flow Information
Interest paid	$38,588	$12
Noncash Investing and Financing Activities
Finance lease asset acquired	$—	$23,173
Operating lease asset acquired	81,729	168,300
Capital expenditures in accounts payable	$121,604	$8,891

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2021

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

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective October 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. As of June 30, 2021 there has been no impact of adoption for the fiscal year ended September 30, 2021. The Company expects the impact of adopting the new standard to be immaterial on an ongoing basis.

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
FOR THE PERIOD ENDED JUNE 30, 2021

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

Revenue by Source

The following table disaggregates revenue by major source for the three and nine months ended June 30, 2021 and 2020.

Revenues	For the three months ended June 30, 2021 (unaudited)	For the three months ended June 30, 2020 (unaudited)	For the nine months ended June 30, 2021 (unaudited)	For the nine months ended June 30, 2020 (unaudited)
Ethanol, E85 and Industrial Alcohol	$32,583,227	$17,529,809	$80,799,293	$55,630,844
Distillers Grains	7,932,798	4,176,444	18,618,186	13,906,736
Syrup	476,873	59,274	877,630	253,344
Corn Oil	1,706,942	868,578	4,131,184	2,726,614
Other	42,006	36,637	137,197	132,261
Total revenue from contracts with customers	$42,741,846	$22,670,742	$104,563,490	$72,649,799

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2021

As of:	June 30, 2021 (unaudited)				September 30, 2020
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—	bushels	$—	30	1,260,000	bushels	$104,068
Corn options	100	500,000	bushels	$(75,625)	83	415,000	bushels	$(62,063)
Ethanol futures	35	1,470,000	gal	$658,035	—	—	gal	$—
Total fair value				$582,410				$42,005
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2021 and September 30, 2020:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2021 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$582,410	$—
Total derivatives not designated as hedging instruments for accounting purposes	$582,410	$—

Balance Sheet - as of September 30, 2020	Asset	Liability
Commodity derivative instruments, at fair value	$42,005	$—
Total derivatives not designated as hedging instruments for accounting purposes	$42,005	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended June 30, 2021 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2020 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2021 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2020 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$567,691	$(270,925)	$1,266,401	$(539,099)
Ethanol derivative instruments	Revenue	493,764	233,372	1,288,915	258,836
Natural gas derivative instruments	Cost of Goods Sold	—	—	1,410	—
Total		$1,061,455	$(37,553)	$2,556,726	$(280,263)

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of June 30, 2021 and September 30, 2020 were as follows:

	June 30, 2021 (unaudited)	September 30, 2020
Raw materials, including corn, chemicals and supplies	$5,032,919	$4,031,086
Work in process	1,072,680	765,673
Finished goods, including ethanol and distillers grains	2,091,975	3,914,117
Spare parts	1,551,744	1,426,996
Total inventory	$9,749,318	$10,137,872

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2021

Lower of cost or net realizable value adjustments for the three and nine months ended June 30, 2021 and 2020 were as follows:

	For the three months ended June 30, 2021 (unaudited)	For the three months ended June 30, 2020 (unaudited)	For the nine months ended June 30, 2021 (unaudited)	For the nine months ended June 30, 2020 (unaudited)
Loss on firm purchase commitments	$—	$—	$—	$100,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$—	$263,777	$241,294
Total loss on lower of cost or net realizable value adjustments	$—	$—	$263,777	$341,294

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2021, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, approximated market price. Based on this information, the Company has no estimated loss on firm purchase commitments for the nine months ended June 30, 2021 and a $100,000 estimated loss on firm purchase commitments for the nine months ended June 30, 2020. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone Bank ("Cornerstone"). The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The outstanding balance as of June 30, 2021 is $4.78 million. The maturity date of the loan is July 13, 2025. The fixed interest rate on June 30, 2021 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

On February 1, 2021 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone. The maturity date of the Revolving Loan is January 31, 2022. At June 30, 2021, we had $10 million available under the Revolving Loan. The variable interest rate on June 30, 2021 was 3.00%.

On January 22, 2020, we entered into a $7 million construction loan (the "Construction Loan") with Cornerstone. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021 we extended the maturity date to February 1, 2022. At June 30, 2021, we had $7 million available under the Construction Loan. The variable interest rate on June 30, 2021 was 3.00%.

On February 1, 2021 we entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone for the carbon capture and storage project. The maturity date of the CCS Construction Loan is January 31, 2022. At June 30, 2021 we had $28 million available under the CCS Construction Loan. The variable interest rate on June 30, 2021 was 3.00%.

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone. The maturity date of the PPP Loan was April 16, 2022. The fixed interest rate was 1.00%. Under the terms of the PPP Loan, the Company applied for forgiveness of the entire amount of the PPP Loan on October 31, 2020, in accordance with PPP regulations, which provided for the possibility of loan forgiveness because the Company used all proceeds of the PPP Loan for qualifying expenses in accordance with PPP requirements. The entire amount of the PPP Loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2021

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Schedule of debt maturities for the twelve months ending June 30	Totals
2021	$716,918
2022	745,002
2023	772,869
2024	800,130
2025	1,763,438
Total	$4,798,357

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and September 30, 2020, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2021 (unaudited)	Fair Value as of June 30, 2021 (unaudited)	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$582,410	$582,410	$582,410	$—	$—
Total	$582,410	$582,410	$582,410	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2020	Fair Value as of September 30, 2020	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$42,005	$42,005	$42,005	$—	$—
Total	$42,005	$42,005	$42,005	$—	$—

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

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2021

present value of lease payments. For the nine months ended June 30, 2021, the Company's estimated discount rate was 3.00%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to four years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At June 30, 2021 the weighted average remaining lease term was two years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $506,900 and $570,000 for the nine months ended June 30, 2021 and 2020, respectively.

Equipment under financing leases consists of office equipment and plant equipment. At June 30, 2021 and September 30, 2020, equipment under financing leases was as follows:

	June 30, 2021	September 30, 2020
Equipment	$493,414	$493,414
Less accumulated amortization	(190,528)	(172,944)
Net equipment under financing lease	$302,886	$320,470

At June 30, 2021, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending June 30:

	Operating Leases	Financing Leases
2021	$370,150	$4,534
2022	350,220	4,568
2023	133,958	4,602
2024	—	1,836
Thereafter	—	—
Total minimum lease commitments	$854,328	15,540
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$15,540

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2021, the Company had various fixed price contracts for the purchase of approximately 0.7 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $3.5 million related to the 0.7 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2021

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company had paid Bismarck Land Company, LLC $28,315 as of June 30, 2021.

Carbon Capture and Storage Project

On July 30, 2018, the Company entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting carbon dioxide ("CO2") from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company committed to fund up to $950,000 for this research. The Company had incurred $949,631 through the third quarter of the 2020 fiscal year which is recorded as consulting services under general and administrative expenses. The commitment was fully paid as of June 30, 2021.

On October 1, 2020, the Company entered into an agreement with Salof LTD, Inc. for the design, engineering, fabrication and start up of the CO2 capture and liquefaction facility for the carbon capture and storage project. The price of the system including all equipment and services is $11,845,000. The Company has paid $5,922,500 as of June 30, 2021 which is recorded as construction in progress.

On May 6, 2021, the Company entered into an agreement with Direct Automation for the DCS Computer System for the carbon capture and storage project. The price of the system including all equipment and installation is $800,992. The Company has paid $342,825 as of June 30, 2021 which is recorded as construction in progress.

Industrial Alcohol Project

On October 6, 2020, the Company entered into an agreement with Praj Industries Limited to purchase a 25 million gallon per year Eco-Smart Distillation unit to produce United States Pharmacopeia ("USP") grade alcohol. The price of the system is $2,659,500, of which the Company had paid $2,659,500 as of June 30, 2021 which is recorded as construction in progress.

On April 13, 2021, the Company entered into an agreement with Tooz Construction, Inc. for the construction of the building foundation for the new distillation building for the Eco-Smart Distillation unit. The price of materials and labor is $178,057. The Company has paid $27,382 as of June 30, 2021 which is recorded as construction in progress.

As of June 30, 2021 the Company has paid a total of $4.3 million towards the Industrial Alcohol Project and a total of $15.1 million towards the Carbon Capture and Storage Project, which are both recorded as construction in progress. The remaining cost to complete the Industrial Alcohol Project is roughly $1.9 million and the remaining cost to complete the Carbon Capture and Storage Project is roughly $14 million.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2021

	June 30, 2021 (unaudited)	September 30, 2020
Balance Sheet
Accounts receivable	$2,701,564	$1,777,576
Accounts payable	121,374	188,457
Accrued expenses	448,758	650,833

	For the three months ended June 30, 2021 (unaudited)	For the three months ended June 30, 2020 (unaudited)	For the nine months ended June 30, 2021 (unaudited)	For the nine months ended June 30, 2020 (unaudited)
Statement of Operations
Revenues	$39,664,319	$19,128,595	$95,934,627	$64,823,447
Cost of goods sold	533,438	260,158	1,605,195	1,551,865
General and administrative	109,447	30,286	169,910	105,444
Other income	—	119,825	—	239,650

Inventory Purchases	$4,842,958	$6,449,514	$10,504,616	$14,852,088

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2021

11. MEMBER'S EQUITY

Changes in member's equity for the nine months ended June 30, 2021 and 2020.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2020	$39,044,595	$75,541	$21,620,256	$(159,540)	$60,580,852
Net income (loss)			2,265,694		2,265,694
Balances December 31, 2020	$39,044,595	$75,541	$23,885,950	$(159,540)	$62,846,546
Distribution			(3,211,856)		(3,211,856)
Net income (loss)			6,093,896		6,093,896
Balances - March 31, 2021	$39,044,595	$75,541	$26,767,990	$(159,540)	$65,728,586
Net income (loss)			$9,505,434		$9,505,434
Balances - June 30, 2021	$39,044,595	$75,541	$36,273,424	$(159,540)	$75,234,020

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2019	$39,044,595	$75,541	$21,613,668	$(159,540)	$60,574,264
Net income (loss)			(1,251,913)		(1,251,913)
Balances - December 31, 2019	$39,044,595	$75,541	$20,361,755	$(159,540)	$59,322,351
Distribution			$—		$—
Net income (loss)			$(3,235,994)		$(3,235,994)
Balances - March 31, 2020	$39,044,595	$75,541	$17,125,761	$(159,540)	$56,086,357
Net income (loss)	—	—	2,204,564	—	2,204,564
Balances - June 30, 2020	$39,044,595	$75,541	$19,330,325	$(159,540)	$58,290,921

12. SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2021, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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
•Market prices and availability of corn that we require to operate the ethanol plant;
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

On February 1, 2021 we renewed our $10 million Revolving Loan with Cornerstone Bank. In addition, on February 1, 2021 we entered into a $28 million construction loan with Cornerstone Bank for the carbon capture and storage project. The maturity date of the loan is January 31, 2022. The variable interest rate is 3.00%. As of June 30, 2021 the Company has not drawn any funds on either loan.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021 (Unaudited)		Three Months Ended June 30, 2020 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$42,741,846	100.00	$22,670,742	100.00
Cost of Goods Sold	32,371,643	75.74	19,220,909	84.78
Gross Profit	10,370,203	24.26	3,449,833	15.22
General and Administrative Expenses	854,179	2.00	1,272,698	5.61
Operating Income	9,516,024	22.26	2,177,135	9.60
Other Income, net	(10,590)	(0.02)	27,429	0.12
Net Income	$9,505,434	22.24	$2,204,564	9.72

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021 (unaudited)	Three Months Ended June 30, 2020 (unaudited)
Production:
Ethanol sold (gallons)	14,335,793	11,885,715
Industrial ethanol sold (gallons)	—	1,094,855
Dried distillers grains sold (tons)	24,761	22,073
Modified distillers grains sold (tons)	27,608	20,160
Corn oil sold (pounds)	3,660,850	3,723,500
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$2.28	$1.17
Industrial ethanol average price per gallon	—	3.28
Dried distillers grains average price per ton	196.76	135.76
Modified distillers grains average price per ton	110.86	58.52
Corn oil average price per pound	0.47	0.23
Primary Inputs:
Corn ground (bushels)	4,925,520	4,726,840
Natural gas (MMBtu)	354,266	319,470
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$5.34	$2.78
Natural gas average price per MMBtu (net of hedging)	2.59	1.84
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.087	$0.081
Denaturant cost	0.038	0.028
Electricity cost	0.048	0.055
Direct labor cost	0.070	0.077

Revenue

    Our total revenue was higher in the third quarter of our 2021 fiscal year compared to the same period of our 2020 fiscal year primarily due to higher average prices for our products along with increased quantity of ethanol and distillers grains sold during the 2021 period. During the third quarter of our 2021 fiscal year, approximately 76.2% of our total revenue was derived from ethanol sales, approximately 18.6% was from distillers grains sales and approximately 4.0% was from corn oil sales. During the third quarter of our 2020 fiscal year, approximately 77.3% of our total revenue was derived from ethanol sales, approximately 18.4% was from distillers grains sales and approximately 3.8% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was significantly higher during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year. Management attributes the increase in the price we received for our ethanol during the third quarter of our 2021 fiscal year to decreased ethanol stocks along with higher gasoline demand in the market. Gasoline demand increased during the third quarter of our 2021 fiscal year as the COVID-19 vaccination was distributed and certain COVID-19 restrictions were lifted. Management anticipates gasoline demand will continue to increase, which management believes will positively impact ethanol prices. In addition, corn prices have increased significantly which have resulted in higher market ethanol prices.
    We sold more gallons of ethanol during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to increased production at the ethanol plant during the 2021 period. Management attributes this increased production to less plant downtime and improved corn to ethanol conversion rates during the third quarter of our 2021 fiscal year compared to the same period of our 2020 fiscal year. Management anticipates ethanol production to remain at current levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. At June 30, 2021, we experienced a realized gain of approximately $494,000 related to our ethanol derivative instruments, which increased our revenue. At June 30, 2021, we had open ethanol futures contracts for 1,470,000 gallons of ethanol with a fair value of approximately $658,000. At June 30, 2020, we had no open ethanol futures contracts. We had no gain or loss on ethanol derivative instruments during the third quarter of our 2020 fiscal year.

    Distillers Grains

    During the third quarter of our 2021 fiscal year, we sold more tons of distillers grains compared to the same period of our 2020 fiscal year due to decreased corn oil production which results in more tons of distillers grains available for sale. We also sold a greater percentage of modified distillers grains compared to dried distillers grains during the third quarter of our 2021 fiscal year compared to the same period of our 2020 fiscal year due to market conditions favoring modified distillers grains. Cattle producers in our geographical area have a higher percentage of cattle on feed which led to higher demand for modified distillers grains than in prior years. The average price we received for our modified distillers grains was higher during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to increased demand for modified distillers grains along with higher corn prices. The average price we received for our dried distillers grains was higher during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to higher corn prices and increased export demand. Management believes prices for distillers grains have been strong due to higher corn prices and reduced worldwide corn supplies. Management anticipates distillers grains prices will remain higher during the rest of our 2021 fiscal year. Further, depending on the number of bushels of corn which are harvested in the fall of 2021, these higher distillers grains prices may continue into our 2022 fiscal year. Management anticipates relatively consistent distillers grains production throughout the remainder of our 2021 fiscal year provided we can maintain favorable operating margins.

    Corn Oil

    The total pounds of corn oil we sold was lower during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to lower corn oil production from grinding lower quality corn. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2021 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our corn oil during the third quarter of our 2021 fiscal year was higher compared to the average price we received during the third quarter of our

2020 fiscal year. In 2019, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry, which has resulted in increased demand for corn oil.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the third quarter of our 2021 fiscal year as compared to the third quarter of our 2020 fiscal year due primarily to increased corn costs per bushel and increased natural gas costs per MMBtu along with increased consumption of corn and natural gas during the 2021 fiscal year.

Corn Costs

Our cost of goods sold related to corn was higher for the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to increased average corn costs per bushel, without taking derivative instrument positions into account, along with an increase in the number of bushels of corn used to produce ethanol. For the third quarter of our 2021 fiscal year, we used approximately 4.2% more bushels of corn compared to the third quarter of our 2020 fiscal year due to increased ethanol production, partially offset by improved corn to ethanol conversion during the third quarter of our 2021 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 92.1% higher for the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to higher market corn prices during the third quarter of our 2021 fiscal year. In addition, during the third quarter of our 2021 fiscal year, we had a realized gain of approximately $568,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the third quarter of our 2020 fiscal year, we had a realized loss of approximately $271,000 for our corn derivative instruments, which increased our cost of goods sold related to corn during that period. Management anticipates corn prices will increase during the rest of our 2021 fiscal year due to decreased corn supplies in the market and uncertainty about the number of bushels of corn that will be harvested in the fall of 2021. Decreased corn supplies have resulted from a smaller corn crop during the 2020 crop year along with relatively stable corn demand.

    Natural Gas Costs

    We consumed approximately 10.9% more MMBtu of natural gas during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to increased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 40.8% higher during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to higher energy price generally, having fewer hedged MMBtus during our 2021 fiscal year along with a colder winter which resulted in natural gas price spikes. Management anticipates these higher natural gas prices will continue during the rest of our 2021 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were lower for the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year primarily due to a decrease in labor and consulting fees associated with the carbon capture and storage project during the third quarter of the 2021 fiscal year.

Other Income/Expense

    We had less interest income during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to having less cash on hand during our 2021 fiscal year. Our other income was less during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to the forgiveness of finance charges. We had more interest expense during the third quarter of our 2021 fiscal year compared to the third quarter of our 2020 fiscal year due to increased borrowing on our loans.

Results of Operations for the Nine Months Ended June 30, 2021 and 2020

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2021 and 2020:

	Nine Months Ended June 30, 2021 (Unaudited)		Nine Months Ended June 30, 2020 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$104,563,490	100.00	$72,649,799	100.00
Cost of Goods Sold	84,414,332	80.73	72,068,241	99.20
Gross Profit	20,149,158	19.27	581,558	0.80
General and Administrative Expenses	3,173,878	3.04	3,096,666	4.26
Operating Income (Loss)	16,975,280	16.23	(2,515,108)	(3.46)
Other Income, net	889,744	0.85	231,765	0.32
Net Income (Loss)	$17,865,024	17.09	$(2,283,343)	(3.14)

    The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2021 and 2020.

	Nine Months Ended June 30, 2021 (unaudited)	Nine Months Ended June 30, 2020 (unaudited)
Production:
Ethanol sold (gallons)	47,275,959	43,925,605
Industrial ethanol sold (gallons)	—	1,094,855
Dried distillers grains sold (tons)	57,012	62,173
Modified distillers grains sold (tons)	112,300	90,723
Corn oil sold (pounds)	10,746,450	11,512,650
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.71	$1.18
Industrial ethanol average price per gallon	—	3.28
Dried distillers grains average price per ton	176.05	134.11
Modified distillers grains average price per ton	76.42	61.38
Corn oil average price per pound	0.38	0.24
Primary Inputs:
Corn ground (bushels)	15,378,054	16,020,466
Natural gas (MMBtu)	1,087,727	1,045,796
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.18	$3.13
Natural gas average price per MMBtu (net of hedging)	2.58	2.13
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.079	$0.077
Denaturant cost	0.032	0.033
Electricity cost	0.045	0.049
Direct labor cost	0.064	0.068

Revenue

    Our revenue was greater in the nine months ended June 30, 2021 compared to the same period of our 2020 fiscal year primarily due to increased ethanol and distillers grains sales along with higher average prices for our products, partially offset by lower corn oil production and sales. During the nine months ended June 30, 2021, approximately 77.3% of our total revenue was derived from ethanol sales, approximately 17.8% was from distillers grains sales and approximately 4.0% was from corn oil sales. During the nine months ended June 30, 2020 approximately 76.6% of our total revenue was derived from ethanol sales, approximately 19.1% was from distillers grains sales and approximately 3.8% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was significantly higher during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. Management attributes the increase in the price we received for our ethanol during the nine months ended June 30, 2021 to higher gasoline demand and decreased ethanol supply in the market.
    We sold more gallons of ethanol during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to increased production at the ethanol plant during the 2021 period. Management attributes this increased production to improved operations at the ethanol plant which resulted in additional ethanol production during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. Production rates were slower during the nine months ended June 30, 2020 due to lower new crop corn availability from our producers.

    From time to time we enter into forward sales contracts for our products. For the nine months ended June 30, 2021, we experienced a gain of approximately $1.3 million related to our ethanol derivative instruments, which increased our revenue. We experienced a gain of approximately $259,000 for the nine months ended June 30, 2020, which increased our revenue during that period. For the nine months ended June 30, 2021, we had open ethanol futures contracts for 1,470,000 gallons of ethanol with a fair value of approximately $658,000.

    Distillers Grains

    During the nine months ended June 30, 2021, we sold a larger percentage of our distillers grains in the modified form compared to the nine months ended June 30, 2020 due to market conditions which favored modified distillers grains. Cattle producers in our geographical area had a higher percentage of cattle on feed which lead to higher demand for modified distillers grains than prior years. In addition, the total volume of distillers grains we sold was greater during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to increased production during the nine months ended June 30, 2021. The average price we received for our modified distillers grains was higher during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to demand for modified distillers grains. The average price we received for our dried distillers grains was higher during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to higher corn prices and decreased corn supplies in the market.

    Corn Oil

    The total pounds of corn oil we sold was lower during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to lower production from grinding lower quality corn. The average price we received for our corn oil during the nine months ended June 30, 2021 was higher compared to the average price we received during the nine months ended June 30, 2020 due to higher demand.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was higher for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020 due primarily to higher average corn costs per bushel and natural gas costs per MMBtu during the nine months ended June 30, 2021.

Corn Costs

Our cost of goods sold related to corn was greater for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to higher average corn costs per bushel, without taking derivative instrument positions into account, partially offset by a decreased in the number of bushels of corn we used to produce ethanol. For the nine months ended June 30, 2021, we used approximately 4.0% fewer bushels of corn compared to the nine months ended June 30, 2020 due to improved corn to ethanol conversion rates during the nine months ended June 30, 2021. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 33.5% higher for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to higher market corn prices during the 2021 period. In addition, during the nine months ended June 30, 2021, we had a realized gain of approximately $1.3 million for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the nine months ended June 30, 2020, we had a realized loss of approximately $539,000 for our corn derivative instruments, which increased our cost of goods sold related to corn during that period. Management anticipates corn prices will increase during the rest of our 2021 fiscal year due to increased exports and less acres seeded in our geographical area based on the amount of prevent plant acres registered in North Dakota.

    Natural Gas Costs

    We consumed approximately 4.0% more MMBtu of natural gas during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, due to increased production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 21.1% higher during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to having fewer hedged MMBtus during our 2021 fiscal year. Management anticipates natural gas prices will remain higher during the rest of our 2021 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were higher during the nine months ended June 30, 2021 and the nine months ended June 30, 2020 due to an increase in insurance premiums.

Other Income/Expense

    We had less interest income during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to having less cash on hand during our 2021 fiscal year. Our other income was greater during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to a gain on sale of used equipment no longer needed for operations and our PPP loan forgiveness. We had more interest expense during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 due to increased borrowing on our loans.

Changes in Financial Condition for the Nine Months Ended June 30, 2021

    Current Assets. We had less cash and equivalents at June 30, 2021 compared to September 30, 2020 primarily due to cash we used for capital expenditures during our 2021 fiscal year. We had more restricted cash at June 30, 2021 compared to September 30, 2020 because we had more cash in our margin account associated with our hedging transactions. Due to higher prices for our products, the value of our accounts receivable was higher at June 30, 2021 compared to September 30, 2020. We had less inventory on hand at June 30, 2021 compared to September 30, 2020 due primarily to less finished goods inventory at June 30, 2021 compared to September 30, 2020 due to the timing of shipments of our goods at the end of each period. Our prepaid expenses were higher at June 30, 2021 compared to September 30, 2020 due to a deposit to hold our natural gas contracts and an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment. The value of our property, plant and equipment was higher at June 30, 2021 compared to September 30, 2020 due to construction of our carbon capture and storage project and industrial alcohol project partially offset by regular depreciation of our assets during the first nine months of our 2021 fiscal year.

    Current Liabilities. Our accounts payable was less at June 30, 2021 compared to September 30, 2020 due to having fewer corn payments at June 30, 2021. Our accrued expenses were higher at June 30, 2021 compared to September 30, 2020 due to more basis contracts and deferred payments for corn deliveries at June 30, 2021 compared to September 30, 2020. We had fewer current payments due on our loans due to the forgiveness of our PPP loan.

    Long-Term Liabilities. We had less notes payable at June 30, 2021 compared to September 30, 2020 due to payments we made on our long-term loans and the PPP loan forgiveness we received during our 2021 fiscal year. We had fewer long-term liabilities for our operating leases at June 30, 2021 due to amortization of our leases.

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

    The following table shows cash flows for the nine months ended June 30, 2021 and 2020:

	June 30, 2021 (unaudited)	June 30, 2020 (unaudited)
Net cash provided by operating activities	$18,510,067	$4,339,162
Net cash (used in) investing activities	(14,236,260)	(6,054,112)
Net cash provided by (used in) financing activities	(3,732,436)	870,014
Net increase (decrease) in cash	$541,371	$(844,936)
Cash, cash equivalents and restricted cash, end of period	$11,653,860	$9,677,133

Cash Flow from Operations

    Our operations provided more cash during the nine months ended June 30, 2021 compared to the same period of our 2020 fiscal year due primarily to increased net income during the 2021 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the nine months ended June 30, 2021 compared to the same period of our 2020 fiscal year. During the 2021 period, our primary capital expenditures were for our carbon capture and storage project and our industrial alcohol project.

Cash Flow from Financing Activities

Our financing activities used more cash during the nine months ended June 30, 2021 compared to the same period of our 2020 fiscal year due to increased debt payments and distribution payments during the 2021 period.

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

Capital Expenditures

    The Company had approximately $24 million in construction in progress as of June 30, 2021 primarily relating to the carbon capture and storage project and industrial alcohol project. The Company has secured two construction loans with Cornerstone Bank to finance these projects.

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 21, 2021. On February 1, 2021, the Revolving Loan was renewed, and the new maturity date is January 31, 2022. The Revolving Loan is secured by a lien on substantially all of our assets. At June 30, 2021, we had $10 million available on the Revolving Loan. The variable interest rate on June 30, 2021 was 3.00%.

Construction Loans

    On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The maturity date of the Construction Loan is June 1, 2021. On June 3, 2021 the maturity date was extended to February 1, 2022. The Construction Loan is secured by a lien on substantially all of our assets. At June 30, 2021, we had $7 million available under the Construction Loan. The variable interest rate on June 30, 2021 was 3.00%.

    On February 1, 2021, we entered into a new $28 million construction loan (the "CCS Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the CCS Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The CCS Construction Loan has a minimum interest rate of 3.0%. The maturity date of the CCS Construction Loan is January 31, 2022. The CCS Construction Loan is secured by a lien on substantially all of our assets. At June 30, 2021, we had $28 million available under the CCS Construction Loan. The variable interest rate on June 30, 2021 was 3.00%.

Paycheck Protection Program Loan

    On April 16, 2020, we entered into a new $873,400 Paycheck Protection Program Loan (the "PPP Loan") with Cornerstone. The fixed interest rate on December 31, 2020 was 1.00%. The maturity date of the PPP Loan was April 16, 2022. Under the terms of the loan, we applied for forgiveness of the entire amount of the PPP Loan on October 31, 2020, in accordance with PPP regulations, which provided for the possibility of loan forgiveness because we used all proceeds of the PPP Loan for qualifying expenses in accordance with PPP requirements. The entire amount of the PPP Loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of June 30, 2021 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We typically make monthly payments of approximately $74,000 per month, and the balance outstanding on June 30, 2021 was approximately $4,780,000.

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

    As of June 30, 2021, we had fixed corn purchase contracts for approximately 662,000 bushels of corn, and we had no corn futures or option contracts.  As of June 30, 2021 we had corn futures and option contracts for approximately 500,000 bushels of corn. As of June 30, 2021 we had an unrealized loss of approximately $76,000 related to our corn futures and options contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At June 30, 2021, we had no fixed ethanol sales contracts and ethanol futures and option contracts for approximately 1,470,000 gallons of ethanol. As of June 30, 2021 we had an unrealized gain of approximately $658,000 related to our ethanol futures and option contracts.

    We estimate that our corn usage will be between 21 million and 23 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2021, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(13,734,600)
Corn	22,821,000	Bushels	10%	$(9,307,000)
Natural gas	1,664,000	MMBtu	10%	$(499,000)

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2020 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,740,000)
Corn	22,821,000	Bushels	10%	$(5,520,000)
Natural gas	1,664,000	MMBtu	10%	$(262,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RED TRAIL ENERGY, LLC

Date:	August 10, 2021	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2021	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)