Form 10-K
period 2021-09-30
RED TRAIL ENERGY, LLC
filed 2021-12-17
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2021

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
(Address of principal executive offices, Zip code)

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2021 was $34,969,920.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 17, 2021, there were 40,148,160 Class A Membership Units outstanding.

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

Product	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Ethanol	76.9%	76.1%	77.7%
Distillers Grains	17.8%	19.4%	19.3%
Corn Oil	4.4%	4.0%	2.5%

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. Ethanol blended fuel is typically designated in the marketplace according to the percentage of the fuel that is ethanol, with the most common fuel blend being E10, which contains 10% ethanol. The United States Environmental Protection Agency (the "EPA") has approved the use of gasoline blends that contain 15% ethanol, or E15, for use in all vehicles manufactured in model year 2001 and later. In 2019, the EPA changed regulations which now allow E15 to be sold year-round in all markets in the United States, however, this rule was recently reversed by the federal courts. In addition, flexible fuel vehicles can use gasoline blends that contain up to 85% ethanol called E85.

As a result of an emergency domestic need resulting from the COVID-19 pandemic, some ethanol plants provided ethanol to be used for the production of hand sanitizer and related products. Some ethanol plants have subsequently announced plans to install equipment to allow USP-grade ethanol production which can also be used for disinfectants, pharmaceuticals, fragrances, cosmetics and other industrial applications. We engaged in some limited ethanol sales for sanitizer use during our 2020 fiscal year. Approximately 3.9% of our revenues were from industrial ethanol sales during our 2020 fiscal year. We did not have any industrial ethanol sales during our 2021 fiscal year.

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

Principal Product Markets

We market nearly all of our products through a professional third party marketer, RPMG, Inc. ("RPMG"). The only products we sell which are not marketed by RPMG are E85 and E30 and certain modified distillers grains which we market internally to local customers. RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We are a part owner of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer.  Except for the modified distillers grains and E85/E30 we market locally, RPMG decides where our products are marketed and sold. Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products. For our 2021 fiscal year, the United States exports of distillers grains were primarily to Vietnam, the European Union, South Korea, Mexico and Turkey. China was not a significant source of export demand due to increased tariffs which make United States distillers grains not feasible for export to China. In addition, the United States exported significant amounts of ethanol to Canada, India, Columbia, Switzerland, Philippines, South Korea, Peru and the European Union during our 2021 fiscal year.

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

Ethanol

    We have an exclusive marketing agreement with RPMG for the purposes of marketing and distributing all of the ethanol we produce at the ethanol plant. Because we are an owner of RPMG, LLC, our marketing fees are based on RPMG's actual cost to market our ethanol. Our ethanol marketing agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The term of our ethanol marketing agreement is perpetual, until it is terminated according to the terms of the agreement. The primary reasons the ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the agreement which is not cured, or if we give advance notice to RPMG that we would like to terminate the agreement. Notwithstanding our right to terminate the ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, if the agreement is terminated, following the termination, we have agreed to accept an assignment of certain railcar leases which RPMG has secured to service us. If the ethanol marketing agreement is terminated, it would automatically trigger a redemption of our ownership interest in RPMG, LLC.

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

New Products and Services

    We did not introduce any new products or services during our 2021 fiscal year.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 17.7 million bushels of corn during our 2021 fiscal year, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

    During our 2021 fiscal year, while we were able to secure sufficient corn to operate the plant, management decided it was more profitable to take an extended maintenance shutdowns rather than pay higher corn prices. We do not anticipate any problems securing enough corn during our 2022 fiscal year. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. During our 2021 fiscal year, corn prices have been higher than prior years, mainly due to increased demand which was has been higher than the worldwide corn supply. On November 9, 2021, the USDA released a report estimating the 2021 corn crop in the United States at approximately 15.1 billion bushels, up 7% from last year's production, with yields averaging 177.0 bushels per acre. The USDA forecasted area harvested for grain at 85.1 million acres, up 3% from 2020. We have not had difficulty securing the corn we require for our operations and we anticipate that we will be able to secure the corn we need to operate the ethanol plant during our 2022 fiscal year, although potentially at a higher price. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problem during our 2022 fiscal year.  Poor weather can be a major factor in increasing corn prices, including the drought experienced during our 2021 fiscal year.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

    Corn prices are also impacted by world supply and demand, the price of other commodities, current and anticipated stocks, domestic and export prices and supports and the government's current and anticipated agricultural policy.  Corn prices have been volatile in the past and volatility could return to the market in the future.

Natural Gas

    We use natural gas as the fuel source to power our ethanol plant. We are using natural gas to produce process steam and to dry our distillers grains products. Due to our close proximity to the Bakken oil field which produces a significant amount of natural gas, we anticipate that natural gas prices in our area will remain lower and the cost to transport the natural gas to our ethanol plant will be low compared to our competitors. We entered into a natural gas supply agreement with Rainbow Gas Company which provides a supply of natural gas to the ethanol plant. We do not anticipate any difficulty securing the natural gas we require to operate the ethanol plant.

Electricity

    The production of ethanol uses significant amounts of electricity. We entered into a contract with Roughrider Electric Cooperative to provide our needed electrical energy.   This contract was renewed in August 2019. This contract automatically renews unless either party gives notice of its intent not to renew the agreement.

Water

    To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year.  We anticipate receiving adequate water supplies during our 2022 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. During our 2021 fiscal year, our primary sources of working capital were cash from our operations as well as our revolving line-of-credit with Cornerstone.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of November 21, 2021, the Renewable Fuels Association ("RFA") estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 17.5 billion gallons of ethanol annually. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 40.0% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 900 million gallons per year or more

Company	Current Capacity (MMgy)	Percent of Total Industry Capacity
Archer Daniels Midland	1,674	9.6%
POET Biorefining	2,648	15.2%
Valero Renewable Fuels	1,740	10.0%
Green Plains Renewable Energy	934	5.3%
TOTAL	6,996	40.0%
        Updated: November 21, 2021

Ethanol Competition

Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, we have experienced increased competition from oil companies who have purchased ethanol production facilities, including Valero Renewable Fuels, which is a subsidiary of a larger energy companies. Oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices due to localized decreased corn production and supplies.

    We anticipate competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Many corn-based ethanol producers have altered their plants to be able to produce cellulosic ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn-based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. In addition, Brazil instituted a tariff on ethanol produced in the United States which has resulted in less ethanol exports to Brazil. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States. We continue to look for opportunities to export ethanol to other countries and open new markets for ethanol produced in the United States.

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

    Finally, many ethanol producers increased their production capacities through expansion projects which started becoming operational during our 2018 fiscal year. These expansion projects have increased the supply of ethanol in the market and negatively impacted market ethanol prices and may result in excess ethanol supply in the future. During our 2019 fiscal year, many ethanol producers reduced production or ceased production altogether due to unfavorable operating margins which somewhat offset the additional ethanol production from these expansion projects. During 2020, the ethanol industry was impacted by decreased gasoline and ethanol demand because of social distancing restrictions implemented because of the COVID-19 pandemic. During our 2021 fiscal year, ethanol demand increased and we experienced much more favorable financial margins.

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

    The statutory RVO for all renewable fuels for 2018 was 19.29 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2018, the final RVO for 2019 was set at 19.92 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, on December 7, 2021, the EPA issued a proposed RVO rule which set the 2022 RVO at 15 billion gallons for corn-based ethanol, set the 2021 RVO for corn-based ethanol at 13.3 billion gallons, less than the statutory requirement in the RFS of 15 billion gallons. The December 7, 2021 proposed rule also proposes to reopen the 2020 RVO which was previously set at 15 billion gallons for corn-based ethanol and retroactively reduce that amount to 12.5 billion gallons.

During 2019 it came to light that the EPA was issuing waivers of the RVO obligations for certain small refineries. These small refinery waivers resulted in significant decreases in ethanol demand during 2018 and 2019 which are below the RVO requirements. Many in the ethanol industry believe these waivers did not meet the standards set out in the RFS. The ethanol industry has been pushing the EPA to reverse the effects of these small refinery waivers which we believe contributed to poor operating margins starting in 2018 and continuing through our 2020 fiscal year. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants. In August 2021, the USDA announced an additional $26 million in infrastructure grants, bringing the total grants under the program to a total of $66.4 million.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2021 fiscal year, we incurred costs and expenses of approximately $31,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal has reduced our environmental compliance costs.

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

Employees

As of December 17, 2021, we had 46 full-time employees. We anticipate that we will have approximately 47 full-time employees during the next 12 months.

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

Risks Relating to Our Business

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”). The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

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

    Declines in the price of ethanol, distillers grain or corn oil would significantly reduce our revenues. The sales prices of ethanol, distillers grains and corn oil can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, tariffs and import quotas, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol, distillers grains and corn oil and the price we pay for corn and natural gas. Any lowering of ethanol, distillers grains or corn oil prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of our products to continue to be volatile in our 2022 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our products will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

    Decreasing gasoline prices could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, demand for ethanol may be reduced. Historically, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. In recent years, low oil prices reduced the price of gasoline which reduced the spread between the price of gasoline and the price of ethanol which discouraged discretionary blending, and resulted in a downward market adjustment in the price of ethanol. If oil and gasoline prices remain lower for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

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

    We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Management anticipates that we will be in compliance with our loan covenants in our Cornerstone loans. However, if we violate the terms of our credit agreement, Cornerstone could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans. If we do not have sufficient cash to repay these loans or if we are unable to secure other sources of financing, it could negatively impact the value of our units.

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

Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results. Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us. Higher basis levels or adverse crop conditions in our corn purchase area can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration. Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs and competitiveness of agricultural commodity production and related storage and processing facilities and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources and could reduce the value of our units.

Investor sentiment towards climate change, fossil fuels, and other ESG matters could adversely affect our business, cost of capital, and the price of our stock and other securities. There have been efforts in recent years, which have intensified during the COVID-19 pandemic, aimed at the investment community, to promote the divestment of securities of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. As a result, some financial intermediaries, investors, and other capital markets participants have reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. If this or similar divestment efforts are continued, the value of our units may be negatively impacted.

Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to GHGs and climate change in the energy industry in particular, and diversity and inclusion initiatives and governance standards among companies more generally. As a result, we may face increasing pressure regarding our ESG practices and disclosures. Additionally, members of the investment community may screen companies such as ours for ESG performance. If we are unable to meet the ESG standards or investment or lending criteria set by these investors and funds, we may lose investors, investors may allocate a portion of their capital away from us, our cost of capital may increase, the price of our units may be negatively impacted, and our reputation may also be negatively affected.

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

Increased competition from electric vehicles could reduce demand for liquid fuels which could negatively impact demand for ethanol which could negatively impact our profitability. Electric car technology has improved significantly in recent years and many automakers are focusing on electric car technology for automobiles they are releasing or plan to release in the future. Increased reliance on electric vehicle technology is expected to result in decreased gasoline demand. Recently, governments and private entities have focused on improving and expanding vehicle recharging stations which may make electric automobiles more attractive in the market. As gasoline powered vehicles become a smaller part of the worldwide vehicle fleet, it is expected to have a negative impact on gasoline demand which will also impact ethanol demand. This shift in demand could negatively impact our financial performance and could reduce or eliminate the value of our units.

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States has recently benefited from additional exports of ethanol which may not continue to occur during our 2022 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2022 fiscal year, particularly if the EPA issues additional small refinery waivers from the RFS. If we experience excess ethanol supply, either due to increased ethanol production, lower ethanol demand or lower overall gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

    Distillers grains demand and prices have been negatively impacted by the Chinese anti-dumping duty. China was previously the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. Due to recent trade disputes between the United

States and China we expect these tariffs to continue into our 2022 fiscal year. This reduction in demand has negatively impacted our profitability.

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

    A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol has and could continue to have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and could negatively impact our ability to profitably operate the ethanol plant.

    Chinese ethanol tariffs has and could continue to have a negative impact on ethanol prices. As a result of trade disputes between the United States and China, China imposed a 70% tariff on ethanol produced in the United States. This tariff has effectively closed the Chinese market for United States ethanol exports. China represents a significant potential source of demand for ethanol. Without access to the Chinese market, we may experience excess ethanol supply which could negatively impact ethanol prices in the United States. Lower ethanol prices could negatively impact our ability to profitably operate the ethanol plant.

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

    Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We have experienced and may continue to experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to certain trade actions and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on U.S. ethanol imports into China from 30% to 45% and ultimately to 70%.  This tariff increase has had a negative impact on overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices.

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and municipal laws and regulations regulating environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state or municipal entities or permit revocation are inherent in the operation of our businesses as it is with other companies engaged in similar businesses.

We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

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

During our 2021 fiscal year, all of our tangible and intangible property, real and personal, served as the collateral for our senior credit facility with Cornerstone Bank. Our senior credit facility is discussed in more detail under "ITEM 7. Management's Discussion and Analysis - Capital Resources."

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

    As of December 17, 2021, there were 926 holders of record of our Class A membership units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2020 1st	$1.03	$1.05	$1.04	80,000
2020 2nd	$0.85	$1.00	$0.90	140,000
2020 3rd	$0.90	$0.95	$0.95	43,000
2020 4th	$0.95	$0.95	$0.95	20,000
2021 1st	$0.95	$0.99	$0.97	45,000
2021 2nd	$0.93	$0.93	$0.93	10,000
2021 3rd	$0.93	$1.00	$0.95	366,000
2021 4th	$1.03	$1.34	$1.20	50,000

Distributions

    Our board of governors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

PERFORMANCE GRAPH

    The graph below matches the cumulative 5-Year total return of holders of Red Trail Energy, LLC's common membership units with the cumulative total returns of the NASDAQ Composite index and a customized peer group of eighteen companies that includes: Aemetis Inc., Amyris Inc., Benchmark Energy Corp, Celanese Corp, Cleantech Biofuels Inc., Data443 Risk Mitigation Inc., Glyeco Inc., Green Plains Inc., Greenbelt Resources Corp, Methes Energies International Ltd, New America Energy Corp, Newmarket Corp, Pacific Ethanol Inc., Rayonier Advanced Materials Inc., Renewable Energy Group Inc., Rex American Resources Corp, Sino United Worldwide Consolidated Ltd and Westlake Chemical Partners LP. The graph assumes that the value of the investment in our common membership units, in each index, and in the peer group (including reinvestment of dividends) was $100 on September 30, 2016 and tracks it through September 30, 2021.

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

Reserved.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended September 30, 2021 and 2020

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2021 and 2020:

	Year Ended September 30, 2021		Year Ended September 30, 2020
Statement of Operations Data	Amount	%	Amount	%
Revenues	$119,084,611	100.00	$94,175,793	100.00
Cost of Goods Sold	104,115,501	87.43	90,134,689	95.71
Gross Profit	14,969,110	12.57	4,041,104	4.29
General and Administrative Expenses	3,239,245	2.72	4,329,824	4.60
Operating Income (Loss)	11,729,865	9.85	(288,720)	(0.31)
Other Income	895,814	0.75	295,308	0.31
Net Income	$12,625,679	10.60	$6,588	0.01

    The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2021 and 2020:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Production:
Ethanol sold (gallons)	51,893,094	56,510,517
Industrial ethanol sold (gallons)	—	1,130,347
Dried distillers grains sold (tons)	62,904	91,073
Modified distillers grains sold (tons)	127,718	109,691
Corn oil sold (pounds)	12,472,550	15,385,430
Revenues:
Ethanol average price per gallon (net of hedging)	$1.74	$1.20
Industrial ethanol average price per gallon	—	3.27
Dried distillers grains average price per ton	178.06	128.63
Modified distillers grains average price per ton	78.46	59.20
Corn oil average price per pound	0.41	0.24
Primary Inputs:
Corn ground (bushels)	17,717,130	21,346,380
Natural gas (MMBtu)	1,261,294	1,425,450
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.46	$2.98
Natural gas average price per MMBtu (net of hedging)	2.77	2.06
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.083	$0.077
Denaturant cost	0.035	0.030
Electricity cost	0.045	0.042
Direct labor cost	0.080	0.067

Revenue

    For our 2021 fiscal year, ethanol sales comprised approximately 76.9% of our revenues, distillers grains sales comprised approximately 17.8% of our revenues and corn oil sales comprised approximately 4.4% of our revenues. For our 2020 fiscal year, ethanol sales comprised approximately 76.1% of our revenues, distillers grains sales comprised approximately 19.4% of our revenues and corn oil sales comprised approximately 4.0% of our revenues.

    Our total revenue for our 2021 fiscal year was approximately 24.4% more compared to our 2020 fiscal year, which resulted in higher net income during the 2021 period compared to the 2020 period.

    Ethanol

    The average price we received per gallon of ethanol sold was approximately 42.5% higher during our 2021 fiscal year compared to our 2020 fiscal year. Following reduced gasoline demand in 2020 due to the effects of the COVID-19 pandemic, travel restrictions were lifted and gasoline demand rebounded. During 2021, ethanol stocks remained lower which resulted in increased ethanol demand and prices. In addition to the lower ethanol stocks, gasoline prices were higher during our 2021 fiscal year which positively impacted ethanol demand and prices. Our ethanol revenue during our 2020 fiscal year was supported by industrial ethanol sales. We did not have any industrial ethanol sales during our 2021 fiscal year.

    We sold approximately 7.3% fewer gallons of ethanol during our 2021 fiscal year compared our 2020 fiscal year as we worked to maximize the amount of ethanol we produced per bushel of corn we ground along with longer plant shutdowns which impacted production. Our efficiency in converting corn to ethanol increased significantly during our 2021 fiscal year which positively impacted our profitability. This improved efficiency was important during our 2021 fiscal year due to the fact that our average cost per bushel of corn ground was higher during our 2021 fiscal year compared to our 2020 fiscal year.

    We experienced a gain of approximately $1,488,000 related to our ethanol derivative instruments during our 2021 fiscal year which increased our revenue. We experienced a gain of approximately $383,000 related to our ethanol derivative instruments during our 2020 fiscal year which increased our revenue.

    Distillers Grains

    The average price we received for our dried distillers grains during our 2021 fiscal year was approximately 38.4% greater than the average price we received during our 2020 fiscal year primarily due to higher average corn prices during our 2021 fiscal year which typically impacts distillers grains prices. The average price we received from our modified distillers grains during our 2021 fiscal year was approximately 32.5% higher compared to our 2020 fiscal year due to stronger local demand for distillers grains along with higher corn prices. Our modified distillers grains are primarily sold in our local market. Management anticipates higher distillers grains prices during our 2022 fiscal year due to continued higher corn prices. Further, the United States experienced strong distillers grains export demand during 2021 which increased domestic distillers grains prices. If export demand for distillers grains increases during our 2022 fiscal year, it could result in significantly higher distillers grains prices.

    We produced approximately 28.5% fewer tons of dried distillers grains and approximately 14.2% more tons of modified distillers grains during our 2021 fiscal year compared to our 2020 fiscal year. Our overall decreased production had a corresponding impact on distillers grains production. We produced more modified distillers grains due to strong local demand for distillers grains which favors the modified distillers grains product. In addition, we produced less corn oil per bushel of corn used during the 2021 period which resulted in more total distillers grains we produced during the 2021 fiscal year. When we produce more corn oil, it results in fewer tons of distillers grains produced. We decide whether to produce dried distillers grains versus modified/wet distillers grains based on market conditions and the relative cost of producing each form of distillers grains. Management anticipates that distillers grains production will remain at its current mix during our 2022 fiscal year unless distillers grains exports increase significantly which could favor producing more dried distillers grains.

    Corn Oil

    The average price we received for our corn oil was approximately 73.9% higher during our 2021 fiscal year compared to our 2020 fiscal year primarily due to additional corn oil demand from the biodiesel industry along with higher corn and soybean oil prices which positively impact market corn oil prices. On December 17, 2019, Congress renewed the biodiesel blenders' credit retroactively for 2019 and for a total of five years. This certainty for the biodiesel blenders' credit has positively impacted demand for corn oil during that time period which has supported market corn oil prices. If the biodiesel blenders' credit expires in the future, we anticipate that corn oil demand will be lower.

    Our corn oil sales decreased by approximately 27.2% during our 2021 fiscal year compared to our 2020 fiscal year due to reduced overall production at the ethanol plant along with lower corn oil extraction efficiency during our 2021 fiscal year. Management anticipates that corn oil production will continue to be higher during our 2022 fiscal year.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and energy expenses. Our total cost of goods sold was approximately 10.7% higher for our 2021 fiscal year compared to our 2020 fiscal year due primarily to higher corn and natural gas costs during our 2021 fiscal year, partially offset by lower corn and natural gas consumption.

Corn Costs

Our cost of goods sold related to corn was approximately 18.8% higher during our 2021 fiscal year compared to our 2020 fiscal year due to higher average corn costs per bushel partially offset by fewer bushels of corn used during our 2021 fiscal year. Our average cost per bushel of corn used, without including our derivative instrument gains and losses, was approximately 49.7% higher during our 2021 fiscal year compared to our 2020 fiscal year. Management attributes this increase in corn costs to higher corn demand from the ethanol industry during our 2021 fiscal year along with a smaller corn crop which was harvested in the fall of 2020 which reduced corn availability. The corn crop harvested in the fall of 2021 was larger than in 2020 which may have a positive impact on corn prices during our 2022 fiscal year. Management believes that there will be sufficient corn in our local market to continue to operate the ethanol plant at capacity during our 2022 fiscal year but we may experience higher prices in order to purchase the corn we need. Our corn use decreased by approximately 17.0% during our 2021 fiscal year compared to our 2020 fiscal year due to decreased overall production at the ethanol plant. Management anticipates that we will use a comparable amount of corn in the future provided operating margins remain favorable.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. At September 30, 2021, we had forward corn purchase contracts for various delivery periods through March 2022 for a total commitment of approximately $34.5 million for a total of approximately 5.7 million bushels of corn. We had a gain of approximately $1,367,000 related to our corn derivative instruments which decreased our cost of goods sold during our 2021 fiscal year. We had a loss of approximately $455,000 related to our corn derivative instruments during our 2020 fiscal year which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

    Natural Gas Costs

    Our total natural gas costs to operate the ethanol plant were higher for our 2021 fiscal year compared to our 2020 fiscal year due primarily to increased natural gas costs per MMBtu during the 2021 period partially offset by decreased natural gas consumption. Our average cost per MMBtu of natural gas was approximately 34.5% higher during our 2021 fiscal year compared to our 2020 fiscal year. Management believes this increase in natural gas costs during our 2021 fiscal year was due to higher energy prices generally during our 2021 fiscal year. We used approximately 11.5% fewer MMBtu of natural gas during our 2021 fiscal year compared to our 2020 fiscal year due to reduced overall production at the ethanol plant. Management expects that natural gas prices will increase during our 2022 fiscal year due to strong energy markets and the amount of natural gas available in the market, particularly during the winter months when natural gas demand for heating needs is higher.

General and Administrative Expenses

    Our general and administrative expense was lower during our 2021 fiscal year and our 2020 fiscal year due to less labor and consulting costs during the 2021 period. During our 2020 fiscal year we had increased labor and consulting costs associated with our carbon capture and storage project which is designed to decrease the carbon intensity of our ethanol, making it more valuable in the California fuel market.

Other Income/Expense

    We had less interest income during our 2021 fiscal year compared to our 2020 fiscal year due to having less cash on hand during the 2021 period. Our other income was higher during our 2021 fiscal year compared to our 2020 fiscal year due to a gain on the sale of used equipment no longer needed for operations and the PPP loan forgiveness.

Results of Operations for the Years Ended September 30, 2020 and 2019

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2020 and 2019:

	Year Ended September 30, 2020		Year Ended September 30, 2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$94,175,793	100.00	$103,697,726	100.00
Cost of Goods Sold	90,134,689	95.71	104,690,474	100.96
Gross Profit (Loss)	4,041,104	4.29	(992,748)	(0.96)
General and Administrative Expenses	4,329,824	4.60	3,135,825	3.02
Operating Loss	(288,720)	(0.31)	(4,128,573)	(3.98)
Other Income (Expense)	295,308	0.31	385,884	0.37
Net Profit (Loss)	$6,588	0.01	$(3,742,689)	(3.61)

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
Changes in Financial Condition for the Year Ended September 30, 2021 and 2020

    Current Assets. We had less cash and equivalents on our balance sheet at September 30, 2021 compared to September 30, 2020 due to cash we used for capital expenditures for our carbon sequestration project along with an increase in restricted cash related to our derivative instruments at September 30, 2021 compared to September 30, 2020. We had more restricted cash at September 30, 2021 compared to September 30, 2020 as a result of having more cash deposited in our margin account with our commodities broker related to our risk management positions. We had less accounts receivable at September 30, 2021 compared to September 30, 2020 due primarily to the timing of payments from our product marketers at the end of our 2021 fiscal year compared to the end of our 2020 fiscal year. We had more inventory on hand at September 30, 2021 compared to September 30, 2020 due to more finished goods inventory at September 30, 2021 due in part to higher ethanol prices which are used to value our inventory.

    Property, Plant and Equipment. The gross value of our property, plant and equipment was higher at September 30, 2021 compared to September 30, 2020 due primarily to the start of construction on our carbon capture and storage project during our 2021 fiscal year. The carbon capture and storage project, which was started during our 2019 fiscal year, will inject CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol so it qualifies for the west coast clean fuels programs.

    Other Assets. Our other assets were higher at September 30, 2021 than at September 30, 2020 due primarily to an increase in our patronage equity with Roughrider Electric Cooperative The net right of use asset related to our operating leases was lower at September 30, 2021 than at September 30, 2020 due to amortization of our operating leases during our 2021 fiscal year.

    Current Liabilities. We had checks issued in excess of our bank balances at September 30, 2021. When checks are presented for payment which exceed our cash balances, we use our revolving loan to pay the amounts owed. Our accounts payable was higher at September 30, 2021 and at September 30, 2020 due to deferred corn payments. Our accrued expenses were lower at September 30, 2021 compared to September 30, 2020 due to having fewer corn payables at September 30, 2021 compared to September 30, 2020. We had a larger accrued loss on our firm corn purchase commitments at September 30, 2021 compared to September 30, 2020 due to corn price increases. The current maturities of our long-term debt was lower at September 30, 2021 compared to September 30, 2020 due to forgiveness of our Paycheck Protection Program ("PPP") loan during our 2021 fiscal year. The current portion of our operating lease liability was higher at September 30, 2021 compared to September 30, 2020 due to increased amortization of our operating leases.

    Long-term Liabilities. We had less long-term liabilities at September 30, 2021 compared to September 30, 2020 due to forgiveness of our PPP loan along with payments on our long term debt during our 2021 fiscal year. We had a smaller long-term liability related to operating leases at September 30, 2021 compared to September 30, 2020 due to regular amortization of our operating leases.

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

Allowance for Doubtful Accounts

    Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Doubtful Accounts as of September 30, 2021 could impact net income by approximately $38,000 for our 2022 fiscal year.

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

    The following table shows cash flows for the years ended September 30, 2021 and 2020:

	2021	2020
Net cash provided by operating activities	$19,721,836	$3,292,949
Net cash (used in) investing activities	(23,053,910)	(8,871,441)
Net cash provided by (used in) financing activities	(2,565,171)	6,168,912
Net increase (decrease) in cash	$(5,897,245)	$590,420
Cash and equivalents, end of period	$5,215,244	$11,112,489

Cash Flow from Operations

Our operations provided more cash during our 2021 fiscal year compared to our 2020 fiscal year due primarily to a larger net income we generated during the 2021 period compared. We had a significant increase in accounts payable and accrued expenses related to deferred corn payments which provided more cash during our 2021 fiscal year.

Cash Flow from Investing Activities

We used more cash for capital expenditures during our 2021 fiscal year compared to our 2020 fiscal year. During our 2021 fiscal year, we had capital expenditures primarily related to our carbon sequestration project. During our 2020 fiscal year, we also had capital expenditures related to our carbon sequestration project and our industrial alcohol project.

Cash Flow from Financing Activities

Our financing activities used cash during our 2021 fiscal year due primarily to a dividend we paid during our 2021 fiscal year. We also used more cash for debt and lease repayments during our 2021 fiscal year compared to our 2020 fiscal year.

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

    The following table shows cash flows for the years ended September 30, 2020 and 2019:

	2020	2019
Net cash provided by operating activities	$3,292,949	$378,740
Net cash (used in) investing activities	(8,871,441)	(725,559)
Net cash (used in) financing activities	6,168,912	(4,451)
Net increase (decrease) in cash	$590,420	$(351,270)
Cash and equivalents, end of period	$11,112,489	$10,522,069

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

Capital Expenditures

    We had approximately $29.2 million in construction in progress as of September 30, 2021 related to our carbon capture and storage and industrial alcohol projects. During the fiscal year ended September 30, 2021, we placed in service approximately $4.7 million in capital projects.

Capital Resources

    On January 22, 2020, we entered into a series of loans with Cornerstone Bank ("Cornerstone"), described below. On February 1, 2021 we renewed our $10 million Revolving Loan with Cornerstone Bank. In addition, on February 1, 2021 we entered into a $28 million construction loan with Cornerstone Bank for the carbon capture and storage project described below.

Revolving Loan

On January 22, 2020, we entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone which was renewed on February 1, 2021. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan is January 21, 2022. The Revolving Loan is secured by a lien on all of our assets. At September 30, 2021, we had $10 million available on the Revolving Loan. The variable interest rate on September 30, 2021 was 3.00%.

Construction Loan

On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The maturity date of the Construction Loan is February 1, 2022. The Construction Loan is secured by a lien on all of our assets. At September 30, 2021, we had $7 million available on the Construction Loan. The variable interest rate on September 30, 2021 was 3.00%.

On February 1, 2021, we entered into a new $28 million construction loan (the "CCS Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the CCS Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The

CCS Construction Loan has a minimum interest rate of 3.0%. The maturity date of the CCS Construction Loan is January 31, 2022. The CCS Construction Loan is secured by a lien on substantially all of our assets. At September 30, 2021, we had $28 million available under the CCS Construction Loan. The variable interest rate on September 30, 2021 was 3.00%.

Paycheck Protection Program Loan

On April 16, 2020, we entered into a new $873,400 Paycheck Protection Program Loan (the "PPP Loan) with Cornerstone. Interest accrued on any outstanding balance on the PPP Loan at a rate of 1.0%. The maturity date of the PPP Loan was April 16, 2022. Under the terms of the loan, the Company applied for forgiveness of the entire amount of the PPP Loan on October 31, 2020, in accordance with PPP regulations, which provided for the possibility of loan forgiveness because the Company used all the proceeds of the PPP Loan for qualifying expenses in accordance with PPP requirements. The entire amount of the PPP Loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.

Ethanol Recovery Program

On July 13, 2020, we entered into a loan with the Bank of North Dakota Ethanol Recovery Program and Cornerstone for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of September 30, 2021 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We make monthly payments of approximately $74,000 per month with the balance outstanding on September 30, 2021 of approximately $4,600,000.

Contractual Obligations and Commercial Commitments

    We have the following contractual obligations as of September 30, 2021:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years
Long-term debt obligations *	$4,607,606	$719,233	$3,888,373	$—
Corn purchases *	5,686,021	5,686,021
Water purchases	1,908,000	424,000	1,272,000	212,000
Operating lease obligations	762,847	372,987	389,860
Finance leases	14,409	4,542	9,867
Total	$12,978,883	$7,206,783	$5,560,100	$212,000

* - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2021 for basis contracts that had not yet been fixed.

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

    As of September 30, 2021, we had approximately 5.7 million bushels of corn under fixed price contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of September 30, 2021, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(13,419,000)
Corn	17,135,000	Bushels	10%	$(11,138,000)
Natural gas	1,664,000	MMBtu	10%	$(649,000)

    For comparison purposes, below is our analysis for our fiscal year ended September 30, 2020.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(8,143,200)
Corn	22,822,000	Bushels	10%	$(5,992,000)
Natural gas	1,664,000	MMBtu	10%	$(333,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Red Trail Energy, LLC (the Company) as of September 30, 2021 and 2020, and the related statements of operations, changes in members’ equity, and cash flows, for the years ended September 30, 2021, 2020, and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended September 30, 2021, 2020, and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

As discussed in Note 1 of the financial statements, the Company’s balance of inventory was $11,546,842 as of September 30, 2021. The valuation of inventories, including corn raw materials, work in process, and ethanol finished goods, requires management to make significant assumptions and complex judgments about the inventory cost and net realizable value. These assumptions include the assessment of net realizable value by inventory category, considering market inputs and demand for their products.

We identified inventory valuation as a critical audit matter. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Gaining an understanding of management’s process and methodology to develop the estimates.
•Evaluating the reasonableness of the significant assumptions used by management including those related to market inputs, industry standards, and conversion factors.
•Testing the completeness, accuracy and relevance of the underlying data used in management’s estimate, which included comparing the price used for corn valuation to readily available market information, verifying inputs for ethanol tank capacity, and evaluating other costs necessary to produce ethanol.

We have served as Red Trail Energy, LLC’s auditor since 2012.

Minneapolis, Minnesota
December 17, 2021

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2021	September 30, 2020

Current Assets
Cash and equivalents	$508,521	$9,304,638
Restricted cash	4,706,723	1,807,851
Accounts receivable, net, primarily related party	1,468,521	1,963,236
Commodities derivative instruments, at fair value	—	42,005
Inventory	11,546,842	10,137,872
Prepaid expenses	466,036	371,283
Total current assets	18,696,643	23,626,885

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	9,581,778	8,135,994
Plant and equipment and railroad	91,666,322	88,442,644
Construction in progress	29,154,711	9,805,770
	136,201,803	112,183,400
Less accumulated depreciation	72,777,271	67,855,740
Net property, plant and equipment	63,424,532	44,327,660

Other Assets
Right of use operating lease assets, net	762,847	1,008,677
Investment in RPMG	605,000	605,000
Patronage equity	4,924,123	4,540,963
Deposits	40,000	40,000
Total other assets	6,331,970	6,194,640

Total Assets	$88,453,145	$74,149,185

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2021	September 30, 2020

Current Liabilities
Disbursements in excess of bank balances	$1,343,608	$—
Accounts payable	10,099,876	4,299,764
Accrued expenses	1,435,117	1,937,555
Accrued loss on firm purchase commitments (see note 5)	184,000	130,000
Customer deposits	11,008	—
Current maturities of notes payable	723,775	1,276,256
Current portion of operating lease liabilities	372,986	364,862
Total current liabilities	14,170,370	8,008,437

Long-Term Liabilities
Notes payable, less current maturities	3,898,239	4,916,081
Long-term operating lease liabilities	389,861	643,815
Total long-term liabilities	4,288,100	5,559,896
Commitments and Contingencies (Notes 5, 6, 8, 10 and 14)

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding on September 30, 2021 and 2020, respectively)	69,994,675	60,580,852

Total Liabilities and Members’ Equity	$88,453,145	$74,149,185

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019

Revenues, primarily related party	$119,084,611	$94,175,793	$103,697,726

Cost of Goods Sold
Cost of goods sold	103,667,724	89,676,395	104,479,424
Lower of cost or net realizable value adjustment	263,777	241,294	119,050
Loss on firm purchase commitments	184,000	217,000	92,000
Total Cost of Goods Sold	104,115,501	90,134,689	104,690,474

Gross Profit (Loss)	14,969,110	4,041,104	(992,748)

General and Administrative Expenses	3,239,245	4,329,824	3,135,825

Operating Income (Loss)	11,729,865	(288,720)	(4,128,573)

Other Income (Expense)
Interest income	55,691	117,143	116,922
Other income	890,818	187,626	268,974
Interest expense	(50,695)	(9,461)	(12)
Total other income (expense), net	895,814	295,308	385,884

Net Income (Loss)	$12,625,679	$6,588	$(3,742,689)

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$0.31	$—	$(0.09)

Diluted	$0.31	$—	$(0.09)

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Years Ended September 30, 2021, 2020 and 2019

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Retained Earnings	Units	Amount	Total Member Equity

Balances - September 30, 2018	40,148,160	$39,044,595	75,541	$25,358,139	140,000	$(159,540)	$64,318,735
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(1,782)	—	—	(1,782)
Net Income (Loss)	—	—	—	(3,742,689)	—	—	(3,742,689)

Balances - September 30, 2019	40,148,160	$39,044,595	75,541	$21,613,668	140,000	$(159,540)	$60,574,264
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	—	—	—	—
Net Income	—	—	—	6,588	—	—	6,588

Balances - September 30, 2020	40,148,160	$39,044,595	75,541	$21,620,256	140,000	$(159,540)	$60,580,852
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(3,211,856)	—	—	(3,211,856)
Net Income	—	—	—	12,625,679	—	—	12,625,679

Balances - September 30, 2021	40,148,160	$39,044,595	75,541	$31,034,079	140,000	$(159,540)	$69,994,675
(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019

Cash Flows from Operating Activities
Net income (loss)	$12,625,679	$6,588	$(3,742,689)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,921,531	4,799,667	4,766,966
(Gain) loss on disposal of fixed assets	—	(26,213)	3,659
Change in fair value of derivative instruments	42,005	(50,880)	(2,236,775)
Accrued purchase commitment losses	54,000	62,000	(136,000)
Lower of cost or net realizable value adjustment	263,777	241,294	119,050
Loss on firm purchase commitments	184,000	217,000	92,000
Noncash patronage equity	(383,160)	(421,812)	(640,599)
Loan forgiveness	(873,400)	—	—
Change in operating assets and liabilities:
Accounts receivable, net, primarily related party	494,716	1,947,148	(881,070)
Inventory	(1,856,747)	(3,633,340)	3,797,180
Prepaid expenses	(94,753)	(261,783)	1,474
Customer deposits	11,008	—	—
Accounts payable and accrued expenses	4,333,180	413,280	(764,456)
Net cash provided by operating activities	19,721,836	3,292,949	378,740

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	75,827	18,295
Capital expenditures	(23,053,910)	(8,947,268)	(743,854)
Net cash (used in) investing activities	(23,053,910)	(8,871,441)	(725,559)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	1,343,608	—	—
Dividends paid	(3,211,856)	—	(1,782)
Proceeds from notes payable	—	6,285,638	—
Debt and finance lease repayments	(696,923)	(116,726)	(2,669)
Net cash provided by (used in) financing activities	(2,565,171)	6,168,912	(4,451)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(5,897,245)	590,420	(351,270)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,112,489	10,522,069	10,873,339
Cash, Cash Equivalents and Restricted Cash - End of Period	$5,215,244	$11,112,489	$10,522,069

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$508,521	$9,304,638	$8,565,038
Restricted Cash	4,706,723	1,807,851	1,957,031
Total Cash, Cash Equivalents and Restricted Cash	$5,215,244	$11,112,489	$10,522,069

Supplemental Disclosure of Cash Flow Information
Interest paid	$50,695	$9,461	$12
Noncash Investing and Financing Activities
Finance lease asset acquired	$—	$23,173	$—
Operating lease asset acquired	$81,729	$168,300	$—
Capital expenditures in accounts payable	$964,494	$894,307	$—
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

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

Investment in RPMG

RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We own approximately 5.6% of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Gerald Bachmeier, our Chief Executive Officer. The Company accounts for the investment in RPMG at cost minus impairment.

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

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of $386,850 and $429,633 at September 30, 2021 and 2020, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

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

Depreciation expense included in cost of goods sold is $4,832,462 for the year ended September 30, 2021, $4,722,077 for the year ended September 30, 2020 and $4,691,891 for the year ended September 30, 2019. Depreciation expense included in general and administrative expenses is $89,069 for the year ended September 30, 2021, $77,590 for the year ended September 30, 2020, and $75,075 for the year ended September 30, 2019.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2021 and 2020 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

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

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective October 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. As of September 30, 2021 there has been no impact of adoption for the fiscal year ending September 30, 2021. The Company expects the impact of adopting the new standard to be immaterial on an ongoing basis.

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

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2021.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

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

Sales

We are substantially dependent upon RPMG for the purchase, marketing and distribution of our ethanol, DDGS and corn oil. RPMG purchases 100% of the ethanol, DDGS and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 53% and 85% of the Company's outstanding trade receivables balance at September 30, 2021 and 2020, respectively. Approximately 90%, 93%, and 93% of revenues are comprised of sales to RPMG for the years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively.

3. REVENUE

Adoption of ASC 606

Effective October 1, 2018, the Company adopted ASC 606 using the modified retrospective approach for all of its contracts. Following the adoption of ASC 606, the Company continues to recognize revenue at a point-in-time when control of goods transfers to the customer. This is consistent with the Company's previous revenue recognition accounting policy under which the Company recognized revenue when title and risk of loss pass to the customer and collectability was reasonably assured. ASC 606 did not impact the Company's presentation of revenue on a gross or net basis. The Company recognizes revenue primarily from sales of ethanol and its related co-products. In addition, there was no impact of adoption on the statement of operations or balance sheet for the twelve months ended September 30, 2021. The Company expects the impact of adopting the new revenue standard to be immaterial to net income on an ongoing basis.

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

Revenue by Source

The following table disaggregates revenue by major source for the twelve months ended September 30, 2021, 2020 and 2019.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

Revenues	For the twelve months ended September 30, 2021 (audited)	For the twelve months ended September 30, 2020 (audited)	For the twelve months ended September 30, 2019 (audited)
Ethanol, E85 and Industrial Ethanol	$91,624,027	$71,785,439	$80,552,074
Distillers Grains	21,221,826	18,209,005	20,060,802
Syrup	1,009,857	353,583	381,301
Corn Oil	5,070,067	3,631,755	2,507,184
Other	158,834	196,011	196,365
Total revenue from contracts with customers	$119,084,611	$94,175,793	$103,697,726

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promise to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue, and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified customers make prepayments on their contracts. The beginning and and ending balances for accounts receivable and customer deposits were as follows for the twelve months ended September 30, 2021, 2020, and 2019.

	For the twelve months ended September 30, 2021 (audited)	For the twelve months ended September 30, 2020 (audited)	For the twelve months ended September 30, 2019 (audited)
Accounts receivable	$1,468,521	$1,963,236	$3,910,384
Customer deposits	$11,008	$—	$—

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

As of:	September 30, 2021				September 30, 2020
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	—	—	bushels	$—	30	1,260,000	bushels	$104,068
Corn options	—	—	bushels	—	83	415,000	bushels	(62,063)
Total fair value				$—				$42,005

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2021 and September 30, 2020:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2021	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Balance Sheet - as of September 30, 2020	Asset	Liability
Commodity derivative instruments, at fair value	$42,005	$—
Total derivatives not designated as hedging instruments for accounting purposes	$42,005	$—

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2021	Amount of gain (loss) recognized in income during the year ended September 30, 2020	Amount of gain (loss) recognized in income during the year ended September 30, 2019
Corn derivative instruments	Cost of Goods Sold	$1,367,491	$(455,197)	$4,415,168
Ethanol derivative instruments	Revenue	1,487,966	382,757	—
Natural gas derivative instruments	Cost of Goods Sold	1,410	(31,860)	520
Total		$2,856,867	$(104,300)	$4,415,688

5. INVENTORY
Inventory is valued at lower of cost or net realizable value. Inventory values as of September 30, 2021 and September 30, 2020 were as follows:

As of	September 30, 2021	September 30, 2020
Raw materials, including corn, chemicals and supplies	$3,978,299	$4,031,086
Work in process	1,321,862	765,673
Finished goods, including ethanol and distillers grains	4,622,007	3,914,117
Spare parts	1,624,674	1,426,996
Total inventory	$11,546,842	$10,137,872

Lower of cost or net realizable value adjustments for the years ended September 30, 2021, and 2020 and 2019 were as follows:

	For the year ended September 30, 2021	For the year ended September 30, 2020	For the year ended September 30, 2019
Loss on firm purchase commitments	$184,000	$217,000	$92,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	263,777	241,294	119,050
Total loss on lower of cost or market adjustments	$447,777	$458,294	$211,050

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2021 and 2020, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $184,000 and $217,000 for the fiscal years ended September 30, 2021 and 2020, respectively. The loss is recorded in “Loss on

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $263,777 and $241,294 for the fiscal years ended September 30, 2021 and 2020, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or net realizable value adjustment” on the statements of operations.

6. BANK FINANCING

On October 1, 2019, the Company terminated our $7 million Revolving Loan with U.S. Bank National Association ("U.S. Bank"). The maturity date of the Revolving Loan was May 31, 2020. The Company's ability to draw funds on the Revolving Loan was subject to a borrowing base calculation as set forth in the Credit Agreement.

On January 22, 2020, the Company entered into a new $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). The Revolving Loan replaced a similar loan the Company had with U.S. Bank National Association. The maturity date of the Revolving Loan is January 21, 2022. At September 30, 2021, the Company had $10 million available on the Revolving Loan. The variable interest rate on September 30, 2021 was 3.00%.

On January 22, 2020, the Company entered into a $7 million construction loan (the "Construction Loan") with Cornerstone. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021 we extended the maturity date to February 1, 2022. At September 30, 2021, the Company had $7 million available on the Construction Loan. The variable interest rate on September 30, 2021 was 3.00%.

On February 1, 2021, the Company entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone for the carbon capture and storage project. The maturity date of the Construction Loan is January 31, 2022. At September 30, 2021, the Company had $28 million available on the CCS Construction Loan. The variable interest rate on September 30, 2021 was 3.00%.

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone. The maturity date of the PPP Loan is April 16, 2022. The fixed interest rate on September 30, 2021 was 1%. Under the terms of the loan, the Company applied for forgiveness of the entire amount of the PPP Loan on October 31, 2020, in accordance with PPP regulations, which provided for the possibility of loan forgiveness because the Company used all the proceeds of the PPP Loan for qualifying expenses in accordance with PPP requirements. The entire amount of the PPP Loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.

On July 13, 2020 the Company received a loan through the Bank of North Dakota Ethanol Recovery Program and Cornerstone Bank for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate on September 30, 2021 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Schedule of debt maturities for the twelve months ended September 30	Totals
2022	$719,233
2023	747,058
2024	775,652
2025	2,365,663
2026	—
Total	$4,607,606

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and September 30, 2020, respectively.

Fair Value Measurement Using
	Carrying Amount as of September 30, 2021	Fair Value as of September 30, 2021	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$—	$—	$—	$—	$—

Fair Value Measurement Using
	Carrying Amount as of September 30, 2020	Fair Value as of September 30, 2020	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$42,005	$42,005	$42,005	$—	$—

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

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

present value of lease payments. For the twelve months ended September 30, 2021, the Company's estimated discount rate was 3.55%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains lease at inception. The Company's leases have remaining lease terms of approximately 1 year to 4 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At September 30, 2021, the weighted average remaining lease term is 2 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $750,000 for the year ended September 30, 2021, $701,000 for the year ended September 30, 2020 and $656,000 for the year ended September 30, 2019.

Equipment under financing leases consists of office equipment and plant equipment. Equipment under financing leases is as follows at:

As of	September 30, 2021	September 30, 2020
Equipment	$493,414	$493,414
Less accumulated amortization	(196,389)	(172,944)
Net equipment under finance lease	$297,025	$320,470

At September 30, 2021, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the years ending September 30:

	Operating Leases	Financing Leases
2022	$372,987	$4,542
2023	311,741	4,576
2024	78,119	4,611
2025	—	680
2026	—	—
Total minimum lease commitments	$762,847	14,409
Less amount representing interest		—
Present value of minimum lease commitments included in current maturities of notes payable on the balance sheet		$14,409

9. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses and distributions. As of September 30, 2021, 2020, and 2019 there were 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 treasury units as of September 30, 2021, 2020, and 2019, respectively.

Total units authorized are 40,288,160 as of September 30, 2021, 2020, and 2019.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments

Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2021, the Company had various fixed price contracts for the purchase of approximately 5.7 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $34.4 million related to the 5.7 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company has entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net proceeds received by the company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur in the future, subject to the $10 million cap and the 10 year termination of this obligation. The Company has paid Bismarck Land Company, LLC $28,315 as of September 30, 2021.

Carbon Capture and Storage Project

The Company has entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting CO2 from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company committed to fund up to $950,000 for this research. The Company had incurred $949,631 through the 3rd quarter of the 2020 fiscal year which is recorded as consulting services under general and administrative expenses. The commitment was fully paid as of September 30, 2021.

On October 1, 2020, the Company entered into an agreement with Salof LTD, Inc. for the design, engineering, fabrication and start up of the CO2 capture and liquefaction facility for the carbon capture and storage project. The price of the system including all equipment and services is $11,845,000. The Company has paid $9,739,222 as of September 30, 2021 which is recorded as construction in progress.

On May 6, 2021, the Company entered into an agreement with Direct Automation for the DCS Computer System for the carbon capture and storage project. The price of the system including all equipment and installation is $800,992. The Company has paid $779,895 as of September 30, 2021 which is recorded as construction in progress.

As of September 30, 2021 the Company has paid a total of $22.5 million towards the Carbon Capture and Storage Project, which is recorded as construction in progress. The remaining cost to complete the Carbon Capture and Storage Project is roughly $5.7 million.

Industrial Alcohol Project

On October 6, 2020, the Company entered into an agreement with Praj Industries Limited to purchase a 25 million gallon per year Eco-Smart Distillation unit to produce United States Pharmacopeia ("USP") grade alcohol. The price of the system is $2,659,500. The Company has paid the full balance as of September 30, 2021 which is recorded as construction in progress.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

On April 13, 2021, the Company entered into an agreement with Tooz Construction, Inc. for the construction of the building foundation for the new distillation building for the Eco-Smart Distillation unit. The price of materials and labor is $335,021. The Company has paid $285,503 as of September 30, 2021 which is recorded as construction in progress.

On May 6, 2021, the Company entered into an agreement with Direct Automation for the DCS Computer System upgrade for the industrial alcohol project. The price of the system including all equipment and installation is $182,322. The Company has paid $171,412 as of September 30, 2021 which is recorded as construction in progress.

As of September 30, 2021 the Company has paid a total of $6.64 million towards the Industrial Alcohol Project, which is recorded as construction in progress. The remaining cost to complete the Industrial Alcohol Project is roughly $1.1 million.

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $130,000, $134,000, and $136,000 to the 401k plan for the years ended September 30, 2021 and 2020, and 2019, respectively.

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

		September 30, 2021	September 30, 2020
Balance Sheet
Accounts receivable		$1,309,673	$1,777,576
Accounts Payable		788,050	188,457
Accrued Expenses		832,904	650,833

	For the year ended September 30, 2021	For the year ended September 30, 2020	For the year ended September 30, 2019
Statement of Operations
Revenues	$107,501,604	$83,637,691	$96,889,681
Cost of goods sold	1,851,143	2,013,630	1,045,804
General and administrative	169,910	166,991	216,331
Other income /expense	—	119,825	267,111

Inventory Purchases	$14,080,623	$21,095,195	$15,770,447

13. SUBSEQUENT EVENTS

On December 3, 2021 the Company received a pay down of $2.65 million towards the Ethanol Recovery Program loan. See Note 6.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016 which are lower than the statutory requirements in the RFS. In addition, on May 31, 2016, the EPA issued a proposed renewable volume obligation for 2017 of 14.8 billion gallons of conventional biofuels, still lower than the statutory requirement in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019 and 2020 RFS final rules. On December 7, 2021, the EPA released a proposed rule regarding renewable volume obligations which was lower than the statutory amount for 2021 and proposes to reopen and reduce the renewable volume obligation for 2020.

The Company anticipates that the results of operations during fiscal 2022 will be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn due to increased demand for grain from global and national markets, the severe drought in Western North Dakota for the 2021 crop year, speculation in the commodity markets, and demand for corn from the ethanol industry.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

Year Ended September 30, 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,557,555	$34,264,089	$42,741,846	$14,521,121
Gross profit (loss)	3,653,352	6,125,603	10,370,203	(5,180,048)
Operating income (loss)	2,243,816	5,215,440	9,516,024	(5,245,415)
Net income (loss)	2,265,694	6,093,896	9,505,434	(5,239,345)
Net income (loss) per unit-basic and diluted	0.06	0.15	0.24	(0.13)

Year Ended September 30, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,340,913	$23,638,144	$22,670,742	$21,525,994
Gross profit (loss)	(498,570)	(2,369,704)	3,449,833	3,459,545
Operating income (loss)	(1,298,075)	(3,394,168)	2,177,135	2,226,388
Net income (loss)	(1,251,913)	(3,235,994)	2,204,564	2,289,931
Net income (loss) per unit-basic and diluted	(0.03)	(0.08)	0.05	0.06

Year Ended September 30, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,909,136	$26,231,799	$26,302,894	$25,253,895
Gross profit (loss)	1,047,795	(1,021,966)	1,666,581	(2,685,158)
Operating income (loss)	372,910	(1,677,846)	775,279	(3,598,916)
Net income (loss)	402,844	(1,423,308)	817,986	(3,540,211)
Net income (loss) per unit-basic and diluted	0.01	(0.04)	0.02	(0.09)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Gerald Bachmeier, and Chief Financial Officer ("CFO"), Jodi Johnson, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2021.  Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

    Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 based upon Internal Control-Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during our fiscal year ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

    None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference in the definitive proxy statement from our 2022 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2021 fiscal year end. This proxy statement is referred to in this report as the "2022 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

    Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Financial Statements

The financial statements appear beginning at page 33 of this report.

(2)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization, as filed with the North Dakota Secretary of State on July 16, 2003.		Filed as Exhibit 3.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
3.2	Amended and Restated Operating Agreement of Red Trail Energy, LLC.		Filed as exhibit 3.1 to our Current Report on Form 8-K on August 6, 2008. (000-52033) and incorporated by reference herein.
4.1	Membership Unit Certificate Specimen.		Filed as Exhibit 4.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
4.2	Member Control Agreement of Red Trail Energy, LLC.		Filed as Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
4.3	Description of Class A Membership Units of Red Trail Energy, LLC	X
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
Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.38	Third Amended and Restated Revolving Credit Note between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015	Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.39	Fifth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015	Filed as Exhibit 10.5 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.40	CEO Employment Agreement	Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2017 and incorporated by reference herein.
10.41	Promissory Note - 10 Million between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.	Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.

10.42	Promissory Note - 7 Million between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.2 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.43	Commercial Security Agreement between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.44	Business Loan Agreement between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.45	Promissory Note - $28 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021		Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-52033) and incorporated by reference herein.
10.46	Promissory Note - $10 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021		Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-52033) and incorporated by reference herein
31.1	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Schema Document	X
101.CAL	Inline XBRL Calculation Document	X
101.LAB	Inline XBRL Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.

(+) Confidential Treatment Requested.
(X) Filed herewith.
(**) Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 17, 2021	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 17, 2021	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 17, 2021	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 17, 2021	/s/ Jodi Johnson
Jodi Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 17, 2021	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 17, 2021	/s/ Anthony Mock
Anthony Mock, Governor

Date:	December 17, 2021	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 17, 2021	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 17, 2021	/s/ Mike Appert
Mike Appert, Governor

Date:	December 17, 2021	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 17, 2021	/s/ William A. Price
William A. Price, Governor