Form 10-Q
period 2021-12-31
RED TRAIL ENERGY, LLC
filed 2022-02-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	December 31, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 14, 2022, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2021	September 30, 2021
	(Unaudited)
Current Assets
Cash and equivalents	$1,753,655	$508,521
Restricted cash - margin account	2,951,243	4,706,723
Accounts receivable, net, primarily related party	4,540,167	1,468,521
Inventory	20,256,076	11,546,842
Prepaid expenses	941,562	466,036
Total current assets	30,442,703	18,696,643

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	10,051,817	9,581,778
Plant and equipment	100,304,819	91,666,322
Construction in progress	27,093,302	29,154,711
	143,248,930	136,201,803
Less accumulated depreciation	74,146,792	72,777,271
Net property, plant and equipment	69,102,138	63,424,532

Other Assets
Right of use operating lease assets, net	835,679	762,847
Investment in RPMG	605,000	605,000
Patronage equity	4,924,123	4,924,123
Deposits	40,000	40,000
Total other assets	6,404,802	6,331,970

Total Assets	$105,949,643	$88,453,145

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2021	September 30, 2021
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$—	$1,343,608
Accounts payable	12,173,801	10,099,876
Accrued expenses	1,262,545	1,435,117
Commodities derivative instruments, at fair value (see note 4)	38,919	—
Accrued loss on firm purchase commitments (see notes 5 and 9)	384,000	184,000
Customer deposits	95,726	11,008
Current maturities of notes payable	730,698	723,775
Current portion of operating lease liabilities	408,777	372,986
Total current liabilities	15,094,466	14,170,370

Long-Term Liabilities
Notes payable	1,062,054	3,898,239
Long-term operating lease liabilities	426,902	389,861
Total long-term liabilities	1,488,956	4,288,100
Commitments and Contingencies (Notes 5, 6, 8 and 9)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	89,366,221	69,994,675

Total Liabilities and Members’ Equity	$105,949,643	$88,453,145

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2021	12/31/2020 (restated)
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$60,827,197	$27,557,555

Cost of Goods Sold
Cost of goods sold	42,817,783	23,640,426
Lower of cost or net realizable value adjustment	—	263,777
Loss on firm purchase commitments	200,000	—
Total Cost of Goods Sold	43,017,783	23,904,203

Gross Profit	17,809,414	3,653,352

General and Administrative Expenses	1,097,179	745,444

Operating Income	16,712,235	2,907,908

Other Income (Expense)
Interest income	16,620	23,266
Other income, net	2,654,228	11,896
Interest expense	(11,537)	(13,284)
Total other income, net	2,659,311	21,878

Net Income	$19,371,546	$2,929,786

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160

Diluted	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.48	$0.07

Diluted	$0.48	$0.07

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2021	12/31/2020 (restated)
Cash Flows from Operating Activities
Net income (loss)	$19,371,546	$2,929,786
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,369,521	1,204,187
Change in fair value of derivative instruments	38,919	(228,120)
Lower of cost of net realizable value adjustment	—	263,777
Loss on firm purchase commitments	200,000	—
Loan forgiveness	(2,650,773)	—
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	(3,071,646)	104,489
Inventory	(8,909,234)	317,242
Prepaid expenses	(475,526)	(596,811)
Customer deposits	84,718	69,208
Accounts payable	1,758,516	718,110
Accrued expenses	(172,572)	(378,785)
Accrued loss on firm purchase commitments	200,000	—
Net cash provided by operating activities	7,743,469	4,403,083

Cash Flows from Investing Activities
Capital expenditures	(6,731,717)	(5,773,779)
Net cash (used in) investing activities	(6,731,717)	(5,773,779)

Cash Flows from Financing Activities
Distribution paid	(1,343,608)	—
Debt repayments	(178,490)	(171,903)
Net cash (used in) financing activities	(1,522,098)	(171,903)

Net Change in Cash, Cash Equivalents and Restricted Cash	(510,346)	(1,542,599)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	5,215,244	11,112,489
Cash, Cash Equivalents and Restricted Cash - End of Period	$4,704,898	$9,569,890

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$1,753,655	$7,438,170
Restricted cash	2,951,243	2,131,720
Total Cash, Cash Equivalents and Restricted Cash	$4,704,898	$9,569,890

Supplemental Disclosure of Cash Flow Information
Interest paid	$11,537	$13,284
Noncash Investing and Financing Activities
Operating lease asset acquired	$173,914	$71,192
Capital expenditures in accounts payable	$315,410	$102,398

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2021

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2021, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2022.

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

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective October 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach, which had no impact upon adoption.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2021

2. RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

This quarterly report on form 10-Q of the Company for the three months ended December 31, 2021 includes the restatement of the Company’s previously filed unaudited statement of operations and cash flows statement for the three months ended December 31, 2020 due to expenditures that should have been capitalized as construction in progress. The Company’s management has concluded these figures should be re-stated in the statements of operations and cash flows for comparative purposes in 2021 filings. Accordingly, the Company has determined that prior financial statements should be corrected. Furthermore, from a quantitative and qualitative perspective, the Company has determined that correcting the previously filed December 31, 2020 financial statements would not require previously filed reports to be amended.

	Previously Reported December 31, 2020 (unaudited)	Adjustments	Restated December 31, 2020 (unaudited)
Statement of Operations
General and Administrative Expenses	$1,409,536	$(664,092)	$745,444
Operating Income	$2,243,816	$664,092	$2,907,908
Net Income	$2,265,694	$664,092	$2,929,786

Statement of Cash Flows
Net Income	$2,265,694	$664,092	$2,929,786
Net cash provided by operating activities	$3,738,991	$664,092	$4,403,083
Capital expenditures	$5,109,687	$664,092	$5,773,779
Net cash used in investing activities	$5,109,687	$664,092	$5,773,779

3. REVENUE

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

Revenue by Source

The following table disaggregates revenue by major source for the three months ended December 31, 2021 and 2020.

Revenues	For the three months ended December 31, 2021 (unaudited)	For the three months ended December 31, 2020 (unaudited)
Ethanol, E85 and Industrial Alcohol	$49,086,279	$21,133,349
Distillers Grains	8,654,420	5,168,959
Syrup	349,641	123,273
Corn Oil	2,508,851	1,081,783
Other	62,703	50,191
Total revenue from contracts with customers	$60,661,894	$27,557,555

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2021

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue, and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified customers make prepayments on their contracts. The ending balances for accounts receivable and customer deposits were as follows for the three months ended December 31, 2021 and 2020.

	For the three months ended December 31, 2021 (unaudited)	For the three months ended December 31, 2020 (unaudited)
Accounts receivable	$4,540,167	$1,858,747
Customer deposits	95,726	69,208
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

As of:	December 31, 2021 (unaudited)				September 30, 2021
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	80	400,000	bushels	$100,500	—	—	bushels	$—
Corn options	399	1,995,000	bushels	$(166,419)	—	—	bushels	$—
Soybean oil options	66	39,600	gal	$(10,386)	—	—	gal	$—
Ethanol futures	2	84,000	gal	$11,886	—	—	gal	$—
Natural gas futures	30	300,000	dk	$31,170	—	—	dk	$—
Natural gas options	7	70,000	dk	$(5,670)	—	—	dk	$—
Total fair value				$(38,919)				$—
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2021

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2021 and September 30, 2021:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2021 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$38,919
Total derivatives not designated as hedging instruments for accounting purposes	$—	$38,919

Balance Sheet - as of September 30, 2021	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended December 31, 2021 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2020 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$350,518	$249,473
Ethanol derivative instruments	Revenue	165,303	301,106
Natural gas derivative instruments	Cost of Goods Sold	(310,220)	1,410
Total		$205,601	$551,989

5. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of December 31, 2021 and September 30, 2021 were as follows:

	December 31, 2021 (unaudited)	September 30, 2021
Raw materials, including corn, chemicals and supplies	$11,113,049	$3,978,299
Work in process	1,485,176	1,321,862
Finished goods, including ethanol and distillers grains	5,988,306	4,622,007
Spare parts	1,669,545	1,624,674
Total inventory	$20,256,076	$11,546,842

Lower of cost or net realizable value adjustments for the three months ended December 31, 2021 and 2020 were as follows:

	For the three months ended December 31, 2021 (unaudited)	For the three months ended December 31, 2020 (unaudited)
Loss on firm purchase commitments	$200,000	$—
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$263,777
Total loss on lower of cost or net realizable value adjustments	$200,000	$263,777

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2021

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2021, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, approximated market price. Based on this information, the Company has $200,000 estimated loss on firm purchase commitments for the three months ended December 31, 2021 compared to no estimated loss on firm purchase commitments for the three months ended December 31, 2020. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

6. BANK FINANCING

Ethanol Recovery Program

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone Bank ("Cornerstone"). The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 3, 2021 we received forgiveness of $2.65 million of the loan. The forgiveness was recorded as other income. The outstanding balance as of December 31, 2021 was $1.78 million. The maturity date of the loan is July 13, 2025. The fixed interest rate on December 31, 2021 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

Revolving Loan

On February 1, 2021 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022 the Revolving Loan was renewed. The new maturity date is March 31, 2022. At December 31, 2021, we had $10 million available under the Revolving Loan. The variable interest rate on December 31, 2021 was 3.00%.

Construction Loans

On January 22, 2020, we entered into a $7 million construction loan (the "Construction Loan") with Cornerstone. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021 we extended the maturity date to February 1, 2022. As of February 1, 2022 we were still negotiating the renewal of the Construction Loan. We anticipate renewing the loan on April 1, 2022. At December 31, 2021, we had $7 million available under the Construction Loan. The variable interest rate on December 31, 2021 was 3.00%.

On February 1, 2021 we entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone for the carbon capture and storage project. The maturity date of the CCS Construction Loan was January 31, 2022. As of January 31, 2022 we were still negotiating the renewal of the CCS Construction Loan. We anticipate renewing the loan on April 1, 2022. At December 31, 2021 we had $28 million available under the CCS Construction Loan. The variable interest rate on December 31, 2021 was 3.00%.

Paycheck Protection Program Loan

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2021

Schedule of debt maturities for the twelve months ending December 31	Totals
2022	$726,147
2023	754,240
2024	299,087
2025	—
2026	—
Total	$1,779,474

7. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and September 30, 2021, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2021 (unaudited)	Fair Value as of December 31, 2021 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$38,919	$38,919	$38,919	$—	$—
Total	$38,919	$38,919	$38,919	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2021	Fair Value as of September 30, 2021	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

8. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2021, the Company's estimated discount rate was 3.00%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to five years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At December 31, 2021 the weighted average remaining lease term was two years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $227,000 and $167,000 for the three months ended December 31, 2021 and 2020, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2021

Equipment under financing leases consists of office equipment and plant equipment. At December 31, 2021 and September 30, 2021, equipment under financing leases was as follows:

	December 31, 2021	September 30, 2021
Equipment	$493,414	$493,414
Less accumulated amortization	(202,250)	(196,389)
Net equipment under financing lease	$291,164	$297,025

At December 31, 2021, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending December 31:

	Operating Leases	Financing Leases
2022	$408,777	$4,551
2023	296,346	4,585
2024	63,744	4,141
2025	35,988	—
2026	30,824	—
Total minimum lease commitments	$835,679	13,277
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$13,277

9. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2021, the Company had various fixed price contracts for the purchase of approximately 5.6 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $35.4 million related to the 5.6 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company had paid Bismarck Land Company, LLC $28,315 as of December 31, 2021.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2021

Carbon Capture and Storage Project

On July 30, 2018, the Company entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting carbon dioxide ("CO2") from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company committed to fund up to $950,000 for this research. The Company had incurred $949,631 through the first quarter of the 2022 fiscal year which is recorded as consulting services under general and administrative expenses. The commitment was fully paid as of December 31, 2021.

On October 1, 2020, the Company entered into an agreement with Salof LTD, Inc. for the design, engineering, fabrication and start up of the CO2 capture and liquefaction facility for the carbon capture and storage project. The price of the system including all equipment and services is $11,845,000. The Company had paid $10,660,500 as of December 31, 2021, which is recorded as construction in progress.

On May 6, 2021, the Company entered into an agreement with Direct Automation for the DCS Computer System for the carbon capture and storage project. The price of the system including all equipment and installation is $800,992. The Company has paid $779,895 as of December 31, 2021 which is recorded as construction in progress.

As of December 31, 2021 the Company had paid a total of $27.0 million towards the Carbon Capture and Storage Project, which is recorded as construction in progress. The remaining cost to complete the Carbon Capture and Storage Project is roughly $5 million.

10. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	December 31, 2021 (unaudited)	September 30, 2021
Balance Sheet
Accounts receivable	$3,281,395	$1,309,673
Accounts payable	718,001	788,050
Accrued expenses	1,553,490	832,904

	For the three months ended December 31, 2021 (unaudited)	For the three months ended December 31, 2020 (unaudited)
Statement of Operations
Revenues	$56,480,653	$25,123,933
Cost of goods sold	1,008,328	381,644
General and administrative	—	30,301
Other income	—	2,410

Inventory Purchases	$9,451,613	$2,387,648

11. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

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
FOR THE PERIOD ENDED DECEMBER 31, 2021

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

The Company anticipates that the results of operations during the remainder of fiscal year 2022 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, demand for corn from the ethanol industry and continued effects from decreased ethanol demand due to the travel restrictions that were implemented during the COVID-19 pandemic.

12. MEMBER'S EQUITY

Changes in member's equity for the three months ended December 31, 2021 and 2020.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2020	$39,044,595	$75,541	$21,620,256	$(159,540)	$60,580,852
Net income			2,265,694		2,265,694
Balances December 31, 2020	$39,044,595	$75,541	$23,885,950	$(159,540)	$62,846,546

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2021	$39,044,595	$75,541	$31,034,079	$(159,540)	$69,994,675
Net income			19,371,546		19,371,546
Balances - December 31, 2021	$39,044,595	$75,541	$50,405,625	$(159,540)	$89,366,221

13. SUBSEQUENT EVENTS

On February 3, 2022 the Company renewed the Revolving Loan with Cornerstone Bank. See note 6.

On February 14, 2022 the board of directors declared a cash distribution of $0.24 per membership unit to the holders of units of record at the close of business on December 31, 2021, for a total distribution of $9,635,558.40. The Company expects to pay the distribution on February 18, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2021, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

On February 3, 2022 we renewed our $10 million Revolving Loan with Cornerstone Bank. In addition, on February 1, 2021 we entered into a $28 million construction loan with Cornerstone Bank for the carbon capture and storage project. The maturity date of the loan was January 31, 2022. The variable interest rate is 3.00%. As of December 31, 2021 the Company had not drawn any funds on either loan.

Results of Operations for the Three Months Ended December 31, 2021 and 2020

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021 (Unaudited)		Three Months Ended December 31, 2020 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$60,827,197	100.00	$27,557,555	100.00
Cost of Goods Sold	43,017,783	70.72	23,904,203	86.74
Gross Profit	17,809,414	29.28	3,653,352	13.26
General and Administrative Expenses	1,097,179	1.80	745,444	2.71
Operating Income	16,712,235	27.47	2,907,908	10.55
Other Income, net	2,659,311	4.37	21,878	0.08
Net Income	$19,371,546	31.85	$2,929,786	10.63

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2021 and 2020.

	Three Months Ended December 31, 2021 (unaudited)	Three Months Ended December 31, 2020 (unaudited)
Production:
Ethanol sold (gallons)	16,891,967	16,456,397
Industrial ethanol sold (gallons)	—	—
Dried distillers grains sold (tons)	21,657	19,889
Modified distillers grains sold (tons)	38,885	38,583
Corn oil sold (pounds)	4,518,620	3,667,740
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$2.91	$1.29
Industrial ethanol average price per gallon	—	—
Dried distillers grains average price per ton	206.39	138.16
Modified distillers grains average price per ton	107.61	62.75
Corn oil average price per pound	0.56	0.29
Primary Inputs:
Corn ground (bushels)	5,832,604	5,265,079
Natural gas (MMBtu)	404,803	374,822
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.03	$3.26
Natural gas average price per MMBtu (net of hedging)	6.02	2.47
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.095	$0.074
Denaturant cost	0.049	0.026
Electricity cost	0.048	0.045
Direct labor cost	0.069	0.065

Revenue

    Our total revenue was higher in the first quarter of our 2022 fiscal year compared to the same period of our 2021 fiscal year primarily due to higher average prices for our products along with increased quantity of ethanol and distillers grains sold during the 2022 period. During the first quarter of our 2022 fiscal year, approximately 80.9% of our total revenue was derived from ethanol sales, approximately 14.3% was from distillers grains sales and approximately 4.1% was from corn oil sales. During the first quarter of our 2021 fiscal year, approximately 76.7% of our total revenue was derived from ethanol sales, approximately 18.8% was from distillers grains sales and approximately 3.9% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was significantly higher during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year. Management attributes the increase in the price we received for our ethanol during the first quarter of our 2022 fiscal year to decreased ethanol stocks along with higher gasoline demand and prices and higher corn prices in the market. Gasoline demand increased during the first quarter of our 2022 fiscal year due to increased travel compared to the first quarter of our 2021 fiscal year. Management anticipates gasoline demand will continue to increase, which management believes will positively impact ethanol prices. In addition, corn and energy prices have increased significantly which have resulted in higher market ethanol prices.
    We sold more gallons of ethanol during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to increased production at the ethanol plant during the 2022 period. Management attributes this increased production to less plant downtime during the first quarter of our 2022 fiscal year compared to the same period of our 2021 fiscal year. Management anticipates ethanol production to remain at current levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. At December 31, 2021, we experienced a realized gain of approximately $165,000 related to our ethanol derivative instruments, which increased our revenue. At December 31, 2021, we had open ethanol futures contracts for 84,000 gallons of ethanol with a fair value of approximately $12,000. At December 31, 2020, we had no open ethanol futures contracts. We had a realized gain of approximately $301,000 on ethanol derivative instruments during the first quarter of our 2021 fiscal year which increased our revenue.

    Distillers Grains

    During the first quarter of our 2022 fiscal year, we sold more tons of distillers grains compared to the same period of our 2021 fiscal year due to increased overall production along with lower corn to ethanol conversion efficiency which resulted in more distillers grains production. We also sold a smaller percentage of total distillers grains in the modified distillers grains form during the first quarter of our 2022 fiscal year compared to the same period of our 2021 fiscal year due to market conditions favoring modified distillers grains. The average price we received for our modified distillers grains was higher during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to increased demand for modified distillers grains along with higher corn prices. The average price we received for our dried distillers grains was higher during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to higher corn prices and increased export demand. Management believes prices for distillers grains have been strong due to higher corn prices and reduced worldwide corn supplies. Management anticipates distillers grains prices will remain higher than the 2021 fiscal year during the rest of our 2022 fiscal year. Further, depending on the number of bushels of corn which are harvested in the fall of 2022, these higher distillers grains prices may continue into our 2023 fiscal year. Management anticipates relatively consistent distillers grains production throughout the remainder of our 2022 fiscal year provided we can maintain favorable operating margins.

    Corn Oil

    The total pounds of corn oil we sold was higher during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to increased corn oil production during the 2022 period primarily due to increased overall production along with lower corn to ethanol production efficiency which resulted in additional pounds of corn oil we had for sale. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2022 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our corn oil during the first quarter of our 2022 fiscal year was higher compared to the average price we received during the first quarter of our 2021 fiscal year primarily due to increased corn oil demand and higher corn prices. In 2019, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry, which has resulted in increased demand for corn oil. This increase in demand may not continue past December 31, 2022.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the first quarter of our 2022 fiscal year as compared to the first quarter of our 2021 fiscal year due primarily to increased corn costs per bushel and increased natural gas costs per MMBtu along with increased consumption of corn and natural gas during the 2022 fiscal year.

Corn Costs

Our cost of goods sold related to corn was higher for the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to increased average corn costs per bushel, without taking derivative instrument positions into account, along with an increase in the number of bushels of corn used to produce ethanol. For the first quarter of our 2022 fiscal year, we used approximately 10.8% more bushels of corn compared to the first quarter of our 2021 fiscal year due to increased ethanol production. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 84.4% higher for the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to higher market corn prices during the first quarter of our 2022 fiscal year. In addition, during the first quarter of our 2022 fiscal year, we had a realized gain of approximately $351,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the first quarter of our 2021 fiscal year, we had a realized gain of approximately $249,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain higher during the rest of our 2022 fiscal year due to increased corn demand in the market and uncertainty about the number of bushels of corn that will be harvested in the fall of 2022.

    Natural Gas Costs

    We used approximately 8.0% more MMBtu of natural gas during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to increased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 143.7% higher during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to higher energy prices generally, and having fewer hedged MMBtus during our 2022 fiscal year. Management anticipates these higher natural gas prices will continue during the rest of our 2022 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were higher for the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year primarily due to increases in insurance rates, meeting expenses, and permitting expenses during the first quarter of the 2022 fiscal year.

Other Income/Expense

    We had less interest income during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to having less cash on hand during our 2022 fiscal year. Our other income was greater during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to the forgiveness received for the Ethanol Recovery Loan. We had less interest expense during the first quarter of our 2022 fiscal year compared to the first quarter of our 2021 fiscal year due to decreased borrowing on our loans.

Changes in Financial Condition for the Three Months Ended December 31, 2021

    Current Assets. We had more cash and equivalents at December 31, 2021 compared to September 30, 2021 primarily due to net income we generated during our 2022 fiscal year. We had less restricted cash at December 31, 2021 compared to September 30, 2021 because we had less cash in our margin account associated with our hedging transactions. Due to higher prices for our products, the value of our accounts receivable was higher at December 31, 2021 compared to September 30,

2021. We had more inventory on hand at December 31, 2021 compared to September 30, 2021 due primarily to higher market prices for our finished goods and raw materials at December 31, 2021 compared to September 30, 2021. Our prepaid expenses were higher at December 31, 2021 compared to September 30, 2021 due to an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment. The value of our property, plant and equipment was higher at December 31, 2021 compared to September 30, 2021 due to construction of our carbon capture and storage project and industrial alcohol project partially offset by regular depreciation of our assets during the first three months of our 2022 fiscal year.

Other Assets. Our right of use operating lease assets at December 31, 2021 was higher compared to September 30, 2021 due to new leases we executed during our 2022 fiscal year.

    Current Liabilities. Our accounts payable was more at December 31, 2021 compared to September 30, 2021 due to having more corn payables at December 31, 2021. Our accrued expenses were lower at December 31, 2021 compared to September 30, 2021 due to fewer basis contracts and deferred payments for corn deliveries at December 31, 2021 compared to September 30, 2021. We had more current portion of operating leases liabilities at December 31, 2021 compared to September 30, 2021 due to new leases we executed during our 2022 fiscal year.

    Long-Term Liabilities. We had less notes payable at December 31, 2021 compared to September 30, 2021 due to payments we made on our long-term loans, the Ethanol Recovery Program forgiveness we received during the first quarter of our 2022 fiscal year, and the PPP loan forgiveness we received during our 2021 fiscal year. We had more long-term liabilities for our operating leases at December 31, 2021 due to new leases executed during our 2022 fiscal year.

Liquidity and Capital Resources

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months and beyond. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

    The following table shows cash flows for the three months ended December 31, 2021 and 2020:

	December 31, 2021 (unaudited)	December 31, 2020 (unaudited)
Net cash provided by operating activities	$7,743,469	$4,403,083
Net cash (used in) investing activities	(6,731,717)	(5,773,779)
Net cash provided by (used in) financing activities	(1,522,098)	(171,903)
Net increase (decrease) in cash	$(510,346)	$(1,542,599)
Cash, cash equivalents and restricted cash, end of period	$4,704,898	$9,569,890

Cash Flow from Operations

    Our operations provided more cash during the three months ended December 31, 2021 compared to the same period of our 2021 fiscal year due primarily to increased net income during the 2022 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the three months ended December 31, 2021 compared to the same period of our 2021 fiscal year. During the 2022 period, our primary capital expenditures were for our carbon capture and storage project and our industrial alcohol project.

Cash Flow from Financing Activities

Our financing activities used more cash during the three months ended December 31, 2021 compared to the same period of our 2021 fiscal year due to increased debt payments during the 2022 period.

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

Capital Expenditures

    The Company had approximately $27 million in construction in progress as of December 31, 2021 primarily relating to the carbon capture and storage project. The Company has secured two construction loans with Cornerstone Bank to finance these projects and is currently negotiating renewals on the loans.

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date is March 31, 2022. The Revolving Loan is secured by a lien on substantially all of our assets. At December 31, 2021, we had $10 million available on the Revolving Loan. The variable interest rate on December 31, 2021 was 3.00%.

Construction Loans

    On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021 the maturity date was extended to February 1, 2022. As of February 1, 2022 the Company was negotiating the renewal of the Construction Loan. The Company anticipates renewing the loan on April 1, 2022. The Construction Loan is secured by a lien on substantially all of our assets. At December 31, 2021, we had $7 million available under the Construction Loan. The variable interest rate on December 31, 2021 was 3.00%.

    On February 1, 2021, we entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the CCS Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The CCS Construction Loan has a minimum interest rate of 3.0%. The maturity date of the CCS Construction Loan was January 31, 2022. As of January 31, 2022 the Company was negotiating the renewal of the CCS Construction Loan. The Company anticipates renewing the loan on April 1, 2022. The CCS Construction Loan is secured by a lien on substantially all of our assets. At December 31, 2021, we had $28 million available under the CCS Construction Loan. The variable interest rate on December 31, 2021 was 3.00%.

Paycheck Protection Program Loan

    On April 16, 2020, we entered into an $873,400 Paycheck Protection Program Loan (the "PPP Loan") with Cornerstone. The fixed interest rate on December 31, 2021 was 1.00%. The maturity date of the PPP Loan was April 16, 2022. Under the terms of the loan, we applied for forgiveness of the entire amount of the PPP Loan on October 31, 2020, in accordance with PPP regulations, which provided for the possibility of loan forgiveness because we used all proceeds of the PPP Loan for qualifying expenses in accordance with PPP requirements. The entire amount of the PPP Loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the

Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of December 31, 2021 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We typically make monthly payments of approximately $74,000 per month. On December 3, 2021 we received forgiveness of $2.65 million of the loan, and the balance outstanding on December 31, 2021 was approximately $1.78 million.

Significant Accounting Policies and Estimates

    We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There has been no significant change in our critical accounting estimates since the end of our 2021 fiscal year. Effective October 1, 2020 the Company adopted ASU2016-13 using the modified retrospective approach.

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

    As of December 31, 2021 we had corn futures and option contracts for approximately 2,390,000 bushels of corn. As of December 31, 2021 we had an unrealized loss of approximately $66,000 related to our corn futures and options contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At December 31, 2021, we had fixed ethanol sales contracts and ethanol futures and option contracts for approximately 84,000 gallons of ethanol. As of December 31, 2021 we had an unrealized gain of approximately $12,000 related to our ethanol futures and option contracts.

    We estimate that our corn usage will be between 21 million and 23 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of December 31, 2021, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(15,954,000)
Corn	22,822,000	Bushels	10%	$(10,087,000)
Natural gas	1,664,000	MMBtu	10%	$(696,000)

For comparison purposes, our sensitivity analysis for our quarter ended December 31, 2020 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(7,668,000)
Corn	22,822,000	Bushels	10%	$(6,249,000)
Natural gas	1,664,000	MMBtu	10%	$(416,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

    For the fiscal quarter ended December 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

    There have been no material changes to the risk factors which were previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibits	Incorporated by Reference
3.1	Articles of Organization, as filed with the North Dakota Secretary of State on July 16, 2003	Filed as Exhibit 3.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
3.2	Amended and Restated Operating Agreement of Red Trail Energy, LLC	Filed as exhibit 3.1 to our Current Report on Form 8-K on August 6, 2008. (000-52033) and incorporated by reference herein.
4.1	Membership Unit Certificate Specimen	Filed as Exhibit 4.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
4.2	Member Control Agreement of Red Trail Energy, LLC	Filed as Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	February 14, 2022	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2022	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)