Form 10-Q
period 2022-03-31
RED TRAIL ENERGY, LLC
filed 2022-05-16
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 16, 2022, there were 40,148,160 Class A Membership Units outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2022	September 30, 2021
	(Unaudited)
Current Assets
Cash and equivalents	$6,894,249	$508,521
Restricted cash - margin account	3,251,832	4,706,723
Accounts receivable, net, primarily related party	4,718,900	1,468,521
Inventory	16,033,803	11,546,842
Prepaid expenses	764,521	466,036
Total current assets	31,663,305	18,696,643

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	10,051,817	9,581,778
Plant and equipment	100,304,819	91,666,322
Construction in progress	32,756,492	29,154,711
	148,912,120	136,201,803
Less accumulated depreciation	75,087,161	72,777,271
Net property, plant and equipment	73,824,959	63,424,532

Other Assets
Right of use operating lease assets, net	612,247	762,847
Investment in RPMG	605,000	605,000
Patronage equity	4,924,123	4,924,123
Deposits	40,000	40,000
Total other assets	6,181,370	6,331,970

Total Assets	$111,669,634	$88,453,145

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2022	September 30, 2021
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$—	$1,343,608
Accounts payable	4,637,846	10,099,876
Accrued expenses	1,505,855	1,435,117
Commodities derivative instruments, at fair value (see note 4)	163,250	—
Accrued loss on firm purchase commitments (see notes 5 and 9)	980,000	184,000
Customer deposits	2,104	11,008
Current maturities of notes payable	18,737,535	723,775
Current portion of operating lease liabilities	397,546	372,986
Total current liabilities	26,424,136	14,170,370

Long-Term Liabilities
Notes payable	849,644	3,898,239
Long-term operating lease liabilities	214,701	389,861
Total long-term liabilities	1,064,345	4,288,100
Commitments and Contingencies (Notes 5, 6, 8 and 9)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	84,181,153	69,994,675

Total Liabilities and Members’ Equity	$111,669,634	$88,453,145

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$51,677,779	$34,264,089	$112,504,976	$61,821,644

Cost of Goods Sold
Cost of goods sold	46,002,623	28,138,486	88,820,405	51,778,912
Lower of cost or net realizable value adjustment	—	—	—	263,777
Loss on firm purchase commitments	596,000	—	796,000	—
Total Cost of Goods Sold	46,598,623	28,138,486	89,616,405	52,042,689

Gross Profit	5,079,156	6,125,603	22,888,571	9,778,955

General and Administrative Expenses	659,859	714,511	1,757,039	1,459,955

Operating Income	4,419,297	5,411,092	21,131,532	8,319,000

Other Income (Expense)
Interest income	19,910	17,366	36,530	40,632
Other income, net	4,315	873,832	2,658,543	885,728
Interest expense	(4,518)	(12,742)	(16,055)	(26,026)
Total other income, net	19,707	878,456	2,679,018	900,334

Net Income	$4,439,004	$6,289,548	$23,810,550	$9,219,334

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.11	$0.16	$0.59	$0.23

Diluted	$0.11	$0.16	$0.59	$0.23

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021
		(Restated)
Cash Flows from Operating Activities
Net income	$23,810,550	$9,219,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,309,890	2,408,731
Change in fair value of derivative instruments	163,250	(239,214)
Lower of cost of net realizable value adjustment	—	263,777
Loss on firm purchase commitments	796,000	—
Loan forgiveness	(2,650,773)	(873,400)
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	(3,250,379)	(4,203,192)
Inventory	(5,282,961)	(782,028)
Prepaid expenses	(298,485)	(423,083)
Customer deposits	(8,904)	4,245
Accounts payable	(5,670,909)	(2,999,114)
Accrued expenses	70,738	1,316,811
Accrued loss on firm purchase commitments	796,000	(130,000)
Net cash provided by operating activities	10,784,017	3,562,867

Cash Flows from Investing Activities
Capital expenditures	(12,501,437)	(8,652,666)
Net cash used in investing activities	(12,501,437)	(8,652,666)

Cash Flows from Financing Activities
Dividends paid	(9,624,072)	(3,211,856)
Disbursements in excess of bank balances	(1,343,608)	1,687,447
Proceeds from notes payable	18,000,000	—
Debt repayments	(384,063)	(345,923)
Net cash provided by (used in) financing activities	6,648,257	(1,870,332)

Net Change in Cash, Cash Equivalents and Restricted Cash	4,930,837	(6,960,131)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	5,215,244	11,112,489
Cash, Cash Equivalents and Restricted Cash - End of Period	$10,146,081	$4,152,358

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$6,894,249	$1,088,451
Restricted cash	3,251,832	3,063,907
Total Cash, Cash Equivalents and Restricted Cash	$10,146,081	$4,152,358

Supplemental Disclosure of Cash Flow Information
Interest paid	$16,055	$26,026
Noncash Investing and Financing Activities
Operating lease asset acquired	$173,914	$81,729
Capital expenditures in accounts payable	$208,880	$—
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2022

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
FOR THE PERIOD ENDED MARCH 31, 2022

2. RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

This quarterly report on form 10-Q of the Company for the three and six months ended March 31, 2022 includes the restatement of the Company’s previously filed unaudited statement of operations and cash flow statements for the three and six months ended March 31, 2021 due to expenditures that should have been capitalized as construction in progress. The Company’s management has concluded these figures should be re-stated in the statements of operations and cash flows for comparative purposes in 2021 filings. Accordingly, the Company has determined that prior financial statements should be corrected. Furthermore, from a quantitative and qualitative perspective, the Company has determined that correcting the previously filed March 31, 2021 financial statements would not require previously filed reports to be amended.

	Previously Reported Three Months Ended March 31, 2021 (unaudited)	Adjustments	Restated Three Months Ended March 31, 2021 (unaudited)
Statement of Operations
General and Administrative Expenses	$910,163	$(195,652)	$714,511
Operating Income	$5,215,440	$195,652	$5,411,092
Net Income	$6,093,896	$195,652	$6,289,548

	Previously Reported Six Months Ended March 31, 2021 (unaudited)	Adjustments	Restated Six Months Ended March 31, 2021 (unaudited)
Statement of Operations
General and Administrative Expenses	$2,319,699	$(859,744)	$1,459,955
Operating Income	$7,459,256	$859,744	$8,319,000
Net Income	$8,359,590	$859,744	$9,219,334

Statement of Cash Flows
Net Income	$8,359,590	$859,744	$9,219,334
Net cash provided by operating activities	$2,703,123	$859,744	$3,562,867
Capital expenditures	$7,792,922	$859,744	$8,652,666
Net cash used in investing activities	$7,792,922	$859,744	$8,652,666

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

Revenue by Source

The following table disaggregates revenue by major source for the three and six months ended March 31, 2022 and 2021.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2022

Revenues	For the three months ended March 31, 2022 (unaudited)	For the three months ended March 31, 2021 (unaudited)	For the six months ended March 31, 2022 (unaudited)	For the six months ended March 31, 2021 (unaudited)
Ethanol, E85 and Industrial Alcohol	$38,328,946	$27,082,717	$87,580,529	$48,216,065
Distillers Grains	9,513,142	5,516,430	18,167,561	10,685,389
Syrup	573,482	277,483	923,123	400,756
Corn Oil	3,216,395	1,342,459	5,725,246	2,424,243
Other	45,814	45,000	108,517	95,191
Total revenue from contracts with customers	$51,677,779	$34,264,089	$112,504,976	$61,821,644

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue, and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified customers make prepayments on their contracts. The ending balances for accounts receivable and customer deposits were as follows as of October 1, 2021 and 2020 and for the six months ended March 31, 2022 and 2021.

	October 1, 2021	October 1, 2020	For the six months ended March 31, 2022 (unaudited)	For the six months ended March 31, 2021 (unaudited)
Accounts receivable	$1,468,521	$1,963,236	$4,718,900	$6,166,428
Customer deposits	11,008	—	2,104	4,245

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

As of:	March 31, 2022 (unaudited)				September 30, 2021
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	150	750,000	bushels	$(67,000)	—	—	bushels	$—
Corn options	570	2,850,000	bushels	$(96,250)	—	—	bushels	$—
Total fair value				$(163,250)				$—
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2022

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2022 and September 30, 2021:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2022 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$163,250
Total derivatives not designated as hedging instruments for accounting purposes	$—	$163,250

Balance Sheet - as of September 30, 2021	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended March 31, 2022 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2021 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2022 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2021 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$714,021	$449,237	$1,064,539	$698,710
Ethanol derivative instruments	Revenue	259,467	494,044	424,770	795,151
Natural gas derivative instruments	Cost of Goods Sold	202,770	—	(107,450)	(1,410)
Total		$1,176,258	$943,281	$1,381,859	$1,492,451

5. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of March 31, 2022 and September 30, 2021 were as follows:

	March 31, 2022 (unaudited)	September 30, 2021
Raw materials, including corn, chemicals and supplies	$9,449,006	$3,978,299
Work in process	1,313,189	1,321,862
Finished goods, including ethanol and distillers grains	3,597,419	4,622,007
Spare parts	1,674,189	1,624,674
Total inventory	$16,033,803	$11,546,842

Lower of cost or net realizable value adjustments for the three and six months ended March 31, 2022 and 2021 were as follows:

	For the three months ended March 31, 2022 (unaudited)	For the three months ended March 31, 2021 (unaudited)	For the six months ended March 31, 2022 (unaudited)	For the six months ended March 31, 2021 (unaudited)
Loss on firm purchase commitments	$596,000	$—	$796,000	$—
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$—	$—	$263,777
Total loss on lower of cost or net realizable value adjustments	$596,000	$—	$796,000	$263,777

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2022

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2022, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has $796,000 estimated loss on firm purchase commitments for the six months ended March 31, 2022 compared to no estimated loss on firm purchase commitments for the six months ended March 31, 2021. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

6. BANK FINANCING

Ethanol Recovery Program

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone Bank ("Cornerstone"). The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 3, 2021 we received forgiveness of $2.65 million of the loan. The forgiveness was recorded as other income. The outstanding balance as of March 31, 2022 was $1.58 million. The maturity date of the loan is July 13, 2025. The fixed interest rate on March 31, 2022 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

Revolving Loan

On February 3, 2022 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone. On February 3, 2022 the maturity date was extended to March 31, 2022. On April 8, 2022 the Revolving Loan was renewed. The new maturity date is April 7, 2023. At March 31, 2022, we had $10 million available under the Revolving Loan. The variable interest rate on March 31, 2022 was 3.00%.

Construction Loans

On January 22, 2020, we entered into a $7 million construction loan (the "Construction Loan") with Cornerstone. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021 we extended the maturity date to February 1, 2022. On April 8, 2022 the Construction Loan was renewed. The new maturity date is October 8, 2022. At March 31, 2022, we had $7 million available under the Construction Loan. The variable interest rate on March 31, 2022 was 3.00%.

On February 1, 2021 we entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone for the carbon capture and storage project. The maturity date of the CCS Construction Loan was January 31, 2022. On February 17, 2022 the maturity date was extended to March 15, 2022. On April 8, 2022 we renewed the CCS Construction Loan. The new maturity date is October 8, 2022. As of March 31, 2022 $18 million has been drawn on the CCS Construction Loan to finance construction of the carbon capture and storage project. Upon completion and final verification of the project the $18 million will be refinanced as long-term debt. The variable interest rate on March 31, 2022 was 3.00%.

The each of the Company's loans are secured by a lien on substantially all of the assets of the Company.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2022

Schedule of debt maturities and lease liabilities for the twelve months ending March 31	Totals
2022	$19,135,081
2023	887,221
2024	119,208
2025	36,258
2026	21,658
Total	$20,199,426

7. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and September 30, 2021, respectively.

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2022 (unaudited)	Fair Value as of March 31, 2022 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$163,250	$163,250	$163,250	$—	$—
Total	$163,250	$163,250	$163,250	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2021	Fair Value as of September 30, 2021	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

8. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the six months ended March 31, 2022, the Company's estimated discount rate was 3.00%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to five years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At March 31, 2022 the weighted average remaining lease term was two years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $475,800 and $316,600 for the six months ended March 31, 2022 and 2021, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2022

Equipment under financing leases consists of office equipment and plant equipment. At March 31, 2022 and September 30, 2021, equipment under financing leases was as follows:

	March 31, 2022	September 30, 2021
Equipment	$493,414	$493,414
Less accumulated amortization	(208,111)	(196,389)
Net equipment under financing lease	$285,303	$297,025

At March 31, 2022, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending March 31:

	Operating Leases	Financing Leases
2022	$397,546	$4,559
2023	121,597	4,594
2024	35,188	2,989
2025	36,258	—
2026	21,658	—
Total minimum lease commitments	$612,247	12,142
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$12,142

9. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2022, the Company had various fixed price contracts for the purchase of approximately 3.7 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $24.5 million related to the 3.7 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company has paid Bismarck Land Company, LLC $28,315 as of March 31, 2022.

Carbon Capture and Storage Project

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2022

On July 30, 2018, the Company entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting carbon dioxide ("CO2") from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company committed to fund up to $950,000 for this research. The Company had incurred $949,631 through the second quarter of the 2022 fiscal year which is recorded as consulting services under general and administrative expenses. The commitment was fully paid as of March 31, 2022.

On October 1, 2020, the Company entered into an agreement with Salof LTD, Inc. for the design, engineering, fabrication and start up of the CO2 capture and liquefaction facility for the carbon capture and storage project. The price of the system including all equipment and services is $11,845,000. The Company had paid $11,262,856 as of March 31, 2022, which is recorded as construction in progress.

On May 6, 2021, the Company entered into an agreement with Direct Automation for the DCS Computer System for the carbon capture and storage project. The price of the system including all equipment and installation is $800,992. The Company has paid $779,895 as of March 31, 2022 which is recorded as construction in progress.

As of March 31, 2022 the Company has incurred a total of $32.0 million towards the Carbon Capture and Storage Project, which is recorded as construction in progress. The remaining cost to complete the Carbon Capture and Storage Project is roughly $3 million. The expected completion date for the project is May 16, 2022.

10. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	March 31, 2022 (unaudited)	September 30, 2021
Balance Sheet
Accounts receivable	$2,877,119	$1,309,673
Accounts payable	1,386,309	788,050
Accrued expenses	29,973	832,904

	For the three months ended March 31, 2022 (unaudited)	For the three months ended March 31, 2021 (unaudited)	For the six months ended March 31, 2022 (unaudited)	For the six months ended March 31, 2021 (unaudited)
Statement of Operations
Revenues	$45,370,955	$31,143,965	$101,851,608	$56,270,308
Cost of goods sold	987,487	690,113	1,995,815	1,071,757
General and administrative	—	30,162	—	60,463

Inventory Purchases	$14,945,816	$3,274,010	$24,397,429	$5,661,658

11. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

During volatile market conditions, the Company experiences certain risks and uncertainties, which could have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States. Corn for the production process is supplied to the Plant primarily from local agricultural producers and from purchases on the open market. The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol and distillers grains and by the cost at which it is able to purchase corn for operations. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2022

divergence with ethanol, which has generally been selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn.The cost of corn is generally impacted by factors such as supply and demand, weather, and government programs, global political or economic issues, including but not limited to the war in Ukraine including sanctions associated therewith, or global damaging growing conditions, such as plant disease or adverse weather, including drought, increased fertilizer costs as well as global conflicts.

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS"), which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016, which were lower than the statutory requirements in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019, 2020 and 2021 RFS final rules. No final RFS has been established for 2022.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. Quarantines, labor shortages, and other disruptions to the Company’s operations, and those of its customers, adversely impacted the Company’s revenues, ability to provide its services and operating results. Any future quarantines, labor shortages, or other disruptions to the Company's operations, or those of its customers may adversely impact the Company's revenues, ability to provide its services and operating results. Like the COVID-19 pandemic, any significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which COVID-19 will impact the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new developments regarding continued distribution of the COVID-19 vaccine, new information which may emerge concerning the severity of the coronavirus, prevalence of new COVID-19 cases and actions taken to contain the coronavirus or its impact, among others.

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

12. MEMBER'S EQUITY

Changes in member's equity for the six months ended March 31, 2022 and 2021.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2021	$39,044,595	$75,541	$31,034,079	$(159,540)	$69,994,675
Net income			19,371,546		19,371,546
Balances December 31, 2021	$39,044,595	$75,541	$50,405,625	$(159,540)	$89,366,221
Distribution			(9,624,072)		(9,624,072)
Net income			4,439,004		4,439,004
Balances - March 31, 2022	$39,044,595	$75,541	$45,220,557	$(159,540)	$84,181,153

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2022

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2020	$39,044,595	$75,541	$21,620,256	$(159,540)	$60,580,852
Net income			2,265,694		2,265,694
Balances - December 31, 2020	$39,044,595	$75,541	$23,885,950	$(159,540)	$62,846,546
Distribution			$(3,211,856)		$(3,211,856)
Net income			$6,289,548		$6,289,548
Balances - March 31, 2021	$39,044,595	$75,541	$26,963,642	$(159,540)	$65,924,238

13. SUBSEQUENT EVENTS

On April 8, 2022 the Company renewed the Revolving Loan, the Construction Loan and the CCS Loan with Cornerstone Bank. See Note 6 - Bank Financing for a more detailed discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and six month periods ended March 31, 2022, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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
•Continued economic impacts of the crisis in Ukraine, including increased commodities prices and effect of Sanctions;
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

On April 8, 2022 we renewed our $10 million Revolving Loan with Cornerstone Bank and its new maturity date is October 8, 2022. Also on April 8, 2022, we renewed both our $7 million Construction Loan and our $28 million dollar CCS Construction Loan with Cornerstone Bank which both have maturity dates of October 8, 2022. Please see Note 6 - Bank Financing above for additional details.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022 (Unaudited)		Three Months Ended March 31, 2021 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$51,677,779	100.00	$34,264,089	100.00
Cost of Goods Sold	46,598,623	90.17	28,138,486	82.12
Gross Profit	5,079,156	9.83	6,125,603	17.88
General and Administrative Expenses	659,859	1.28	714,511	2.09
Operating Income	4,419,297	8.55	5,411,092	15.79
Other Income, net	19,707	0.04	878,456	2.56
Net Income	$4,439,004	8.59	$6,289,548	18.36

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022 (unaudited)	Three Months Ended March 31, 2021 (unaudited)
Production:
Ethanol sold (gallons)	17,562,727	16,483,769
Dried distillers grains sold (tons)	15,437	12,362
Modified distillers grains sold (tons)	51,729	46,109
Corn oil sold (pounds)	5,104,330	3,417,860
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$2.17	$1.64
Dried distillers grains average price per ton	234.12	195.50
Modified distillers grains average price per ton	114.04	67.22
Corn oil average price per pound	0.63	0.39
Primary Inputs:
Corn ground (bushels)	5,792,048	5,187,455
Natural gas (MMBtu)	384,838	358,639
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.20	$4.03
Natural gas average price per MMBtu (net of hedging)	4.14	2.69
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.082	$0.076
Denaturant cost	0.052	0.031
Electricity cost	0.044	0.043
Direct labor cost	0.061	0.059

Revenue

    Our total revenue was higher in the second quarter of our 2022 fiscal year compared to the same period of our 2021 fiscal year primarily due to higher average prices for our products along with increased quantity of our products sold during the 2022 period. During the second quarter of our 2022 fiscal year, approximately 74.0% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 18.5% was from distillers grains sales, approximately 1.1% was from syrup, and approximately 6.3% was from corn oil sales. During the second quarter of our 2021 fiscal year, approximately 79.0% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 16.1% was from distillers grains sales, approximately 0.8% was from syrup and approximately 3.9% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was significantly higher during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year. Management attributes the increase in the price we received for our ethanol during the second quarter of our 2022 fiscal year to higher gasoline prices and higher corn prices in the market. Gasoline prices have increased significantly recently, especially due to uncertainty caused by the war in Ukraine which has resulted in higher oil prices. In addition, corn prices have been higher which has resulted in higher market ethanol prices.
    We sold more gallons of ethanol during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to increased production at the ethanol plant during the 2022 period. Management attributes this increased production to less plant downtime during the second quarter of our 2022 fiscal year compared to the same period of our 2021 fiscal year. Management anticipates ethanol production to remain at current levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. At March 31, 2022, we experienced a realized gain of approximately $259,000 related to our ethanol derivative instruments, which increased our revenue. At March 31, 2022, we had no open ethanol futures contracts. At March 31, 2021, we had open ethanol futures contracts for 1,470,000 gallons of ethanol with a fair value of approximately $281,000. We had a realized gain of approximately $494,000 on ethanol derivative instruments during the second quarter of our 2021 fiscal year which increased our revenue.

    Distillers Grains

    During the second quarter of our 2022 fiscal year, we sold more tons of distillers grains compared to the same period of our 2021 fiscal year due to increased overall production along with lower corn to ethanol conversion efficiency which resulted in more distillers grains production. The average price we received for our modified distillers grains was higher during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to increased demand for modified distillers grains along with higher corn prices. The average price we received for our dried distillers grains was higher during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to higher corn prices and increased export demand. Management believes prices for distillers grains have been strong due to higher corn prices and reduced worldwide corn supplies. Management anticipates distillers grains prices will remain higher than the 2021 fiscal year during the rest of our 2022 fiscal year. Further, depending on the number of bushels of corn which are harvested in the fall of 2022, these higher distillers grains prices may continue into our 2023 fiscal year. Management anticipates relatively consistent distillers grains production throughout the remainder of our 2022 fiscal year provided we can maintain favorable operating margins.

    Corn Oil

    The total pounds of corn oil we sold was higher during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to increased corn oil production during the 2022 period primarily due to increased overall production along with lower corn to ethanol production efficiency which resulted in additional pounds of corn oil we had for sale. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2022 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our corn oil during the second quarter of our 2022 fiscal year was higher compared to the average price we received during the second quarter of our 2021 fiscal year primarily due to increased corn oil demand and higher corn prices. In 2019, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry, which has resulted in increased demand for corn oil. This increase in demand may not continue past December 31, 2022.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the second quarter of our 2022 fiscal year as compared to the second quarter of our 2021 fiscal year due primarily to increased corn costs per bushel and increased bushels of corn used along with increased natural gas costs per MMBtu and increased natural gas usage gas during the 2022 fiscal year.

Corn Costs

Our cost of goods sold related to corn was higher for the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to increased average corn costs per bushel, without taking derivative instrument positions into account, along with an increase in the number of bushels of corn used to produce ethanol. For the second quarter of our 2022 fiscal year, we used approximately 11.7% more bushels of corn compared to the second quarter of our 2021 fiscal year due to increased ethanol production and decreased corn to ethanol conversion efficiency. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 53.8% higher for the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to higher market corn prices during the second quarter of our 2022 fiscal year. In addition, during the second quarter of our 2022 fiscal year, we had a realized gain of approximately $714,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the second quarter of our 2021 fiscal year, we had a realized gain of approximately $449,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain higher during the rest of our 2022 fiscal year due to increased corn demand in the market and uncertainty about the number of bushels of corn that will be harvested in the fall of 2022 along with global uncertainty resulting for the conflict in Ukraine which is a major agricultural producing nation.

    Natural Gas Costs

    We used approximately 8.1% more MMBtu of natural gas during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to increased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 53.9% higher during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to higher energy prices generally, and having fewer hedged MMBtus during our 2022 fiscal year. Management anticipates these higher natural gas prices will remain higher during the rest of our 2022 fiscal year and potentially into our 2023 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were lower for the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year primarily due to recovery of bad debts during the 2022 fiscal year.

Other Income/Expense

    We had more interest income during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to having more cash on hand during our 2022 fiscal year. Our other income was significantly less during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to loan forgiveness we received during our 2021 fiscal year which were not repeated during our 2022 fiscal year. We had less interest expense during the second quarter of our 2022 fiscal year compared to the second quarter of our 2021 fiscal year due to decreased borrowing on our loans.

Results of Operations for the Six Months Ended March 31, 2022 and 2021

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2022 and 2021:

	Six Months Ended March 31, 2022 (Unaudited)		Six Months Ended March 31, 2021 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$112,504,976	100.00	$61,821,644	100.00
Cost of Goods Sold	89,616,405	79.66	52,042,689	84.18
Gross Profit	22,888,571	20.34	9,778,955	15.82
General and Administrative Expenses	1,757,039	1.56	1,459,955	2.36
Operating Income	21,131,532	18.78	8,319,000	13.46
Other Income, net	2,679,018	2.38	900,334	1.46
Net Income	$23,810,550	21.16	$9,219,334	14.91

    The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2022 and 2021.

	Six Months Ended March 31, 2022 (unaudited)	Six Months Ended March 31, 2021 (unaudited)
Production:
Ethanol sold (gallons)	34,454,694	32,940,166
Dried distillers grains sold (tons)	37,094	32,251
Modified distillers grains sold (tons)	90,614	84,692
Corn oil sold (pounds)	9,622,950	7,085,600
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$2.53	$1.46
Dried distillers grains average price per ton	217.30	160.14
Modified distillers grains average price per ton	111.28	65.19
Corn oil average price per pound	0.59	0.34
Primary Inputs:
Corn ground (bushels)	11,624,652	10,452,534
Natural gas (MMBtu)	789,641	733,461
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.11	$3.64
Natural gas average price per MMBtu (net of hedging)	5.10	2.58
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.092	$0.075
Denaturant cost	0.053	0.029
Electricity cost	0.048	0.044
Direct labor cost	0.067	0.062

Revenue

    Our total revenue was higher in the six months ended March 31, 2022 compared to the same period of our six months ended March 31, 2021 primarily due to higher average prices for our products along with increased quantity of products sold during the 2022 period. During the six months ended March 31, 2022, approximately 77.8% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 16.2% was from distillers grains sales, approximately 0.8% was from syrup sales and approximately 5.1% was from corn oil sales. During the six months ended March 31, 2021, approximately 78.0% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 17.3% was from distillers grains sales, approximately 0.06 from syrup sales and approximately 3.9% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was significantly higher during the six months ended March 31, 2022 compared to the six months ended March 31, 2021. Management attributes the increase in the price we received for our ethanol during the six months ended March 31, 2022 to decreased ethanol stocks along with higher gasoline demand and prices and higher corn prices in the market. Gasoline demand increased during the six months ended March 31, 2022 due to increased travel compared to the six months ended March 31, 2021. Management anticipates gasoline demand will continue to increase, which management believes will positively impact ethanol prices. In addition, corn and energy prices have increased significantly which have resulted in higher market ethanol prices along with the uncertainty in Russia and Ukraine.
    We sold more gallons of ethanol during the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to increased production at the ethanol plant during the 2022 period. Management attributes this increased production to less plant downtime during the six months ended March 31, 2022 compared to the same period of our six months ended March 31, 2021. Management anticipates ethanol production to remain at current levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. For the six months ended March 31, 2022, we experienced a realized gain of approximately $425,000 related to our ethanol derivative instruments, which increased our revenue. For the six months ended March 31, 2022, we had no open ethanol futures contracts. For the six months ended March 31, 2021, we had open ethanol futures contracts for 1,470,000 gallons of ethanol with a fair value of approximately $281,000. We had a realized gain of approximately $795,000 on ethanol derivative instruments during the six months ended March 31, 2021 which increased our revenue.

Distillers Grains

    During the six months ended March 31, 2022, we sold more tons of distillers grains compared to the same period of our six months ended March 31, 2021 due to increased overall production along with lower corn to ethanol conversion efficiency which resulted in more distillers grains production. The average price we received for our modified distillers grains was higher during the six months ended March 31, 2022 compared to the second quarter of our six months ended March 31, 2021 due to increased demand for modified distillers grains along with higher corn prices. The average price we received for our dried distillers grains was higher during the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to higher corn prices and increased export demand. Management believes prices for distillers grains have been strong due to higher corn prices and reduced worldwide corn supplies. Management anticipates distillers grains prices will remain higher than the 2021 fiscal year during the rest of our 2022 fiscal year. Further, depending on the number of bushels of corn which are harvested in the fall of 2022, these higher distillers grains prices may continue into our 2023 fiscal year. Management anticipates relatively consistent distillers grains production throughout the remainder of our 2022 fiscal year provided we can maintain favorable operating margins.

    Corn Oil

    The total pounds of corn oil we sold was higher during the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to increased corn oil production during the 2022 period primarily due to increased overall production along with lower corn to ethanol production efficiency which resulted in additional pounds of corn oil we had for sale. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2022 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our corn oil during the six months ended March 31, 2022 was higher compared to the average price we received during the six months ended March 31, 2021 primarily due to increased corn oil demand and higher corn prices. In 2019, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry, which has resulted in increased demand for corn oil. This increase in demand may not continue past March 31, 2022.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021 due primarily to increased corn costs per bushel and increased natural gas costs per MMBtu along with increased consumption of corn and natural gas during the six months ended March 31, 2022.

Corn Costs

Our cost of goods sold related to corn was higher for the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to increased average corn costs per bushel, without taking derivative instrument positions into account, along with an increase in the number of bushels of corn used to produce ethanol. For the six months ended March 31, 2022, we used approximately 11.21% more bushels of corn compared to the six months ended March 31, 2021 due to increased ethanol production. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 67.86% higher for the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to higher market corn prices during the six months ended March 31, 2022. In addition, during the six months ended March 31, 2022, we had a realized gain of approximately $1,065,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the six months ended March 31, 2021, we had a realized gain of approximately $699,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain higher during the rest of our six months ended March 31, 2022 due to increased corn demand in the market and uncertainty about the number of bushels of corn that will be harvested in the fall of 2022.

    Natural Gas Costs

    We used approximately 7.66% more MMBtu of natural gas during the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to increased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 97.67% higher during the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to higher energy prices generally, and having fewer hedged MMBtus during our six months ended March 31, 2022. Management anticipates these higher natural gas prices will continue during the rest of our six months ended March 31, 2022.

General and Administrative Expenses

    Our general and administrative expenses were higher for the six months ended March 31, 2022 compared to the six months ended March 31, 2021 primarily due to an increase in permitting expenses during the six months ended March 31, 2022.

Other Income/Expense

    We had less interest income during the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to having less cash on hand during our 2022 fiscal year. Our other income was greater during the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to the forgiveness received for the Ethanol Recovery Loan. We had less interest expense during the six months ended March 31, 2022 compared to the six months ended March 31, 2021 due to decreased borrowing on our loans.

Changes in Financial Condition for the Six Months Ended March 31, 2022

    Current Assets. We had more cash and equivalents at March 31, 2022 compared to September 30, 2021 primarily due to net income we generated during our 2022 fiscal year plus the draw we made on the CCS Construction Loan. We had less restricted cash at March 31, 2022 compared to September 30, 2021 because we had less cash in our margin account associated with our hedging transactions. Due to higher prices for our products, the value of our accounts receivable was higher at March 31, 2022 compared to September 30, 2021. We had more inventory on hand at March 31, 2022 compared to September 30, 2021 due primarily to higher market prices for our finished goods and raw materials at March 31, 2022 compared to September 30, 2021. Our prepaid expenses were higher at March 31, 2022 compared to September 30, 2021 due to an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment. The value of our property, plant and equipment was higher at March 31, 2022 compared to September 30, 2021 due to construction of our carbon capture and storage project and industrial alcohol project partially offset by regular depreciation of our assets during the first six months of our 2022 fiscal year.

Other Assets. Our right of use operating lease assets at March 31, 2022 was lower compared to September 30, 2021 due to amortization of our leases during our 2022 fiscal year.

    Current Liabilities. We had less disbursements in excess of bank balances due to the increase in cash we had on hand at the end at March 31, 2022 to cover checks issued on our accounts. Our accounts payable was less at March 31, 2022 compared to September 30, 2021 due to having fewer deferred corn payables at March 31, 2022 compared to September 30, 2021. Our accrued expenses were higher at March 31, 2022 compared to September 30, 2021 due interest accrued on the CCS Construction Loan at March 31, 2022. We had a larger loss on firm purchase commitments due to rising corn prices and the impact they have on our corn contracts at March 31, 2022 compared to September 30, 2021. We had a larger current maturity associated with our notes payable due to amounts outstanding on our CCS Construction Loan for our carbon capture project as of March 31, 2022 compared to September 30, 2021. We had more current portion of operating leases liabilities at March 31, 2022 compared to September 30, 2021 due to new leases we executed during our 2022 fiscal year.

    Long-Term Liabilities. We had less notes payable at March 31, 2022 compared to September 30, 2021 due to payments we made on our long-term loans, the Ethanol Recovery Program forgiveness we received during the second quarter of our 2022 fiscal year, and the PPP loan forgiveness we received during our 2021 fiscal year. We had less long-term liabilities for our operating leases at March 31, 2022 due to amortization of our long-term leases during our 2022 fiscal year.

Liquidity and Capital Resources

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months and beyond. We also anticipate refinancing the current CCS Construction Loan as long-term debt upon completion of the project. Should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

    The following table shows cash flows for the six months ended March 31, 2022 and 2021:

	March 31, 2022 (unaudited)	March 31, 2021 (unaudited)
Net cash provided by operating activities	$10,784,017	$3,562,867
Net cash used in investing activities	(12,501,437)	(8,652,666)
Net cash provided by (used in) financing activities	6,648,257	(1,870,332)
Net increase (decrease) in cash	$4,930,837	$(6,960,131)
Cash, cash equivalents and restricted cash, end of period	$10,146,081	$4,152,358

Cash Flow from Operations

    Our operations provided more cash during the six months ended March 31, 2022 compared to the same period of our 2021 fiscal year due primarily to increased net income during the 2022 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the six months ended March 31, 2022 compared to the same period of our 2021 fiscal year. During the 2022 period, our primary capital expenditures were for our carbon capture and storage project and our industrial alcohol project.

Cash Flow from Financing Activities

Our financing activities provided cash during the six months ended March 31, 2022 compared to the same period of our 2021 fiscal year due to proceeds we received from our debt instruments during the 2022 fiscal year partially offset by debt payments we have made. We also paid a larger distribution to our members during the 2022 period compared to the 2021 period which decreased cash provided by our financing activities.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent, we expect operations to generate adequate cash flows to maintain operations for the next 12 months and beyond.

Plans for Cash in the Short Term and in the Long Term

In the next 12 months, the Company plans to reinvest its cash into current business operations and to use the cash for the implementation of the new carbon capture and storage project and the industrial alcohol project. In the long term, the Company plans to reinvest its cash into current business operations and may provide further distributions to its members.

Capital Expenditures

    The Company had approximately $33 million in construction in progress as of March 31, 2022 primarily relating to the carbon capture and storage project. The Company has secured two construction loans with Cornerstone Bank to finance these projects which were each extended on April 8, 2022 as described below under the section entitled "Capital Resources".

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date was March 31, 2022. The Revolving Loan is secured by a lien on substantially all of our assets. At March 31, 2022, we had $10 million available on the Revolving Loan. The variable interest rate on March 31, 2022 was 3.00%. On April 8, 2022, the Revolving Loan was extended until April 7, 2023.

Construction Loans

    On January 22, 2020, we entered into a new $7 million construction loan (the "Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021 the maturity date was extended to February 1, 2022. On April 8, 2022, the Construction Loan was extended to October 8, 2022. At March 31, 2022, we had $7 million available under the Construction Loan. The variable interest rate on March 31, 2022 was 3.00%.

    On February 1, 2021, we entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the CCS Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The CCS Construction Loan has a minimum interest rate of 3.0%. The maturity date of the CCS Construction Loan was January 31, 2022. On February 17, 2022, the CCS Construction Loan was extended to March 15, 2022. On April 8, 2022, the CCS Construction Loan was again extended to October 8, 2022. The CCS Construction Loan is secured by a lien on substantially all of our assets. At March 31, 2022, we had drawn $18 million on the loan and had $10 million available under the CCS Construction Loan. The variable interest rate on March 31, 2022 was 3.00%.

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of March 31,

2022 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We typically make monthly payments of approximately $74,000 per month. On December 3, 2021 we received forgiveness of $2.65 million of the loan, and the balance outstanding on March 31, 2022 was approximately $1.58 million.

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

Off-Balance Sheet Arrangements

Praj Industries Limited ("Praj") has provided the Company with a Standby Letter of Credit of $265,950 as a performance guarantee for the Eco-Smart Distillation unit purchased for the Industrial Alcohol Project. The Eco-Smart Distillation unit will allow the Company to produce up to 25 million gallons per year of USP grade industrial alcohol. The Standby Letter of Credit covers Praj's liability toward under-performance of the distillation unit based on daily plant capacity, steam consumption, and quality of USP grade alcohol produced. The Standby Letter of Credit is payable upon written demand by the Company of non-performance of the distillation unit during the performance trial run. The Standby Letter of Credit expired on March 31, 2022.

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

Commodity Price Risk

    We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process and the sale of ethanol. Our exposure to commodity price risk may be heightened due to the crisis in Ukraine.

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

    As of March 31, 2022 we had corn futures and option contracts for approximately 3,600,000 bushels of corn. As of March 31, 2022 we had an unrealized loss of approximately $163,000 related to our corn futures and options contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At March 31, 2022, we had fixed ethanol sales contracts and ethanol futures and option contracts for approximately 84,000 gallons of ethanol. As of March 31, 2022 we had an unrealized gain of approximately $12,000 related to our ethanol futures and option contracts.

    We estimate that our corn usage will be between 21 million and 23 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of March 31, 2022, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2022. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(14,697,000)
Corn	22,822,000	Bushels	10%	$(10,041,000)
Natural gas	1,664,000	MMBtu	10%	$(653,000)

For comparison purposes, our sensitivity analysis for our quarter ended March 31, 2021 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(11,237,000)
Corn	22,822,000	Bushels	10%	$(7,344,000)
Natural gas	1,664,000	MMBtu	10%	$(499,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this review and evaluation, these officers believe that our disclosure controls and procedures were effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

    There have been no material changes to the risk factors which were previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2021 except as set forth below.

The Company faces risks related to international conflicts, such as the ongoing conflict between Russia and Ukraine, that may adversely impact the Company's financial condition or results of operations.

In late February of 2022, Russia initiated a military operation in Ukraine. The Black Sea region is a key international grain and fertilizer export market and the conflict between Russia and Ukraine could continue to disrupt supply and logistics, cause volatility in prices, and impact global margins due to increased commodity, energy, and input costs. The Company currently does not purchase products directly from this region, however, the impact to the global supply could put the Company’s ability to secure product at risk over time.

To the extent the conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening other risks disclosed in Part I, “Item 1A. Risk Factors” in the Company's 2021 Annual Report on Form 10-K, any of which could materially and adversely affect the Company's financial condition and results of operations. However, due to the continually evolving nature of the conflict, the potential impact that the conflict could have on such risk factors, and others that cannot yet be identified, remains uncertain. The Company continues to monitor the conflict and assess alternatives to mitigate these risks.

Inflation, including as a result of commodity price inflation or supply chain constraints due to the war in Ukraine, may adversely impact our results of operations.

We have experienced inflationary impacts on business expenses. Commodity prices in particular have risen significantly over the past year. Inflation and its negative impacts could escalate in future periods.

Ukraine is the third largest exporter of grain in the world. Russia is one of the largest producers of natural gas and oil and is the largest exporter of fertilizers. The commodity price impact of the war in Ukraine has been a sharp and sustained rise in grain and energy prices, including corn and natural gas. In addition, the war in Ukraine has adversely affected and may continue to adversely affect global supply chains resulting in further commodity price inflation for our production inputs. Lower fertilizer supplies may also impact future growing seasons, further impacting grain supplies and prices. Also, given high global grain prices, U.S. farmers may prefer to lock in prices and export additional volumes, reducing domestic grain supplies and resulting in further inflationary pressures.

We may not be able to include these additional costs in the prices of the products we sell. As a result, inflation may have a material adverse effect on our results of operations and financial condition.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels and/or the impact of sanctions on Russia related to the war in Ukraine may have a significant impact on natural gas commodity prices.

The Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+), is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC+ members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC+ and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC+ considered extending and potentially increasing these oil production cuts, however these negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts expired on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. Conversely, sanctions imposed on Russia in the last few months have increased prices. There can be no assurance that OPEC+ members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that sanctions or other global conflicts will not further impact oil prices. Uncertainty regarding future sanctions or actions to be taken by OPEC+ members or other oil exporting countries could lead to increased volatility in the price of oil and natural gas, which could adversely affect our business, future financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibits
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
99.1	Revolving Loan Change in Terms, dated 2-3-2022
99.2	Construction Loan Change in Terms, dated 2-17-2022
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q formatted in Inline XBRL.

(*)    Filed herewith.
(**)    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	May 16, 2022	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 16, 2022	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)