Form 10-Q
period 2022-06-30
RED TRAIL ENERGY, LLC
filed 2022-08-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 15, 2022, there were 40,148,160 Class A Membership Units issued and outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2022	September 30, 2021
	(Unaudited)
Current Assets
Cash and equivalents	$19,122,569	$508,521
Restricted cash - margin account	4,379,091	4,706,723
Accounts receivable, net, primarily related party	3,793,322	1,468,521
Inventory	15,034,811	11,546,842
Prepaid expenses	610,341	466,036
Total current assets	42,940,134	18,696,643

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	4,465,311	4,465,311
Buildings	10,051,817	9,581,778
Plant and equipment	100,304,819	91,666,322
Construction in progress	37,918,571	29,154,711
	154,074,199	136,201,803
Less accumulated depreciation	76,095,307	72,777,271
Net property, plant and equipment	77,978,892	63,424,532

Other Assets
Right of use operating lease assets, net	509,334	762,847
Investment in RPMG	605,000	605,000
Patronage equity	4,924,123	4,924,123
Deposits	40,000	40,000
Total other assets	6,078,457	6,331,970

Total Assets	$126,997,483	$88,453,145

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2022	September 30, 2021
	(Unaudited)
Current Liabilities
Disbursements in excess of bank balances	$—	$1,343,608
Accounts payable	9,908,627	10,099,876
Accrued expenses	1,061,771	1,435,117
Distribution payable	4,014,816	—
Commodities derivative instruments, at fair value (see note 4)	963,925	—
Accrued loss on firm purchase commitments (see notes 5 and 9)	1,069,000	184,000
Customer deposits	13,960	11,008
Current maturities of notes payable	18,744,513	723,775
Current portion of operating lease liabilities	343,798	372,986
Total current liabilities	36,120,410	14,170,370

Long-Term Liabilities
Notes payable	635,461	3,898,239
Long-term operating lease liabilities	165,536	389,861
Total long-term liabilities	800,997	4,288,100
Commitments and Contingencies (Notes 5, 6, 8 and 9)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	90,076,076	69,994,675

Total Liabilities and Members’ Equity	$126,997,483	$88,453,145

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$55,720,460	$42,741,846	$168,225,436	$104,563,490

Cost of Goods Sold
Cost of goods sold	49,139,917	32,371,643	137,960,322	84,150,555
Lower of cost or net realizable value adjustment	53,953	—	53,953	263,777
Loss on firm purchase commitments	89,000	—	885,000	—
Total Cost of Goods Sold	49,282,870	32,371,643	138,899,275	84,414,332

Gross Profit	6,437,590	10,370,203	29,326,161	20,149,158

General and Administrative Expenses	798,990	796,550	2,556,029	2,256,505

Operating Income	5,638,600	9,573,653	26,770,132	17,892,653

Other Income (Expense)
Interest income	21,154	(615)	57,684	40,016
Other income, net	4,265,190	2,587	6,923,733	888,316
Interest expense	(3,872)	(12,562)	(19,927)	(38,588)
Total other income, net	4,282,472	(10,590)	6,961,490	889,744

Net Income	$9,921,072	$9,563,063	$33,731,622	$18,782,397

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.25	$0.24	$0.84	$0.47

Diluted	$0.25	$0.24	$0.84	$0.47

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021
		(Restated)
Cash Flows from Operating Activities
Net income	$33,731,622	$18,782,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,318,035	3,615,860
Change in fair value of derivative instruments	963,925	(540,405)
Lower of cost of net realizable value adjustment	53,953	263,777
Loss on firm purchase commitments	885,000	—
Loan forgiveness	(2,650,773)	(873,400)
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	(2,324,801)	(957,077)
Inventory	(4,426,922)	124,776
Prepaid expenses	(144,305)	(277,104)
Customer deposits	2,952	7,334
Accounts payable	(299,821)	(1,214,371)
Accrued expenses	(373,345)	625,653
Accrued loss on firm purchase commitments	885,000	(130,000)
Net cash provided by operating activities	29,620,520	19,427,440

Cash Flows from Investing Activities
Capital expenditures	(17,763,824)	(15,153,633)
Net cash used in investing activities	(17,763,824)	(15,153,633)

Cash Flows from Financing Activities
Distribution Paid	(9,635,404)	(3,211,856)
Disbursements in excess of bank balances	(1,343,608)	—
Proceeds from notes payable	18,000,000	—
Debt repayments	(591,268)	(520,580)
Net cash provided by (used in) financing activities	6,429,720	(3,732,436)

Net Change in Cash, Cash Equivalents and Restricted Cash	18,286,416	541,371
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	5,215,244	11,112,489
Cash, Cash Equivalents and Restricted Cash - End of Period	$23,501,660	$11,653,860

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$19,122,569	$7,829,688
Restricted cash	4,379,091	3,824,172
Total Cash, Cash Equivalents and Restricted Cash	$23,501,660	$11,653,860

Supplemental Disclosure of Cash Flow Information
Interest paid	$54,427	$38,588
Noncash Investing and Financing Activities
Operating lease asset acquired	$—	$81,729
Distribution payable	$4,014,816	$—
Capital expenditures in accounts payable	$108,572	$121,604
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022

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
FOR THE PERIOD ENDED JUNE 30, 2022

2. RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

This quarterly report on form 10-Q of the Company for the three and nine months ended June 30, 2022 includes the restatement of the Company’s previously filed unaudited statement of operations and cash flow statements for the three and nine months ended June 30, 2021 due to expenditures that should have been capitalized as construction in progress. The Company’s management has concluded these figures should be re-stated in the statements of operations and cash flows for comparative purposes in 2022 filings. Accordingly, the Company has determined that prior financial statements should be corrected. Furthermore, from a quantitative and qualitative perspective, the Company has determined that correcting the previously filed June 30, 2021 financial statements would not require previously filed reports to be amended.

	Previously Reported Three Months Ended June 30, 2021 (unaudited)	Adjustments	Restated Three Months Ended June 30, 2021 (unaudited)
Statement of Operations
General and Administrative Expenses	$854,179	$(57,629)	$796,550
Operating Income	$9,516,024	$57,629	$9,573,653
Net Income	$9,505,434	$57,629	$9,563,063

	Previously Reported Nine Months Ended June 30, 2021 (unaudited)	Adjustments	Restated Nine Months Ended June 30, 2021 (unaudited)
Statement of Operations
General and Administrative Expenses	$3,173,878	$(917,373)	$2,256,505
Operating Income	$16,975,280	$917,373	$17,892,653
Net Income	$17,865,024	$917,373	$18,782,397

Statement of Cash Flows
Net Income	$17,865,024	$917,373	$18,782,397
Net cash provided by operating activities	$18,510,067	$917,373	$19,427,440
Capital expenditures	$14,236,260	$917,373	$15,153,633
Net cash used in investing activities	$14,236,260	$917,373	$15,153,633

3. REVENUE

Revenue Recognition

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the contract are met, which is when the customer obtains control of such products and typically occurs upon shipment (depending on the terms of the underlying contracts). Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver specified volumes of co-products over a contractual period of less than 12 months. In such instances, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue when control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

Revenue by Source

The following table disaggregates revenue by major source for the three and nine months ended June 30, 2022 and 2021.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022

Revenues	For the three months ended June 30, 2022 (unaudited)	For the three months ended June 30, 2021 (unaudited)	For the nine months ended June 30, 2022 (unaudited)	For the nine months ended June 30, 2021 (unaudited)
Ethanol, E85 and Industrial Alcohol	$41,848,981	$32,583,227	$129,429,510	$80,799,293
Distillers Grains	10,210,240	7,932,798	28,377,801	18,618,186
Syrup	412,504	476,873	1,335,627	877,630
Corn Oil	3,215,625	1,706,942	8,940,871	4,131,184
Other	33,110	42,006	141,627	137,197
Total revenue from contracts with customers	$55,720,460	$42,741,846	$168,225,436	$104,563,490

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue, and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The ending balances for accounts receivable and customer deposits were as follows as of October 1, 2021 and 2020 and for the nine months ended June 30, 2022 and 2021.

	October 1, 2021	October 1, 2020	For the nine months ended June 30, 2022 (unaudited)	For the nine months ended June 30, 2021 (unaudited)
Accounts receivable	$1,468,521	$1,963,236	$3,793,322	$2,920,313
Customer deposits	11,008	—	13,960	7,334

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

As of:	June 30, 2022 (unaudited)				September 30, 2021
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	140	700,000	bushels	$(591,425)	—	—	bushels	$—
Corn options	200	1,000,000	bushels	$(372,500)	—	—	bushels	$—
Total fair value				$(963,925)				$—
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2022 and September 30, 2021:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2022 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value		$963,925
Total derivatives not designated as hedging instruments for accounting purposes	$—	$963,925

Balance Sheet - as of September 30, 2021	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended June 30, 2022 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2021 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2022 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2021 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$373,089	$567,691	$1,437,628	$1,266,401
Ethanol derivative instruments	Revenue	—	493,764	424,770	1,288,915
Natural gas derivative instruments	Cost of Goods Sold	—	—	(107,450)	1,410
Total		$373,089	$1,061,455	$1,754,948	$2,556,726

5. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of June 30, 2022 and September 30, 2021 were as follows:

	June 30, 2022 (unaudited)	September 30, 2021
Raw materials, including corn, chemicals and supplies	$7,204,359	$3,978,299
Work in process	1,594,160	1,321,862
Finished goods, including ethanol and distillers grains	4,518,142	4,622,007
Spare parts	1,718,150	1,624,674
Total inventory	$15,034,811	$11,546,842

Lower of cost or net realizable value adjustments for the three and nine months ended June 30, 2022 and 2021 were as follows:

	For the three months ended June 30, 2022 (unaudited)	For the three months ended June 30, 2021 (unaudited)	For the nine months ended June 30, 2022 (unaudited)	For the nine months ended June 30, 2021 (unaudited)
Loss on firm purchase commitments	$89,000	$—	$885,000	$—
Loss on lower of cost or net realizable value adjustment for inventory on hand	$53,953	$—	$53,953	$263,777
Total loss on lower of cost or net realizable value adjustments	$142,953	$—	$938,953	$263,777

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2022, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has $885,000 estimated loss on firm purchase commitments for the nine months ended June 30, 2022 compared to no estimated loss on firm purchase commitments for the nine months ended June 30, 2021. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

6. BANK FINANCING

Ethanol Recovery Program

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone Bank ("Cornerstone"). The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 3, 2021 we received forgiveness of $2.65 million of the loan. The forgiveness was recorded as other income. The outstanding balance as of June 30, 2022 was $1.37 million. The maturity date of the loan is July 13, 2025. The fixed interest rate on June 30, 2022 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

Revolving Loan

On February 3, 2022 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone. On February 3, 2022 the maturity date was extended to March 31, 2022. On April 8, 2022 the Revolving Loan was renewed. The new maturity date is April 7, 2023. At June 30, 2022, we had $10 million available under the Revolving Loan. The variable interest rate on June 30, 2022 was 3.25%.

Construction Loans

On January 22, 2020, we entered into a $7 million construction loan (the "Construction Loan") with Cornerstone. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021 we extended the maturity date to February 1, 2022. On April 8, 2022 the Construction Loan was renewed. The new maturity date is October 8, 2022. At June 30, 2022, we had $7 million available under the Construction Loan. The variable interest rate on June 30, 2022 was 3.00%.

On February 1, 2021 we entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone for the carbon capture and storage project. The maturity date of the CCS Construction Loan was January 31, 2022. On February 17, 2022 the maturity date was extended to March 15, 2022. On April 8, 2022 we renewed the CCS Construction Loan. The new maturity date is October 8, 2022. As of June 30, 2022 $18 million has been drawn on the CCS Construction Loan to finance construction of the carbon capture and storage project. Upon completion and final verification of the project the $18 million will be refinanced as long-term debt. The variable interest rate on June 30, 2022 was 3.00%.

Each of the Company's loans are secured by a lien on substantially all of the assets of the Company.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022

Schedule of debt maturities and lease liabilities for the twelve months ending June 30	Totals
2022	$19,088,311
2023	714,755
2024	37,289
2025	36,531
2026	12,422
Total	$19,889,308

7. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and September 30, 2021, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2022 (unaudited)	Fair Value as of June 30, 2022 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$963,925	$963,925	$963,925	$—	$—
Total	$963,925	$963,925	$963,925	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2021	Fair Value as of September 30, 2021	Level 1	Level 2	Level 3
Assets
Commodities derivative instruments	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

8. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the nine months ended June 30, 2022, the Company's estimated discount rate was 3.00%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to five years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At June 30, 2022 the weighted average remaining lease term was two years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $767,000 and $506,900 for the nine months ended June 30, 2022 and 2021, respectively.

Equipment under financing leases consists of office equipment and plant equipment. At June 30, 2022 and September 30, 2021, equipment under financing leases was as follows:

	June 30, 2022	September 30, 2021
Equipment	$493,414	$493,414
Less accumulated amortization	(213,972)	(196,389)
Net equipment under financing lease	$279,442	$297,025

At June 30, 2022, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending June 30:

	Operating Leases	Financing Leases
2022	$343,798	$4,568
2023	81,130	4,602
2024	35,453	1,836
2025	36,531	—
2026	12,422	—
Total minimum lease commitments	$509,334	11,006
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$11,006

9. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2022, the Company had various fixed price contracts for the purchase of approximately 3.2 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $22.8 million related to the 3.2 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company has paid Bismarck Land Company, LLC $1,047,581 as of June 30, 2022.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022

Carbon Capture and Storage Project

On July 30, 2018, the Company entered into a research agreement with the University of North Dakota Energy and Environmental Research Center to explore the feasibility of injecting carbon dioxide ("CO2") from the fermentation process into a saline formation to lower the carbon intensity value of our ethanol. The Company committed to fund up to $950,000 for this research. The Company had incurred $949,631 in expenses through the second quarter of the 2022 fiscal year which is recorded as consulting services under general and administrative expenses. The commitment was fully paid as of June 30, 2022.

On October 1, 2020, the Company entered into an agreement with Salof LTD, Inc. for the design, engineering, fabrication and start up of the CO2 capture and liquefaction facility for the carbon capture and storage project. The price of the system including all equipment and services is $11,845,000. The Company had paid $11,262,856 as of June 30, 2022, which is recorded as construction in progress.

On May 6, 2021, the Company entered into an agreement with Direct Automation for the DCS Computer System for the carbon capture and storage project. The price of the system including all equipment and installation is $800,992. The Company has paid $779,895 as of June 30, 2022 which is recorded as construction in progress.

As of June 30, 2022 the Company has incurred a total of $37.1 million towards the Carbon Capture and Storage Project, which is recorded as construction in progress. The project was completed and placed into service on June 16, 2022. The remaining cost for completion of the Carbon Capture and Storage Project is roughly $0.5 million.

10. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	June 30, 2022 (unaudited)	September 30, 2021
Balance Sheet
Accounts receivable	$3,045,052	$1,309,673
Accounts payable	1,186,415	788,050
Accrued expenses	1,449,570	832,904

	For the three months ended June 30, 2022 (unaudited)	For the three months ended June 30, 2021 (unaudited)	For the nine months ended June 30, 2022 (unaudited)	For the nine months ended June 30, 2021 (unaudited)
Statement of Operations
Revenues	$53,334,537	$39,664,319	$155,186,145	$95,934,627
Cost of goods sold	982,595	533,438	2,978,410	1,605,195
General and administrative	—	109,447	—	169,910

Inventory Purchases	$5,672,336	$4,842,958	$30,069,765	$10,504,616

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
FOR THE PERIOD ENDED JUNE 30, 2022

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

12. MEMBER'S EQUITY

Changes in member's equity for the nine months ended June 30, 2022 and 2021.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2022

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2021	$39,044,595	$75,541	$31,034,079	$(159,540)	$69,994,675
Net income			19,371,546		19,371,546
Balances December 31, 2021	$39,044,595	$75,541	$50,405,625	$(159,540)	$89,366,221
Distribution $0.24 per unit			(9,624,072)		(9,624,072)
Net income			4,439,004		4,439,004
Balances - March 31, 2022	$39,044,595	$75,541	$45,220,557	$(159,540)	$84,181,153
Distribution $0.10 per unit			$(4,026,149)		$(4,026,149)
Net income			$9,921,072		$9,921,072
Balances - June 30, 2022	$39,044,595	$75,541	$51,115,480	$(159,540)	$90,076,076

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2020	$39,044,595	$75,541	$21,620,256	$(159,540)	$60,580,852
Net income			2,929,786		2,929,786
Balances - December 31, 2020	$39,044,595	$75,541	$24,550,042	$(159,540)	$63,510,638
Distribution $0.08 per unit			$(3,211,856)		$(3,211,856)
Net income			$6,289,548		$6,289,548
Balances - March 31, 2021	$39,044,595	$75,541	$27,627,734	$(159,540)	$66,588,330
Net income	—	—	9,563,063	—	9,563,063
Balances - June 30, 2021	$39,044,595	$75,541	$37,190,797	$(159,540)	$76,151,393

13. SUBSEQUENT EVENTS

On July 20, 2022 the Company paid the distribution payable to the shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2022, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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
•Increased inflation which can have an impact on the costs of our raw materials;
•Higher natural gas prices in the United States due to increased exports of natural gas to Europe;
•Market prices and availability of corn that we require to operate the ethanol plant;
•Continued economic impacts from the COVID-19 pandemic, including reduced gasoline demand;
•Continued economic impacts of the war in Ukraine, including increased commodities prices and effect of Sanctions;
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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022 (Unaudited)		Three Months Ended June 30, 2021 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$55,720,460	100.00	$42,741,846	100.00
Cost of Goods Sold	49,282,870	88.45	32,371,643	75.74
Gross Profit	6,437,590	11.55	10,370,203	24.26
General and Administrative Expenses	798,990	1.43	796,550	1.86
Operating Income	5,638,600	10.12	9,573,653	22.40
Other Income, net	4,282,472	7.69	(10,590)	(0.02)
Net Income	$9,921,072	17.81	$9,563,063	22.37

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022 (unaudited)	Three Months Ended June 30, 2021 (unaudited)
Production:
Ethanol sold (gallons)	15,899,612	14,335,793
Dried distillers grains sold (tons)	28,122	24,761
Modified distillers grains sold (tons)	17,979	27,608
Corn oil sold (pounds)	4,336,920	3,660,850
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$2.63	$2.28
Dried distillers grains average price per ton	266.12	196.76
Modified distillers grains average price per ton	151.64	110.86
Corn oil average price per pound	0.74	0.47
Primary Inputs:
Corn ground (bushels)	5,535,187	4,925,520
Natural gas (MMBtu)	404,040	354,266
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$7.43	$5.34
Natural gas average price per MMBtu (net of hedging)	6.59	2.59
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.085	$0.087
Denaturant cost	0.054	0.038
Electricity cost	0.057	0.048
Direct labor cost	0.075	0.070

Revenue

    Our total revenue was higher in the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year primarily due to higher average prices for our products along with increased quantity of ethanol and corn oil sold during the 2022 period. During the third quarter of our 2022 fiscal year, approximately 75.1% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 18.3% was from distillers grains sales, approximately 1.1% was from syrup, and approximately 5.8% was from corn oil sales. During the third quarter of our 2021 fiscal year, approximately 76.2% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 18.6% was from distillers grains sales, approximately 0.8% was from syrup and approximately 4.0% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was significantly higher during the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year. Management attributes the increase in the price we received for our ethanol during the third quarter of our 2022 fiscal year to higher gasoline prices and higher corn prices in the market. Management also believes that inflation has increased commodity prices, including ethanol. Gasoline prices have increased significantly recently, especially due to uncertainty caused by the war in Ukraine which has resulted in higher oil prices. In addition, corn prices have been higher which has resulted in higher market ethanol prices.
    We sold more gallons of ethanol during the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to increased production at the ethanol plant during the 2022 period. Management attributes this increased production to less plant downtime during the third quarter of our 2022 fiscal year compared to the same period of our 2021 fiscal year. Management anticipates ethanol production to remain at current levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. At June 30, 2022, we had no open ethanol futures contracts. At June 30, 2021, we had no open ethanol futures contracts. We had no realized gain or loss on ethanol derivative instruments for the third quarter of our 2022 fiscal year.

    Distillers Grains

    During the third quarter of our 2022 fiscal year, we sold fewer tons of distillers grains compared to the same period of our 2021 fiscal year due to increased corn oil production. As we produce more pounds of corn oil, it results in fewer tons of distillers grains production. We sold a majority of our distiller grains during the 2022 period in the dried form due to market conditions which favored this product. The average price we received for both our dried and modified distillers grains was higher during the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to increased demand for distillers grains along with higher corn prices. Management believes prices for distillers grains have been strong due to higher corn prices and reduced worldwide corn supplies. Management anticipates distillers grains prices will remain higher than the 2021 fiscal year during the rest of our 2022 fiscal year. Further, depending on the number of bushels of corn which will be harvested in the fall of 2022, these higher distillers grains prices may continue into our 2023 fiscal year. Management anticipates relatively consistent distillers grains production throughout the remainder of our 2022 fiscal year provided we can maintain favorable operating margins.

    Corn Oil

    The total pounds of corn oil we sold was higher during the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to increased corn oil production during the 2022 period. Due to higher corn oil prices during the 2022, we increased the amount of corn oil we were producing to maximize revenue. Management anticipates that our corn oil production will remain at current levels for the remaining quarter of our 2022 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity and provided the market price of corn oil remains at current levels. The average price we received for our corn oil during the third quarter of our 2022 fiscal year was higher compared to the average price we received during the third quarter of our 2021 fiscal year primarily due to increased corn oil demand and higher corn prices. In 2019, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry, which has resulted in increased demand for corn oil. This increase in demand may not continue past December 31, 2022.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the third quarter of our 2022 fiscal year as compared to the third quarter of our 2021 fiscal year due primarily to increased corn costs per bushel and increased bushels of corn used along with increased natural gas costs per MMBtu and increased natural gas usage gas during the 2022 fiscal year.

Corn Costs

Our cost of goods sold related to corn was higher for the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to increased average corn costs per bushel, without taking derivative instrument positions into account, along with an increase in the number of bushels of corn used to produce ethanol. For the third quarter of our 2022 fiscal year, we used approximately 12.4% more bushels of corn compared to the third quarter of our 2021 fiscal year due to increased ethanol production and decreased corn to ethanol conversion efficiency. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 39.1% higher for the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to higher market corn prices during the third quarter of our 2022 fiscal year. In addition, during the third quarter of our 2022 fiscal year, we had a realized gain of approximately $373,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the third quarter of our 2021 fiscal year, we had a realized gain of approximately $568,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain higher during the rest of our 2022 fiscal year due to increased corn demand in the market and uncertainty about the number of bushels of corn that will be harvested in the fall of 2022 along with global uncertainty resulting for the conflict in Ukraine which is a major agricultural producing nation.

    Natural Gas Costs

    We used approximately 14.0% more MMBtu of natural gas during the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to increased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 154.4% higher during the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to higher energy prices generally. Management anticipates these higher natural gas prices will remain higher during the rest of our 2022 fiscal year and potentially into our 2023 fiscal year, especially if we experience increased natural gas exports to Europe due to uncertainty regarding the supply of natural gas from Russia during the winter of 2022/2023.

General and Administrative Expenses

    Our general and administrative expenses were comparable for the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year.

Other Income/Expense

    We had more interest income during the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to having more cash on hand during our 2022 fiscal year. Our other income was significantly greater during the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to the $4m USDA Biofuels Producers Relief payment we received during our 2022 fiscal year. We had less interest expense during the third quarter of our 2022 fiscal year compared to the third quarter of our 2021 fiscal year due to decreased borrowing on our loans.

Results of Operations for the Nine Months Ended June 30, 2022 and 2021

The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2022 and 2021:

	Nine Months Ended June 30, 2022 (Unaudited)		Nine Months Ended June 30, 2021 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$168,225,436	100.00	$104,563,490	100.00
Cost of Goods Sold	138,899,275	82.57	84,414,332	80.73
Gross Profit	29,326,161	17.43	20,149,158	19.27
General and Administrative Expenses	2,556,029	1.52	2,256,505	2.16
Operating Income	26,770,132	15.91	17,892,653	17.11
Other Income, net	6,961,490	4.14	889,744	0.85
Net Income	$33,731,622	20.05	$18,782,397	17.96

    The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2022 and 2021.

	Nine Months Ended June 30, 2022 (unaudited)	Nine Months Ended June 30, 2021 (unaudited)
Production:
Ethanol sold (gallons)	50,354,306	47,275,959
Dried distillers grains sold (tons)	65,216	57,012
Modified distillers grains sold (tons)	108,593	112,300
Corn oil sold (pounds)	13,959,870	10,746,450
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$2.56	$1.71
Dried distillers grains average price per ton	237.55	176.05
Modified distillers grains average price per ton	117.96	76.42
Corn oil average price per pound	0.64	0.38
Primary Inputs:
Corn ground (bushels)	17,159,839	15,378,054
Natural gas (MMBtu)	1,193,681	1,087,727
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.54	$4.18
Natural gas average price per MMBtu (net of hedging)	5.61	2.58
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.087	$0.079
Denaturant cost	0.052	0.032
Electricity cost	0.049	0.045
Direct labor cost	0.067	0.064

Revenue

    Our total revenue was higher in the nine months ended June 30, 2022 compared to the same period of our nine months ended June 30, 2021 primarily due to higher prices for our products along with increased quantity of ethanol and corn oil sold during the 2022 period. During the nine months ended June 30, 2022, approximately 76.9% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 16.9% was from distillers grains sales, approximately 0.8% was from syrup sales and approximately 5.3% was from corn oil sales. During the nine months ended June 30, 2021, approximately 77.3% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 17.8% was from distillers grains sales, approximately 0.06 from syrup sales and approximately 4.0% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was significantly higher during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. Management attributes the increase in the price we received for our ethanol during the nine months ended June 30, 2022 to decreased ethanol stocks along with higher gasoline demand and prices and higher corn prices in the market. Gasoline demand increased during the nine months ended June 30, 2022 due to increased travel compared to the nine months ended June 30, 2021. Management anticipates gasoline demand will continue to increase, which management believes will positively impact ethanol prices. Management also believes that inflation has increased commodity prices, including ethanol. In addition, corn and energy prices have increased significantly which have resulted in higher market ethanol prices along with the uncertainty in Russia and Ukraine.
    We sold more gallons of ethanol during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to increased production at the ethanol plant during the 2022 period. Management attributes this increased production to less plant downtime during the nine months ended June 30, 2022 compared to the same period of our nine months ended June 30, 2021. Management anticipates ethanol production to remain at current levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. For the nine months ended June 30, 2022, we experienced a realized gain of $424,770 related to our ethanol derivative instruments, which increased our revenue. For the nine months ended June 30, 2022, we had no open ethanol futures contracts. For the nine months ended June 30, 2021, we had no open ethanol futures contracts. We had a realized gain of approximately $1,289,000 on ethanol derivative instruments during the nine months ended June 30, 2021 which increased our revenue.

Distillers Grains

    During the nine months ended June 30, 2022, we sold more tons of distillers grains compared to the same period of our nine months ended June 30, 2021 due to increased overall production. The average price we received for our modified distillers grains was higher during the nine months ended June 30, 2022 compared to the third quarter of our nine months ended June 30, 2021 due to increased demand for modified distillers grains along with higher corn prices. The average price we received for our dried distillers grains was higher during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to higher corn prices and increased export demand. Management believes prices for distillers grains have been strong due to higher corn prices and reduced worldwide corn supplies. Management anticipates distillers grains prices will remain higher than the 2021 fiscal year during the rest of our 2022 fiscal year. Further, depending on the number of bushels of corn which are harvested in the fall of 2022, these higher distillers grains prices may continue into our 2023 fiscal year. Management anticipates relatively consistent distillers grains production throughout the remainder of our 2022 fiscal year provided we can maintain favorable operating margins.

    Corn Oil

    The total pounds of corn oil we sold was higher during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to increased corn oil production during the 2022 period primarily due to increased overall production. Due to market corn oil prices, we have focused on increasing the amount of corn oil we produce. Management anticipates that our corn oil production will remain at current levels for the remaining quarter of our 2022 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our corn oil during the nine months ended June 30, 2022 was higher compared to the average price we received during the nine months ended June 30, 2021 primarily due to increased corn oil demand and higher corn prices. In 2019, the biodiesel blenders' tax credit was renewed retroactively from January 1, 2018 through December 31, 2022. This extension of the tax credit has created greater certainty in the biodiesel industry, which has resulted in increased demand for corn oil.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was greater for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021 due primarily to increased corn costs per bushel and increased natural gas costs per MMBtu along with increased consumption of corn and natural gas during the nine months ended June 30, 2022.

Corn Costs

Our cost of goods sold related to corn was higher for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to increased average corn costs per bushel, without taking derivative instrument positions into account, along with an increase in the number of bushels of corn used to produce ethanol. For the nine months ended June 30, 2022, we used approximately 11.59% more bushels of corn compared to the nine months ended June 30, 2021 due to increased ethanol production. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 56.46% higher for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to higher market corn prices during the nine months ended June 30, 2022. In addition, during the nine months ended June 30, 2022, we had a realized gain of approximately $1,438,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the nine months ended June 30, 2021, we had a realized gain of approximately $1,266,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain higher during the rest of our fiscal year.

    Natural Gas Costs

    We used approximately 9.74% more MMBtu of natural gas during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to increased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 117.44% higher during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to higher energy prices generally, and losses on our hedged MMBtus during our nine months ended June 30, 2022. Management anticipates these higher natural gas prices will continue during the rest of our nine months ended June 30, 2022.

General and Administrative Expenses

    Our general and administrative expenses were higher for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 primarily due to an increase in professional fees and permitting expenses needed to incorporate the CCS and USP projects into the current environmental and safety plans during the nine months ended June 30, 2022.

Other Income/Expense

    We had more interest income during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to having more cash on hand during our 2022 fiscal year. Our other income was greater during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to the forgiveness received for the Ethanol Recovery Loan and the USDA Biofuels Producers Relief payment we received. We had less interest expense during the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 due to decreased borrowing on our loans.

Changes in Financial Condition for the Nine Months Ended June 30, 2022

    Current Assets

We had more cash and cash equivalents at June 30, 2022 compared to September 30, 2021 primarily due to net income we generated during our 2022 fiscal year plus the draw we made on the CCS Construction Loan. We had less restricted cash at June 30, 2022 compared to September 30, 2021 because we had less cash in our margin account associated with our hedging transactions. Due to higher prices for our products, the value of our accounts receivable was higher at June 30, 2022 compared to September 30, 2021. We had more inventory on hand at June 30, 2022 compared to September 30, 2021 due primarily to higher market prices for our finished goods and raw materials at June 30, 2022 compared to September 30, 2021. Our prepaid expenses were higher at June 30, 2022 compared to September 30, 2021 due to an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment

The value of our property, plant and equipment was higher at June 30, 2022 compared to September 30, 2021 due to construction of our carbon capture and storage project and industrial alcohol project partially offset by regular depreciation of our assets during the first nine months of our 2022 fiscal year.

Other Assets

Our right of use operating lease assets at June 30, 2022 was lower compared to September 30, 2021 due to amortization of our leases during our 2022 fiscal year.

    Current Liabilities

We had less disbursements in excess of bank balances due to the increase in cash we had on hand at the end at June 30, 2022 to cover checks issued on our accounts. Our accounts payable was less at June 30, 2022 compared to September 30, 2021 due to having fewer deferred corn payables at June 30, 2022 compared to September 30, 2021. Our accrued expenses were higher at June 30, 2022 compared to September 30, 2021 due to the accrued distribution that was declared as of June 30, 2022 and interest accrued on the CCS Construction Loan at June 30, 2022. We had a larger loss on firm purchase commitments due to rising corn prices and the impact they have on our corn contracts at June 30, 2022 compared to September 30, 2021. We had a larger current maturity associated with our notes payable due to amounts outstanding on our CCS Construction Loan for our carbon capture project as of June 30, 2022 compared to September 30, 2021 along with the fact that these loans are schedule to mature in less than 12 months. We had less current portion of operating leases liabilities at June 30, 2022 compared to September 30, 2021 due to amortization of our leases during our 2022 fiscal year.

    Long-Term Liabilities

We had less notes payable at June 30, 2022 compared to September 30, 2021 due to payments we made on our long-term loans, the Ethanol Recovery Program forgiveness we received during the second quarter of our 2022 fiscal year, and the PPP loan forgiveness we received during our 2021 fiscal year. We had less long-term liabilities for our operating leases at June 30, 2022 due to amortization of our long-term leases during our 2022 fiscal year.

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

    The following table shows cash flows for the nine months ended June 30, 2022 and 2021:

	June 30, 2022 (unaudited)	June 30, 2021 (unaudited)
Net cash provided by operating activities	$29,620,520	$19,427,440
Net cash used in investing activities	(17,763,824)	(15,153,633)
Net cash provided by (used in) financing activities	6,429,720	(3,732,436)
Net increase in cash	$18,286,416	$541,371
Cash, cash equivalents and restricted cash, end of period	$23,501,660	$11,653,860

Cash Flow from Operations

    Our operations provided more cash during the nine months ended June 30, 2022 compared to the same period of our 2021 fiscal year due primarily to increased net income during the 2022 period.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the nine months ended June 30, 2022 compared to the same period of our 2021 fiscal year. During the 2022 period, our primary capital expenditures were for our carbon capture and storage project and our industrial alcohol project.

Cash Flow from Financing Activities

Our financing activities provided cash during the nine months ended June 30, 2022 compared to the same period of our 2021 fiscal year due to proceeds we received from our debt instruments during the 2022 fiscal year partially offset by debt payments we have made. We also paid a larger distribution to our members during the 2022 period compared to the 2021 period which decreased cash provided by our financing activities.

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

Capital Expenditures

    The Company had approximately $38 million in construction in progress as of June 30, 2022 primarily relating to the carbon capture and storage project. The Company has secured two construction loans with Cornerstone Bank to finance these projects whose maturity dates were recently extended o October 8, 2022 as described below under the section entitled "Capital Resources".

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date was March 31, 2022. On April 8, 2022, the Revolving Loan maturity date was extended to April 7, 2023. The Revolving Loan is secured by a lien on substantially all of our assets. At June 30, 2022, we had $10 million available on the Revolving Loan. The variable interest rate on June 30, 2022 was 3.25%.

Construction Loans

    On January 22, 2020, we entered into a new $7 million construction loan (the "First Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the First Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The original maturity date of the First Construction Loan was June 1, 2021. On June 3, 2021 the maturity date was extended to February 1, 2022. On April 8, 2022, the First Construction Loan was extended to October 8, 2022. At June 30, 2022, we had $7 million available under the First Construction Loan. The variable interest rate on June 30, 2022 was 3.00%.

    On February 1, 2021, we entered into a $28 million construction loan (the "Second Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the Second Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Second Construction Loan has a minimum interest rate of 3.0%. The maturity date of the Second Construction Loan was January 31, 2022. On February 17, 2022, the Second Construction Loan was extended to March 15, 2022. On April 8, 2022, the Second Construction Loan was again extended to October 8, 2022. The Second Construction Loan is secured by a lien on substantially all of our assets. At June 30, 2022, we had drawn $18 million on the loan and had $10 million available under the Second Construction Loan. The variable interest rate on June 30, 2022 was 3.00%.

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of June 30, 2022 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We typically make monthly payments of approximately $74,000 per month. On December 3, 2021 we received forgiveness of $2.65 million of the loan, and the balance outstanding on June 30, 2022 was approximately $1.37 million.

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

    As of June 30, 2022 we had corn futures and option contracts for approximately 1,700,000 bushels of corn. As of June 30, 2022 we had an unrealized loss of approximately $964,000 related to our corn futures and options contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At June 30, 2022, we had no fixed ethanol sales contracts and ethanol futures and option contracts. As of June 30, 2022 we had no unrealized gain or loss related to ethanol futures and option contracts.

    We estimate that our corn usage will be between 21 million and 23 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2022, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2022. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(15,975,000)
Corn	22,821,000	Bushels	10%	$(12,327,000)
Natural gas	1,664,000	MMBtu	10%	$(1,431,000)

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2021 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(13,734,600)
Corn	22,821,000	Bushels	10%	$(9,307,000)
Natural gas	1,664,000	MMBtu	10%	$(499,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this review and evaluation, these officers believe that our disclosure controls and procedures were effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RED TRAIL ENERGY, LLC

Date:	August 15, 2022	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2022	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)