Form 10-K
period 2022-09-30
RED TRAIL ENERGY, LLC
filed 2022-12-29
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2022

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2022 was $34,969,920.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 29, 2022, there were 40,148,160 Class A Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "future," "intend," "could," "hope," "predict," "target," "potential," or "continue" or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks, and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•A slowdown in global and regional economic activity, decreased demand for our products, and the potential for labor shortages and shipping disruptions resulting from pandemics including COVID-19;
•The reduction or elimination of the renewable fuels use requirement in the Federal Renewable Fuels Standard (RFS);
•Decreases in export demand due to the imposition of tariffs by foreign governments on ethanol, distillers grains, and soybeans produced in the United States including:
◦The Chinese distillers grains tariffs and their impact on world distillers grains markets; and
◦The Chinese and Brazilian ethanol import duties and their impact on world ethanol demand and prices.
•Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;
•An unfavorable spread between the market price of our products and our feedstock costs;
•Fluctuations in the price and market for ethanol, distillers grains, and corn oil;
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
•Our ability to retain key employees and maintain labor relations;
•Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•Results of our hedging transactions and other risk management strategies;
•Changes in or elimination of governmental laws, tariffs, trade, or other controls or enforcement practices that currently benefit the ethanol industry including:
◦national, state, or local energy policy - examples include legislation already passed such as the California low-carbon fuel standard as well as potential legislation in the form of carbon cap and trade;
◦legislation mandating the use of ethanol or other oxygenate additives; or
◦environmental laws and regulations that apply to our plant operations and their enforcement.
•Changes and advances in ethanol production technology;
•Competition from alternative fuels and alternative fuel additives;
•Competition from the increased use of electric vehicles;
•Use by the EPA of small refinery exemptions; and
•Global economic uncertainty, inflation, market disruptions, and increased volatility in commodity prices caused in part by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION

Information about us is also available at our website at www.redtrailenergyllc.com, under "SEC Compliance," which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I
ITEM 1.    BUSINESS

Business Development

    Red Trail Energy, LLC was formed as a North Dakota limited liability company in July of 2003, for the purpose of constructing, owning, and operating a fuel-grade ethanol plant near Richardton, North Dakota in western North Dakota. References to "we," "us," "our" and the "Company" refer to Red Trail Energy, LLC. We began production in January 2007.

On February 3, 2022 we renewed our $10 million Revolving Loan with Cornerstone Bank ("Cornerstone"). On February 3, 2022, the maturity date was extended to March 31, 2022. On April 8, 2022, the Revolving Loan was renewed. The new maturity date is April 7, 2023.

In addition, on February 1, 2021 we entered into a $28 million construction loan with Cornerstone Bank for a carbon capture and storage project (the "CCS Construction Loan"). The maturity date of the loan was January 31, 2022. On February 17, 2022, the maturity date was extended to March 15, 2022. On April 8, 2022, we renewed the CCS Construction Loan. The new maturity date was October 8, 2022, but has since been replaced with a different loan (see below).

On January 22, 2020 we entered into a $7 million construction loan (the "First Construction Loan") with Cornerstone. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021, we extended the maturity date to February 1, 2022. On April 8, 2022, the Construction Loan was renewed. The new maturity date was October 8, 2022.

On October 28, 2022 the Company entered into a $25 million loan with Cornerstone to replace the CCS Construction Loan and First Construction Loans. The maturity date of the replacement Loan is January 31, 2032.

Principal Products

    The principal products that we produce are ethanol, distillers grains, and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2022	Fiscal Year 2021	Fiscal Year 2020
Ethanol	77.2%	76.9%	76.1%
Distillers Grains	16.5%	17.8%	19.4%
Corn Oil	5.7%	4.4%	4.0%

Ethanol

Our primary product is ethanol which we manufacture from corn. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass.

Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. Ethanol blended fuel is typically designated in the marketplace according to the percentage of the fuel that is ethanol, with the most common fuel blend being E10, which contains 10% ethanol. The United States Environmental Protection Agency (the "EPA") has approved the use of gasoline blends that contain 15% ethanol, or E15, for use in all vehicles manufactured in model year 2001 and later. In 2019, the EPA changed regulations which now allow E15 to be sold year-round in all markets in the United States, however, this rule was reversed by the federal courts. The EPA issued a temporary emergency waiver in the summer of 2022 which permitted the sale of E15 year-round. The EPA is expected to issue a new rule in 2023 that would approve the use of E15 year-round on a permanent basis. In addition, flexible fuel vehicles can use gasoline blends that contain up to 85% ethanol called E85.

As a result of an emergency domestic need resulting from the COVID-19 pandemic, some ethanol plants provided ethanol to be used for the production of hand sanitizer and related products. Some ethanol plants have subsequently announced plans to install equipment to allow USP-grade ethanol production which can also be used for disinfectants, pharmaceuticals, fragrances, cosmetics and other industrial applications. We engaged in some limited ethanol sales for sanitizer use during our 2020 fiscal year. Approximately 3.9% of our revenues were from industrial ethanol sales during our 2020 fiscal year. We did not have any industrial ethanol sales during our 2022 and 2021 fiscal years.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high energy animal feed supplement primarily marketed to the dairy, beef, poultry, and swine industries. We produce two forms of distillers grains: distillers dried grains and modified distillers grains. Modified distillers grains is processed corn mash that has been dried to approximately 50% moisture which has a shelf life of approximately seven days and is often sold to nearby markets. Distillers dried grains is processed corn mash that has been dried to approximately 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.

Corn Oil

    In March 2012, we commenced operating our corn oil extraction equipment to separate corn oil contained in our distillers grains for sale. The corn oil that we are capable of producing is not food grade corn-oil and it cannot be used for human consumption. The primary uses of the corn oil that we produce are for animal feed, industrial uses, and biodiesel production.

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

Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains, and corn oil continue to expand, we anticipate increased international sales of our products. Exports of ethanol were lower for 2021 but have increased significantly in 2022. However, tariffs implemented by Brazil and China on ethanol imported from the United States have reduced export demand from those countries. Tariffs imposed by China remained unchanged during the past year. In March 2022, Brazil suspended its tariff through the end of the year on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However, despite this suspension, Brazil has not become a leading player in the export market in recent months. Trade barriers with key markets may continue to take a toll on ethanol export demand which could negatively affect domestic ethanol prices.

Exports of distillers grains increased in 2021 with the United States exporting about a third of distillers grain produced. The export market has remained strong in 2022 with Mexico, South Korea, and Vietnam continuing as top destinations for distillers grains exports. Historically, the United States ethanol industry exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past five years effectively closed the Chinese market.

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

    We sell and market the ethanol, distillers grains, and corn oil produced at the plant through normal and established markets, including local, regional, and national markets. Our products are primarily shipped by rail and by truck in our local market. We have separate marketing agreements with RPMG for our ethanol, industrial ethanol, distillers grains, and corn oil. Whether or not our products are sold in local markets will depend on decisions made by RPMG, except for the E85/E30 and the modified distillers grains which we internally market locally. Local markets are evaluated on a case-by-case basis.

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

New Products and Services

    We started capturing carbon dioxide during our 2022 fiscal year which we will monetize through tax credits which we anticipate will be issued during our 2023 fiscal year.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 22.3 million bushels of corn during our 2022 fiscal year, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries, and establishing hedging positions to protect the price we pay for corn.

    During our 2022 fiscal year, we were able to secure sufficient corn to operate the plant at capacity. We do not anticipate any problems securing enough corn during our 2023 fiscal year. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. During our 2022 fiscal year, corn prices have been higher than prior years, mainly due to increased demand which has been higher than the worldwide corn supply. On November 1, 2022, the USDA released a report estimating the 2022 corn crop in the United States at approximately 13.9 billion bushels, down 8% from last year's production, with yields averaging 172 bushels per acre. The USDA forecasted area harvested for corn at 80.8 million acres, down 5% from 2021. We have not had difficulty securing the corn we require for our operations and we anticipate that we will be able to secure the corn we need to operate the ethanol plant during our 2023 fiscal year, although potentially at a higher price. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problems during our 2023 fiscal year.  Poor weather can be a major factor in increasing corn prices, including the drought experienced during our 2022 fiscal year.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

    Corn prices are also impacted by world supply and demand, the price of other commodities, current and anticipated stocks, domestic and export prices and supports, and the government's current and anticipated agricultural policy.  Corn prices have been volatile in the past and volatility could return to the market in the future.

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

Water

    To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year.  We anticipate receiving adequate water supplies during our 2023 fiscal year.

Patents, Trademarks, Licenses, Franchises and Concessions

    We do not currently hold any patents, trademarks, franchises, or concessions. We were granted a perpetual and royalty free license by ICM, Inc. ("ICM") to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build the plant.

Seasonality of Sales

    We experience some seasonality of demand for our ethanol, distillers grains, and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distillers grains demand during the summer months due to natural depletion in the number of animals at feed lots and during times when cattle are turned out to pasture. Finally, corn oil is used for biodiesel production which typically decreases in the winter months due to decreased biodiesel demand.

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. During our 2022 fiscal year, our primary sources of working capital were cash from our operations as well as our revolving loan with Cornerstone.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of December 5, 2022, the Renewable Fuels Association ("RFA") estimates that there are 204 ethanol production facilities in the United States with capacity to produce approximately 17.5 billion gallons of ethanol annually. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 40.7% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 900 million gallons per year or more

Company	Current Capacity (MMgy)	Percent of Total Industry Capacity
POET Biorefining	2,811	16.1%
Valero Renewable Fuels	1,747	10.0%
Archer Daniels Midland	1,613	9%
Green Plains Renewable Energy	958	5.5%
TOTAL	7,129	40.7%
        Updated: December 5, 2022

Ethanol Competition

Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, some oil companies have purchased ethanol production facilities, including Valero Renewable Fuels, which is a subsidiary of a larger energy company. Oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices due to localized decreased corn production and supplies.

    We anticipate competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, and rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Cellulosic ethanol may also capture more government subsidies and assistance than corn-based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

    A number of automotive, industrial, and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars, or clean burning gaseous fuels. Electric car technology has grown in popularity, especially in urban areas. While in the past there were a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations which have made electric car technology more widely available. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

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

    Finally, many ethanol producers increased their production capacities through expansion projects which started becoming operational during our 2018 fiscal year. These expansion projects have increased the supply of ethanol in the market and negatively impacted market ethanol prices and may result in excess ethanol supply in the future. During our 2019 fiscal year, many ethanol producers reduced production or ceased production altogether due to unfavorable operating margins which somewhat offset the additional ethanol production from these expansion projects. During 2020, the ethanol industry was impacted by decreased gasoline and ethanol demand because of social distancing restrictions implemented because of the COVID-19 pandemic. During our 2021 fiscal year, ethanol demand increased and we experienced much more favorable financial margins. During our 2022 fiscal year, ethanol prices increased, particularly during our first fiscal quarter of 2022, and we experienced favorable financial margins.

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

In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: soybean meal, corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Soybean meal, dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Recently, additional soybean crushing facilities are being constructed which may increase the supply of soybean meal in the market. This increase in soybean meal could negatively impact the market price of distillers grains.

Corn Oil Competition

    We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers grains they produce which has increased competition for corn oil sales and at times has resulted in lower market corn oil prices. Recently, corn oil prices and demand have been higher due to commodity prices generally and increased demand for corn oil from the biodiesel and renewable diesel industries.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

    The ethanol industry is dependent on several economic incentives to produce ethanol. One significant federal ethanol support is the ethanol use requirement in the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels in 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

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

    The statutory RVO for all renewable fuels for 2018 was 19.29 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2018, the final RVO for 2019 was set at 19.92 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 7, 2021, the EPA issued a proposed RVO rule which set the 2022 RVO at 15 billion gallons for corn-based ethanol, set the 2021 RVO for corn-based ethanol at 13.3 billion gallons, less than the statutory requirement in the RFS of 15 billion gallons. The December 7, 2021 proposed rule also proposed to reopen the 2020 RVO which was previously set at 15 billion gallons for corn-based ethanol and retroactively reduce that amount to 12.5 billion gallons. On December 1, 2022, the EPA issued a proposed RVO rule, which for 2023 is set at 20.88 billion gallons, for 2024 is set at 21.87 billion gallons, and for 2025 is set at 22.68 billion gallons. In 2023, the corn-based ethanol RVO will be set at 15 billion gallons. However, for years 2024 and 2025, the EPA has proposed raising this limit to 15.25 billion gallons and eliminating the supplemental standard.

During 2019 it came to light that the EPA was issuing waivers of the RVO obligations for certain small refineries. These small refinery waivers resulted in significant decreases in ethanol demand during 2018 and 2019 which are below the RVO requirements. Many in the ethanol industry believe these waivers did not meet the standards set out in the RFS. The ethanol industry has been pushing the EPA to reverse the effects of these small refinery waivers which we believe contributed to poor operating margins starting in 2018 and continuing through our 2020 fiscal year. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. In June 2021, the U.S. Supreme Court reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year due to federal regulations related to fuel evaporative emissions which prevented E15 from being used during certain times of the year in various states. In May 2019, the EPA issued a final rule allowing the year-round sale of E15. However in June 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA exceeded its authority. In May 2022, the EPA issued an emergency waiver to allow sales of E15 during the summer months. The reason given for the temporary suspension of the prohibition on year-round sales was that it was an effort to counteract rising gasoline prices. It appears that the EPA is considering enacting a rule to allow year-round sales before next summer. However, it is unclear whether that will occur.

A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market.

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. To date, the USDA has awarded approximately $74 million to eligible projects.

On August 16, 2022, the Inflation Reduction Act of 2022, which has several provisions that may benefit the ethanol industry, was signed into law. There is, however, considerable uncertainty as to how the newly required provisions will be implemented in future regulatory guidance. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage ("CCS"). However, the Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon oxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. In addition, projects will now be eligible to be directly paid for the credit by the Internal Revenue Service for the first five years with no direct pay for many projects for the final seven years of the credit, and, as an alternative to direct pay, projects will now be allowed to sell their credits to unrelated third parties for cash without adverse tax consequences. The Act also creates a Clean Fuel Production Tax Credit for the production of low-emissions transportation fuel produced and sold in 2025, 2026, and 2027, subject to certain requirements as to prevailing wage and apprenticeship. However, the Act provides that the Clean Fuel Production Tax Credit is not available for a facility that qualifies for the Section 45Q tax credit. Additional incentives for production of sustainable aviation fuel and $500 million in funding for biofuels infrastructure funding are also included in the Act.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water, and other environmental regulations, and we have been required to obtain a number of environmental permits to construct and operate the ethanol plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration ("OSHA"). OSHA regulations may change such that the costs of operating the ethanol plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows, and financial performance.

We have obtained all of the necessary permits to operate the ethanol plant. During our 2022 fiscal year, we incurred costs and expenses of approximately $152,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal has reduced our environmental compliance costs.

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

    In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. In September 2019, the Brazilians increased the tariff free import quota from 600 million liters to 750 million liters. In December 2020, the tariff free quota was revoked. In March 2022, this tariff was suspended through December 2022. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and subsequently to 70%. In 2020, this tariff was again reduced to 45%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term, despite recent positive discussions. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Employees

As of December 29, 2022, we had 49 full-time employees. We anticipate that we will have approximately 49 full-time employees during the next 12 months.

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

Risks Relating to Our Business

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”). The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations, and liquidity.

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

    The EPA has issued small refinery waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery waivers, it reallocated the waived requirements to other refiners. The EPA under the Trump Administration was granting significantly more waivers than in the past and was not reallocating the waived amounts to other refiners. These actions resulted in demand destruction starting in 2018 which has continued to result in reduced demand for ethanol. This reduction in ethanol demand negatively impacted profitability in the ethanol industry. These small refinery waivers could be issued in future years which could impact ethanol demand.

    A decrease in the spread between the price we receive for our products and our raw material costs will negatively impact our profitability. Practically all of our revenue is derived from the sale of our ethanol, distillers grains, and corn oil. Our primary raw material costs are corn costs and energy costs. Our profitability depends on a positive spread between the market price of the ethanol, distillers grains and corn oil we produce and the raw material costs related to these products. While ethanol, distillers grains and corn oil prices typically change in relation to corn prices, this correlation may not always exist. In the event the prices for our products decrease at a time when our raw material costs are increasing, we may not be able to profitably operate the plant. In the event the spread between the price we receive for our products and the raw material costs associated with producing those products is negative for an extended period of time, we may not be able to maintain liquidity which could negatively impact the value of our units.

    Declines in the price of ethanol, distillers grain or corn oil would significantly reduce our revenues. The sales prices of ethanol, distillers grains, and corn oil can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, tariffs and import quotas, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol, distillers grains, and corn oil and the price we pay for corn and natural gas. Any lowering of ethanol, distillers grains, or corn oil prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2023 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

    Our business is not diversified which could negatively impact our ability to operate profitably. Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains, and corn oil. If economic or political factors adversely affect the market for ethanol, distillers grains, or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

Changes and advances in ethanol production technology could require us to incur costs to update the ethanol plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our ethanol plant less desirable or obsolete.  These advances could allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause the ethanol plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain, or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income which could decrease the value of our units.

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

    Failures of our information technology infrastructure could have a material adverse effect on operations. We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing, and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers, and others. We also use information technology networks and systems to comply with regulatory, legal, and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks, or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

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

Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality, and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us. Higher basis levels or adverse crop conditions in our corn purchase area can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration. Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs, and competitiveness of agricultural commodity production and related storage and processing facilities and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity, or capital resources and could reduce the value of our units.

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

The invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices in the United States and a slowdown in global economic growth. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union, and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions have had a broad range of adverse impacts on global business and financial markets some of which have had and may continue to have adverse impacts on our business. These include increased inflation, significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results.

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

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States has recently benefited from additional exports of ethanol which may not continue to occur during our 2023 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2023 fiscal year, particularly if the EPA issues additional small refinery waivers from the RFS. If we experience excess ethanol supply, either due to increased ethanol production, lower ethanol demand or lower overall gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

    Distillers grains demand and prices have been negatively impacted by the Chinese anti-dumping duty. China was previously the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. Due to trade disputes between the United States and China these tariffs continued into our 2022 fiscal year. The Chinese government is conducting a review of the tariffs and is expected to complete the review in January 2023. This reduction in demand has negatively impacted our profitability, and continued tariffs may further impact our profitability.

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

    A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol has and could continue to have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil in the past and could negatively impact the market price of ethanol in the United States and could negatively impact our ability to profitably operate the ethanol plant.

    Chinese ethanol tariffs have and could continue to have a negative impact on ethanol prices. As a result of trade disputes between the United States and China, China imposed a 45% tariff on ethanol produced in the United States. This tariff has effectively closed the Chinese market for United States ethanol exports. China represents a significant potential source of demand for ethanol. Without access to the Chinese market, we may experience excess ethanol supply which could negatively impact ethanol prices in the United States. Lower ethanol prices could negatively impact our ability to profitably operate the ethanol plant.

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

    Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations, or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

Reductions in distillers grains exports to China have a negative effect on the price of distillers grains in the U.S. and could negatively affect our profitability. China was the world's largest buyer of distillers grains produced in the United States. On January 12, 2016, the Chinese government began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. China began imposing anti-dumping and anti-subsidy duties during 2016 as a result of a preliminary ruling on its investigation. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. This reduction in demand could negatively impact our ability to profitably operate the ethanol plant.

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state, and municipal laws and regulations regulating environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards. Our businesses may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state, or municipal entities or permit revocation are inherent in the operation of our businesses as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

ITEM 2. PROPERTIES

    Our ethanol plant is located just east of the city limits of Richardton, North Dakota, and just north and east of the entrance/exit ramps to Interstate I-94. The plant complex is situated inside a footprint of approximately 25 acres of land which is part of an approximately 135 acre parcel.  We acquired ownership of the land in 2004 and 2005. Included in the immediate campus area of the plant are perimeter roads, buildings, tanks, and equipment. An administrative building and parking area are located approximately 400 feet from the plant complex.  During 2008, we purchased an additional 10 acre parcel of land that is adjacent to our current property.  Our rail unloading facility and storage site was built on this property. During our 2012 fiscal year, we purchased an additional approximately 110 acres of land that is adjacent to our current property. During our 2017 fiscal year, we purchased approximately 338 acres of land which we use as part of our rail yard allowing us to ship larger trains.

    The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.  The ethanol plant was placed in service in January 2007 and is in excellent condition and is capable of functioning in excess of its 50 million gallon name-plate production capacity.

During our 2022 fiscal year, all of our tangible and intangible property, real and personal, served as the collateral for our senior credit facility with Cornerstone Bank. Our senior credit facility is discussed in more detail under "ITEM 7. Management's Discussion and Analysis - Capital Resources."

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

    As of December 29, 2022, there were 937 holders of record of our Class A membership units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2021 1st	$0.95	$0.99	$0.97	45,000
2021 2nd	$0.93	$0.93	$0.93	10,000
2021 3rd	$0.93	$1.00	$0.95	366,000
2021 4th	$1.03	$1.34	$1.20	50,000
2022 1st	$1.45	$1.92	$1.76	70,000
2022 2nd	$2.00	$2.50	$2.13	57,457
2022 3rd	$2.00	$2.25	$2.21	217,875
2022 4th	$2.10	$2.25	$2.21	126,052

Distributions

    Our board of governors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

PERFORMANCE GRAPH

    The graph below matches the cumulative 5-Year total return of holders of Red Trail Energy, LLC's common membership units with the cumulative total returns of the NASDAQ Composite index and a customized peer group of eighteen companies that includes: Aemetis Inc., Amyris Inc., Benchmark Energy Corp, Celanese Corp, Cleantech Biofuels Inc., Data443 Risk Mitigation Inc., Glyeco Inc., Green Plains Inc., Greenbelt Resources Corp, Methes Energies International Ltd, New America Energy Corp, Newmarket Corp, Pacific Ethanol Inc., Rayonier Advanced Materials Inc., Renewable Energy Group

Inc., Rex American Resources Corp, Sino United Worldwide Consolidated Ltd and Westlake Chemical Partners LP. The graph assumes that the value of the investment in our common membership units, in each index, and in the peer group (including reinvestment of dividends) was $100 on September 30, 2017 and tracks it through September 30, 2022.

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

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended September 30, 2022 and 2021

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2022 and 2021:

	Year Ended September 30, 2022		Year Ended September 30, 2021
Statement of Operations Data	Amount	%	Amount	%
Revenues	$217,135,121	100.00	$119,084,611	100.00
Cost of Goods Sold	190,828,171	87.88	104,115,501	87.43
Gross Profit	26,306,950	12.12	14,969,110	12.57
General and Administrative Expenses	3,801,583	1.75	3,239,245	2.72
Operating Income	22,505,367	10.36	11,729,865	9.85
Other Income	6,991,313	3.22	895,814	0.75
Net Income	$29,496,680	13.58	$12,625,679	10.60

    The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2022 and 2021:

	Year Ended September 30, 2022	Year Ended September 30, 2021
Production:
Ethanol sold (gallons)	66,268,466	51,893,094
Dried distillers grains sold (tons)	94,077	62,904
Modified distillers grains sold (tons)	121,043	127,718
Corn oil sold (pounds)	18,466,990	12,472,550
Revenues:
Ethanol average price per gallon (net of hedging)	$2.52	$1.74
Dried distillers grains average price per ton	231.16	178.06
Modified distillers grains average price per ton	114.76	78.46
Corn oil average price per pound	0.66	0.41
Primary Inputs:
Corn ground (bushels)	22,338,824	17,717,130
Natural gas (MMBtu)	1,571,101	1,261,294
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.77	$4.46
Natural gas average price per MMBtu (net of hedging)	6.13	2.77
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.085	$0.083
Denaturant cost	0.051	0.035
Electricity cost	0.052	0.045
Direct labor cost	0.072	0.080

Revenue

    For our 2022 fiscal year, ethanol sales comprised approximately 77.2% of our revenues; distillers grains sales comprised approximately 16.5% of our revenues; and corn oil sales comprised approximately 5.7% of our revenues. For our 2021 fiscal year, ethanol sales comprised approximately 76.6% of our revenues; distillers grains sales comprised approximately 18.0% of our revenues; and corn oil sales comprised approximately 4.3% of our revenues.

    Ethanol

    The average price we received per gallon of ethanol sold was approximately 44.8% higher during our 2022 fiscal year compared to our 2021 fiscal year. Commodity prices were higher in 2022, especially energy prices which positively impacted the market price of ethanol. During 2022, we experienced significantly higher gasoline prices which had a positive impact on ethanol demand and prices. Uncertainty related to the war in Ukraine had an impact on energy prices which resulted in increased market ethanol prices. In addition, higher corn prices typically have an impact on ethanol prices. During our 2022 fiscal year, corn prices were significantly higher which correlated with higher ethanol prices.

    We sold approximately 27.7% more gallons of ethanol during our 2022 fiscal year compared to our 2021 fiscal year as we had fewer plant shutdowns during our 2022 fiscal year compared to our 2021 fiscal year. We experienced improved profitability during our 2022 fiscal year which provided us an incentive to maximize production. Our efficiency in converting corn to ethanol increased during our 2022 fiscal year which also positively impacted our profitability. This improved efficiency was important during our 2022 fiscal year due to the fact that our average cost per bushel of corn ground was higher during our 2022 fiscal year compared to our 2021 fiscal year.

    We experienced a gain of approximately $454,000 related to our ethanol derivative instruments during our 2022 fiscal year which increased our revenue. We experienced a gain of approximately $1,488,000 related to our ethanol derivative instruments during our 2021 fiscal year which increased our revenue.

    Distillers Grains

    The average price we received for our dried distillers grains during our 2022 fiscal year was approximately 29.8% greater than the average price we received during our 2021 fiscal year primarily due to higher average corn prices during our 2022 fiscal year which typically impacts distillers grains prices. The average price we received from our modified distillers grains during our 2022 fiscal year was approximately 46.3% higher compared to our 2021 fiscal year due to stronger local demand for distillers grains along with higher corn prices. Our modified distillers grains are primarily sold in our local market. Management anticipates higher distillers grains prices during our 2023 fiscal year due to continued higher corn prices. Further, the United States experienced strong distillers grains export demand during 2022 which increased domestic distillers grains prices. If export demand for distillers grains increases during our 2023 fiscal year, it could result in significantly higher distillers grains prices.

    We produced approximately 49.6% more tons of dried distillers grains and approximately 5.2% fewer tons of modified distillers grains during our 2022 fiscal year compared to our 2021 fiscal year. Our overall increased production had a corresponding impact on distillers grains production. We produced fewer modified distillers grains due to supply and demand factors in our local market. We decide whether to produce dried distillers grains versus modified/wet distillers grains based on market conditions and the relative cost of producing each form of distillers grains. Management anticipates that distillers grains production will remain at its current mix during our 2023 fiscal year unless distillers grains exports increase significantly which could favor producing more dried distillers grains.

    Corn Oil

    The average price we received for our corn oil was approximately 61.0% higher during our 2022 fiscal year compared to our 2021 fiscal year primarily due to additional corn oil demand from the biodiesel and renewable diesel industries along with higher corn and soybean oil prices which both positively impact market corn oil prices. On December 17, 2019, Congress renewed the biodiesel blenders' credit retroactively for 2019 and for a total of five years. This certainty for the biodiesel blenders' credit has positively impacted demand for corn oil during that time period which has supported market corn oil prices. If the biodiesel blenders' credit expires in the future, we anticipate that corn oil demand will be lower.

    Our corn oil sales increased by approximately 48.1% during our 2022 fiscal year compared to our 2021 fiscal year due to increased overall production at the ethanol plant along with higher corn oil extraction efficiency during our 2022 fiscal year due to increased market corn oil prices. Management anticipates that corn oil production will continue to be higher during our 2023 fiscal year.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and energy expenses. Our total cost of goods sold was higher for our 2022 fiscal year compared to our 2021 fiscal year due primarily to higher corn and natural gas costs during our 2022 fiscal year, along with a larger lower of cost or market adjustment and loss on firm purchase commitments during our 2022 fiscal year.

Corn Costs

Our cost of goods sold related to corn was approximately 91.2% higher during our 2022 fiscal year compared to our 2021 fiscal year due to higher average corn costs per bushel along with more bushels of corn used during our 2022 fiscal year. Our average cost per bushel of corn used, without including our derivative instrument gains and losses, was approximately 51.8% higher during our 2022 fiscal year compared to our 2021 fiscal year. Management attributes this increase in corn costs to higher corn demand from the ethanol industry during our 2022 fiscal year along with a smaller corn crop which was harvested in the fall of 2021 which reduced corn availability. The corn crop harvested in the fall of 2022 was larger than in 2021 which may have a positive impact on corn prices during our 2023 fiscal year. Management believes that there will be sufficient corn in our local market to continue to operate the ethanol plant at capacity during our 2023 fiscal year, but we may experience higher prices in order to purchase the corn we need. Our corn use increased by approximately 26.1% during our 2022 fiscal year compared to our 2021 fiscal year due to increased overall production at the ethanol plant. Management anticipates that we will use a comparable amount of corn in the future provided operating margins remain favorable.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. On September 30, 2022, we had forward corn purchase contracts for various delivery periods through February 2023 for a total commitment of approximately 2.2 million bushels of corn. We had a gain of approximately $1,616,000 related to our corn derivative instruments which decreased our cost of goods sold during our 2022 fiscal year. We had a gain of approximately $1,367,000 related to our corn derivative instruments during our 2021 fiscal year which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

    Natural Gas Costs

    Our total natural gas costs to operate the ethanol plant were higher for our 2022 fiscal year compared to our 2021 fiscal year due to increased natural gas costs per MMBtu and increased natural gas consumption during the 2022 period. Our average cost per MMBtu of natural gas was approximately 121.3% higher during our 2022 fiscal year compared to our 2021 fiscal year. Management believes this increase in natural gas costs during our 2022 fiscal year was due to higher energy prices generally during our 2022 fiscal year. Natural gas exports to Europe due in part to the war in Ukraine has impacted domestic natural gas prices. We used approximately 24.6% more MMBtu of natural gas during our 2022 fiscal year compared to our 2021 fiscal year due to increased overall production at the ethanol plant along with the fact that we produced more dried distillers grains which uses more natural gas. Management expects that natural gas prices will remain higher during our 2023 fiscal year due to strong energy markets and the amount of natural gas available in the market, particularly during the winter months when natural gas demand for heating needs is higher.

General and Administrative Expenses

    Our general and administrative expense was higher during our 2022 fiscal year and our 2021 fiscal year due to an increase in professional fees and permitting expenses related to our CCS and USP projects during the 2022 period.

Other Income/Expense

    We had less interest income during our 2022 fiscal year compared to our 2021 fiscal year due to having less cash on hand during the 2022 period. Our other income was higher during our 2022 fiscal year compared to our 2021 fiscal year due to the partial forgiveness of our Ethanol Recovery Loan and the receipt of a USDA Biofuels Producers Relief Payment. We had less interest expense during our 2022 fiscal year compared to our 2021 fiscal year due to debt repayments we have made which reduced the amount of our outstanding loans.

Results of Operations for the Years Ended September 30, 2021 and 2020

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses, and other items to total revenues in our statements of operations for the years ended September 30, 2021 and 2020

	Year Ended September 30, 2021		Year Ended September 30, 2020
Statement of Operations Data	Amount	%	Amount	%
Revenues	$119,084,611	100.00	$94,175,793	100.00
Cost of Goods Sold	104,115,501	87.43	90,134,689	95.71
Gross Profit (Loss)	14,969,110	12.57	4,041,104	4.29
General and Administrative Expenses	3,239,245	2.72	4,329,824	4.60
Operating Loss	11,729,865	9.85	(288,720)	(0.31)
Other Income (Expense)	895,814	0.75	295,308	0.31
Net Profit (Loss)	$12,625,679	10.60	$6,588	0.01

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

Carbon Capture and Sequestration

During our 2022 fiscal year, the Company completed construction and startup of carbon dioxide capture and sequestration equipment. This equipment allows us to capture and sequester up to 165,000 tons of carbon dioxide per year. This equipment allows our ethanol to reduce its carbon intensity score which could open additional higher value ethanol markets. In addition, we anticipate receiving tax credits associated with the carbon dioxide we are capturing and sequestering.

We expect these tax credits to be issued starting in our 2023 fiscal year. Currently, we plan to distribute these tax credits to our members.

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

From time to time we enter into forward purchase contracts for our commodity purchases and sales. On September 30, 2021, we had forward corn purchase contracts for various delivery periods through March 2022 for a total commitment of approximately $34.5 million for a total of approximately 5.7 million bushels of corn. We had a gain of approximately $1,367,000 related to our corn derivative instruments which decreased our cost of goods sold during our 2021 fiscal year. We had a loss of approximately $455,000 related to our corn derivative instruments during our 2020 fiscal year which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

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
Changes in Financial Condition for the Year Ended September 30, 2022 and 2021

    Current Assets. We had more cash and equivalents on our balance sheet on September 30, 2022 compared to September 30, 2021 due increased revenue and improved profitability on September 30, 2022 compared to September 30, 2021. We had more restricted cash on September 30, 2022 compared to September 30, 2021 as a result of having more cash deposited in our margin account with our commodities broker related to our risk management positions. We had more accounts receivable on September 30, 2022 compared to September 30, 2021 due primarily to the timing of payments from our product marketers at the end of our 2022 fiscal year compared to the end of our 2021 fiscal year. We had more inventory on hand on September 30, 2022 compared to September 30, 2021 due to more raw material inventory on September 30, 2022 due in part to higher market corn prices which are used to value our inventory.

    Property, Plant and Equipment. The gross value of our property, plant and equipment was higher on September 30, 2022 compared to September 30, 2021 due primarily to placing into service our carbon capture and storage project during our 2022 fiscal year. The gross value of our property, plant and equipment is offset by our accumulated depreciation.

    Other Assets. Our other assets were higher on September 30, 2022 than at September 30, 2021 due primarily to an increase in our patronage equity with Roughrider Electric Cooperative. The net right of use asset related to our operating leases was lower on September 30, 2022 than at September 30, 2021 due to amortization of our operating leases during our 2022 fiscal year.

    Current Liabilities. We had no disbursements in excess of our bank balances on September 30, 2022 and approximately $1.3 million on September 30, 2021. When checks are presented for payment which exceed our cash balances, we use our revolving loan to pay the amounts owed. Our accounts payable was less on September 30, 2022 compared to September 30, 2021 due to fewer deferred corn payments and fewer construction payables related to the CCS project. Our accrued expenses were higher on September 30, 2022 compared to September 30, 2021 due to having more accrued compensation and benefits for our employees on September 30, 2022 compared to September 30, 2021. The current maturities of our long-term debt was higher on September 30, 2022 compared to September 30, 2021 because we had more debt which matures within 12 months of the end of our 2022 fiscal year. The current portion of our operating lease liability was less on September 30, 2022 compared to September 30, 2021 due to amortization of our leases during the 2022 fiscal year.

    Long-term Liabilities. We had less long-term liabilities on September 30, 2022 compared to September 30, 2021 due to debt payments we made during our 2022 fiscal year along with the Ethanol Recovery Program forgiveness received. We had a smaller long-term liability related to operating leases on September 30, 2022 compared to September 30, 2021 due to regular amortization of our operating leases.

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

Inventory

    Corn is the primary raw material and, along with other raw materials and supplies, is stated at the lower of cost or net realizable value on a first-in, first-out (FIFO) basis.  Work in process and finished goods, which consists of ethanol, distillers grains, and corn oil produced, is stated at the lower of average cost or net realizable value.  Spare parts inventory is valued at lower of cost or net realizable value on a FIFO basis.

Allowance for Doubtful Accounts

    Management's estimate of the Allowance for Doubtful Accounts is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Doubtful Accounts as of September 30, 2022 could impact net income by approximately $8,000 for our 2023 fiscal year.

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

    The following table shows cash flows for the years ended September 30, 2022 and 2021:

	2022	2021
Net cash provided by operating activities	$24,059,078	$19,721,836
Net cash (used in) investing activities	(20,328,018)	(23,053,910)
Net cash provided by (used in) financing activities	2,205,711	(2,565,171)
Net increase (decrease) in cash	$5,936,771	$(5,897,245)
Cash and equivalents, end of period	$11,152,015	$5,215,244

Cash Flow from Operations

Our operations provided more cash during our 2022 fiscal year compared to our 2021 fiscal year due primarily to a larger net income we generated during the 2022 period compared. We had a significant change in accounts payable and accrued expenses which used more cash during our 2022 fiscal year.

Cash Flow from Investing Activities

We used less cash for capital expenditures during our 2022 fiscal year compared to our 2021 fiscal year. During our 2022 fiscal year, we completed our carbon sequestration project which we started during our 2021 fiscal year.

Cash Flow from Financing Activities

Our financing activities provided cash during our 2022 fiscal year due primarily to loan proceeds we received partially offset by a larger dividend we paid during our 2022 fiscal year.

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

    The following table shows cash flows for the years ended September 30, 2021 and 2020:

	2021	2020
Net cash provided by operating activities	$19,721,836	$3,292,949
Net cash (used in) investing activities	(23,053,910)	(8,871,441)
Net cash (used in) financing activities	(2,565,171)	6,168,912
Net increase (decrease) in cash	$(5,897,245)	$590,420
Cash and equivalents, end of period	$5,215,244	$11,112,489

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

Capital Expenditures

    We had approximately $1.2 million in construction in progress as of September 30, 2022 related to construction to repair the roof on one corn silo and DCS computer system upgrades needed for the CCS equipment. During our fiscal year ended September 30, 2022, we placed in service approximately $48.3 million in capital projects, primarily related to our carbon capture and sequestration project.

Capital Resources

    On January 22, 2020, we entered into a series of loans with Cornerstone Bank ("Cornerstone"), described below. On February 1, 2021 we renewed our $10 million Revolving Loan with Cornerstone Bank. In addition, on February 1, 2021 we entered into a $28 million construction loan with Cornerstone Bank for the carbon capture and storage project described below.

Revolving Loan

On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date was March 31, 2022. On April 8, 2022, the Revolving Loan maturity date was extended to April 7, 2023. The Revolving Loan is secured by a lien on substantially all of our assets. At September 30, 2022, we had $10 million available on the Revolving Loan. The variable interest rate on September 30, 2022 was 4.75%.

Construction Loan

    On January 22, 2020, we entered into a new $7 million construction loan (the "First Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the First Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The original maturity date of the First Construction Loan was June 1, 2021. On June 3, 2021 the maturity date was extended to February 1, 2022. On April 8, 2022, the First Construction Loan was extended to October 8, 2022. At September 30, 2022, we had $7 million available under the First Construction Loan. The variable interest rate on September 30, 2022 was 4.30%.

On February 1, 2021, we entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone to finance our carbon capture and storage project. Interest accrues on any outstanding balance on the CCS Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The CCS Construction Loan has a minimum interest rate of 3.0%. The maturity date of the CCS Construction Loan was January 31, 2022. On February 17, 2022, the CCS Construction Loan was extended to March 15, 2022. On April 8, 2022, the CCS Construction Loan was again extended to October 8, 2022. The CCS Construction Loan is secured by a lien on substantially all of our assets. At September 30, 2022, we had drawn $10 million on the loan and had $18 million available under the CCS Construction Loan. The variable interest rate on September 30, 2022 was 4.30%.

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and CCS Construction Loan. Interest accrues on any outstanding balance on the Loan at a fixed rate of 4.65%. The maturity date of the Loan is January 31, 2032. The Loan is secured by a lien on substantially all of our assets.

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

Ethanol Recovery Program

On July 13, 2020, we entered into a loan with the Bank of North Dakota Ethanol Recovery Program and Cornerstone for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of September 30, 2022 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We make monthly payments of approximately $74,000 per month with the balance outstanding on September 30, 2022 of approximately $1.16 million.

Contractual Obligations and Commercial Commitments

    We have the following contractual obligations as of September 30, 2022:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years
Long-term debt obligations *	$19,160,917	$18,747,058	$413,859	$—
Corn purchases *	14,195,255	14,195,255	—	—
Water purchases	1,484,000	424,000	1,060,000	—
Operating lease obligations	405,631	271,968	130,546	3,117
Finance leases	9,867	4,576	5,291	—
Total	$35,255,670	$33,642,857	$1,609,696	$3,117

* - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2022 for basis contracts that had not yet been fixed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we have immaterial exposure to interest rate risk as we had $10 million outstanding on variable interest debt indexed to prime interest rates. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles ("GAAP").

Commodity Price Risk

    We expect to be exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn in the ethanol production process and the sale of ethanol.

    We enter into fixed price contracts for corn purchases on a regular basis.  It is our intent that, as we enter into these contracts, we will use various hedging instruments (puts, calls, and futures) to maintain a near even market position.  For example, if we have 1 million bushels of corn under fixed price contracts we would generally expect to enter into a short hedge position to offset our price risk relative to those bushels we have under fixed price contracts. Because our ethanol marketing company (RPMG) is selling substantially all of the gallons it markets on a spot basis we also include the corn bushel equivalent of the ethanol we have produced that is inventory but not yet priced as bushels that need to be hedged.

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

    As of September 30, 2022, we had approximately 2.2 million bushels of corn under fixed price contracts.

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

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas, and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of September 30, 2022, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2022. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(14,697,000)
Corn	20,600,000	Bushels	10%	$(14,008,000)
Natural gas	1,664,000	MMBtu	10%	$(1,464,000)

    For comparison purposes, below is our analysis for our fiscal year ended September 30, 2021.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(13,419,000)
Corn	17,135,000	Bushels	10%	$(11,138,000)
Natural gas	1,664,000	MMBtu	10%	$(649,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Red Trail Energy, LLC (the Company) as of September 30, 2022 and 2021, and the related statements of operations, changes in members’ equity, and cash flows, for the years ended September 30, 2022, 2021, and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended September 30, 2022, 2021, and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation

As discussed in Note 1 of the financial statements, the Company’s balance of inventory was $12,544,033 as of September 30, 2022. The valuation of inventories, including corn raw materials, work in process, and ethanol finished goods, requires management to make significant assumptions and complex judgments about the inventory cost and net realizable value. These assumptions include the assessment of net realizable value by inventory category, considering market inputs and demand for their products.

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

The primary procedures we performed to address this critical audit matter included:

a.Gaining an understanding of management’s processes, controls and methodology to develop the estimates.
b.Evaluating the reasonableness of the significant assumptions used by management including those related to market inputs, industry standards, and conversion factors.
c.Testing the completeness, accuracy and relevance of the underlying data used in management’s estimate, which included comparing the price used for corn valuation to readily available market information, verifying inputs for ethanol tank capacity, and evaluating other costs necessary to produce ethanol.

/s/ Eide Bailly LLP (PCAOB ID: 286)

We have served as the Company’s auditor since 2012.

Denver, Colorado
December 29, 2022

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2022	September 30, 2021

Current Assets
Cash and equivalents	$6,366,990	$508,521
Restricted cash	4,785,025	4,706,723
Accounts receivable, net, primarily related party	4,879,011	1,468,521
Commodities derivative instruments, at fair value	—	—
Inventory	12,544,033	11,546,842
Prepaid expenses	512,770	466,036
Total current assets	29,087,829	18,696,643

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	17,662,538	4,465,311
Buildings	14,930,003	9,581,778
Plant and equipment and railroad	121,465,514	91,666,322
Construction in progress	1,191,290	29,154,711
	156,583,026	136,201,803
Less accumulated depreciation	77,104,977	72,777,271
Net property, plant and equipment	79,478,049	63,424,532

Other Assets
Right of use operating lease assets, net	405,631	762,847
Investment in RPMG	605,000	605,000
Patronage equity	5,399,515	4,924,123
Deposits	40,000	40,000
Total other assets	6,450,146	6,331,970

Total Assets	$115,016,024	$88,453,145

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2022	September 30, 2021

Current Liabilities
Disbursements in excess of bank balances	$—	$1,343,608
Accounts payable	6,885,442	10,099,876
Accrued expenses	1,531,123	1,435,117
Commodities derivative instruments, at fair value	1,162,273	—
Accrued loss on firm purchase commitments (see note 5)	9,000	184,000
Customer deposits	10,636	11,008
Current maturities of notes payable	18,751,634	723,775
Current portion of operating lease liabilities	271,968	372,986
Total current liabilities	28,622,076	14,170,370

Long-Term Liabilities
Notes payable, less current maturities	419,150	3,898,239
Long-term operating lease liabilities	133,663	389,861
Total long-term liabilities	552,813	4,288,100
Commitments and Contingencies (Notes 5, 6, 8, 10 and 14)

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding on September 30, 2022 and 2021, respectively)	85,841,135	69,994,675

Total Liabilities and Members’ Equity	$115,016,024	$88,453,145

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020

Revenues, primarily related party	$217,135,121	$119,084,611	$94,175,793

Cost of Goods Sold
Cost of goods sold	189,606,091	103,667,724	89,676,395
Lower of cost or net realizable value adjustment	337,080	263,777	241,294
Loss on firm purchase commitments	885,000	184,000	217,000
Total Cost of Goods Sold	190,828,171	104,115,501	90,134,689

Gross Profit	26,306,950	14,969,110	4,041,104

General and Administrative Expenses	3,801,583	3,239,245	4,329,824

Operating Income (Loss)	22,505,367	11,729,865	(288,720)

Other Income (Expense)
Interest income	31,524	55,691	117,143
Other income	6,983,063	890,818	187,626
Interest expense	(23,274)	(50,695)	(9,461)
Total other income (expense), net	6,991,313	895,814	295,308

Net Income	$29,496,680	$12,625,679	$6,588

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$0.73	$0.31	$—

Diluted	$0.73	$0.31	$—

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Years Ended September 30, 2022, 2021 and 2020

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Retained Earnings	Units	Amount	Total Member Equity

Balances - September 30, 2019	40,148,160	$39,044,595	$75,541	$21,613,668	140,000	$(159,540)	$60,574,264
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	—	—	—	—
Net Income	—	—	—	6,588	—	—	6,588

Balances - September 30, 2020	40,148,160	$39,044,595	$75,541	$21,620,256	140,000	$(159,540)	$60,580,852
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(3,211,856)	—	—	(3,211,856)
Net Income	—	—	—	12,625,679	—	—	12,625,679

Balances - September 30, 2021	40,148,160	$39,044,595	$75,541	$31,034,079	140,000	$(159,540)	$69,994,675
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(13,650,220)	—	—	(13,650,220)
Net Income	—	—	—	29,496,680	—	—	29,496,680

Balances - September 30, 2022	40,148,160	$39,044,595	$75,541	$46,880,539	140,000	$(159,540)	$85,841,135

(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020

Cash Flows from Operating Activities
Net income	$29,496,680	$12,625,679	$6,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,327,706	4,921,531	4,799,667
(Gain) loss on disposal of fixed assets	—	—	(26,213)
Change in fair value of derivative instruments	1,162,273	42,005	(50,880)
Accrued purchase commitment losses (gains)	(175,000)	54,000	62,000
Lower of cost or net realizable value adjustment	337,080	263,777	241,294
Loss on firm purchase commitments	885,000	184,000	217,000
Noncash patronage equity	(475,392)	(383,160)	(421,812)
Loan forgiveness	(2,650,773)	(873,400)	—
Change in operating assets and liabilities:
Accounts receivable, net, primarily related party	(3,410,490)	494,716	1,947,148
Inventory	(2,219,271)	(1,856,747)	(3,633,340)
Prepaid expenses	(46,734)	(94,753)	(261,783)
Customer deposits	(372)	11,008	—
Accounts payable and accrued expenses	(3,171,629)	4,333,180	413,280
Net cash provided by operating activities	24,059,078	19,721,836	3,292,949

Cash Flows from Investing Activities
Proceeds from disposal of fixed assets	—	—	75,827
Capital expenditures	(20,328,018)	(23,053,910)	(8,947,268)
Net cash (used in) investing activities	(20,328,018)	(23,053,910)	(8,871,441)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	(1,343,608)	1,343,608	—
Dividends paid	(13,650,220)	(3,211,856)	—
Proceeds from notes payable	18,000,000	—	6,285,638
Debt and finance lease repayments	(800,461)	(696,923)	(116,726)
Net cash provided by (used in) financing activities	2,205,711	(2,565,171)	6,168,912

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	5,936,771	(5,897,245)	590,420
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	5,215,244	11,112,489	10,522,069
Cash, Cash Equivalents and Restricted Cash - End of Period	$11,152,015	$5,215,244	$11,112,489

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$6,366,990	$508,521	$9,304,638
Restricted Cash	4,785,025	4,706,723	1,807,851
Total Cash, Cash Equivalents and Restricted Cash	$11,152,015	$5,215,244	$11,112,489

Supplemental Disclosure of Cash Flow Information
Interest paid	$79,149	$50,695	$9,461
Noncash Investing and Financing Activities
Finance lease asset acquired	$—	$—	$23,173
Operating lease asset acquired	$—	$81,729	$168,300
Capital expenditures in accounts payable	$53,201	$964,494	$894,307
Capitalized Interest	$411,875	$—	$—
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

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

All receivables are stated at amounts due from customers net of any allowance for doubtful accounts. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has an allowance for doubtful accounts of $78,503 and $386,850 at September 30, 2022 and 2021, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

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

Additionally the Company is required to evaluate its contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted as “normal purchases or normal sales.” Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Certain corn, ethanol, and distillers grain contracts that meet the requirement of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements, and therefore, are not marked to market in our financial statements.

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

Long-lived Assets

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized. For the year

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

ended September 30, 2022 the Company capitalized $38.5 million in assets related to the CCS Project and $9.8 million in assets related to the Industrial Alcohol Project. The present values of finance lease obligations are classified as a liability and the related assets are included in property, plant and equipment. Amortization of equipment under finance leases is included in depreciation expense.

Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years
Land improvements	15	30
Buildings	10	40
Plant and equipment	7	20
Railroad	10	30

Depreciation expense included in cost of goods sold is $4,027,744 for the year ended September 30, 2022, $4,832,462 for the year ended September 30, 2021 and $4,722,077 for the year ended September 30, 2020. Depreciation expense included in general and administrative expenses is $299,962 for the year ended September 30, 2022, $89,069 for the year ended September 30, 2021, and $77,590 for the year ended September 30, 2020.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2022 and 2021 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

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

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective October 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach, which had no impact on adoption.

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2022.

2. CONCENTRATIONS

Coal and Natural Gas

In previous years coal was an important input to our manufacturing process. During the second quarter of our 2015 fiscal year we converted the energy source for our ethanol plant to natural gas. As a result, we do not anticipate using coal to fire the ethanol plant in the future and changes in the price or availability of coal will not impact our operations. However, we maintain the equipment necessary to operate the ethanol plant using coal as the fuel source which management believes could benefit us

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

in the future, especially if natural gas prices increase or natural gas is not available at the ethanol plant. The Company signed a sales agreement with Rainbow Gas Company to supply natural gas to the plant through October 2023. The Company's intentions are to run the plant on natural gas and renew the supply agreement with its current natural gas supplier.

Sales

We are substantially dependent upon RPMG for the purchase, marketing, and distribution of our ethanol, DDGS, and corn oil. RPMG purchases 100% of the ethanol, DDGS, and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS, and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS, and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS, and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 53% and 85% of the Company's outstanding trade receivables balance at September 30, 2022 and 2021, respectively. Approximately 90%, 93%, and 93% of revenues are comprised of sales to RPMG for the years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively.

3. REVENUE

Revenue Recognition

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the contract are met, which is when the customer obtains control of such products and typically occurs upon shipment (depending on the terms of the underlying contracts.) Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver specified volumes of co-products over a contractual period of less than 12 months. In such instances, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue when control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

Revenue by Source

The following table disaggregates revenue by major source for the twelve months ended September 30, 2022, 2021, and 2020.

Revenues	For the twelve months ended September 30, 2022 (audited)	For the twelve months ended September 30, 2021 (audited)	For the twelve months ended September 30, 2020 (audited)
Ethanol, E85 and Industrial Ethanol	$167,657,194	$91,624,027	$71,785,439
Distillers Grains	35,713,434	21,221,826	18,209,005
Syrup	1,477,622	1,009,857	353,583
Corn Oil	12,114,628	5,070,067	3,631,755
Other	172,243	158,834	196,011
Total revenue from contracts with customers	$217,135,121	$119,084,611	$94,175,793

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue and classify such costs as a component of cost of goods sold.

Customer Deposits

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The beginning and ending balances for accounts receivable and customer deposits were as follows for the twelve months ended September 30, 2022, 2021, and 2020.

	For the twelve months ended September 30, 2022 (audited)	For the twelve months ended September 30, 2021 (audited)	For the twelve months ended September 30, 2020 (audited)
Accounts receivable	$4,879,011	$1,468,521	$1,963,236
Customer deposits	$10,636	$11,008	$—

4. DERIVATIVE INSTRUMENTS

Commodity Contracts

As part of its hedging strategy, the Company may enter into ethanol, soybean, soybean oil, natural gas, and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales, corn oil sales, and corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol derivative and soybean oil derivative fair market value gains or losses are included in the results of operations and are classified as revenue and corn derivative and natural gas derivative changes in fair market value are included in cost of goods sold.

As of:	September 30, 2022				September 30, 2021
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	1,080	5,400,000	bushels	$(1,144,000)	—	—	bushels	$—
Soybean oil options	48	28,800	gal	(18,273)	—	—	gal	—
Total fair value				$(1,162,273)				$—
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2022 and September 30, 2021:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2022	Asset	Liability
Commodity derivative instruments, at fair value	$—	$1,162,273
Total derivatives not designated as hedging instruments for accounting purposes	$—	$1,162,273

Balance Sheet - as of September 30, 2021	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2022	Amount of gain (loss) recognized in income during the year ended September 30, 2021	Amount of gain (loss) recognized in income during the year ended September 30, 2020
Corn derivative instruments	Cost of Goods Sold	$1,615,619	$1,367,491	$(455,197)
Ethanol derivative instruments	Revenue	454,365	1,487,966	382,757
Natural gas derivative instruments	Cost of Goods Sold	(107,450)	1,410	(31,860)
Total		$1,962,534	$2,856,867	$(104,300)

5. INVENTORY
Inventory is valued at lower of cost or net realizable value. Inventory values as of September 30, 2022 and September 30, 2021 were as follows:

As of	September 30, 2022	September 30, 2021
Raw materials, including corn, chemicals and supplies	$6,887,201	$3,978,299
Work in process	1,340,059	1,321,862
Finished goods, including ethanol and distillers grains	2,702,129	4,622,007
Spare parts	1,614,644	1,624,674
Total inventory	$12,544,033	$11,546,842

Lower of cost or net realizable value adjustments for the years ended September 30, 2022, and 2021 and 2019 were as follows:

	For the year ended September 30, 2022	For the year ended September 30, 2021	For the year ended September 30, 2020
Loss on firm purchase commitments	$885,000	$184,000	$217,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	337,080	263,777	241,294
Total loss on lower of cost or market adjustments	$1,222,080	$447,777	$458,294

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2022 and 2021, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $885,000 and $184,000 for the fiscal years ended September 30, 2022 and 2021, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $337,080 and $263,777 for the fiscal years ended September 30, 2022 and 2021, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or net realizable value adjustment” on the statements of operations.

6. BANK FINANCING

Revolving Loan

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

On February 3, 2022, the Company renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). The maturity date of the Revolving Loan was extended to March 31, 2022. On April 8, 2022 the Revolving Loan was renewed and the new maturity date is April 7, 2023. At September 30, 2022, the Company had $10 million available on the Revolving Loan. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The variable interest rate on September 30, 2022 was 4.75%.

Construction Loans

On January 22, 2020, the Company entered into a $7 million construction loan (the "First Construction Loan") with Cornerstone. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021 we extended the maturity date to February 1, 2022. On April 8, 2022 the Construction Loan was renewed with a new maturity date of October 8, 2022. At September 30, 2022, the Company had $7 million available on the Construction Loan. Interest accrues on any outstanding balance on the First Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The variable interest rate on September 30, 2022 was 4.30%.

On February 1, 2021, the Company entered into a $28 million construction loan (the "CCS Construction Loan") with Cornerstone for the carbon capture and storage project. The maturity date of the CCS Construction Loan was January 31, 2022. On February 17, 2022 the maturity date was extended to March 15, 2022. On April 8, 2022 we renewed the CCS Construction Loan with a new maturity date of October 8, 2022. At September 30, 2022, the Company had $10 million available on the CCS Construction Loan. Interest accrues on any outstanding balance on the CCS Construction Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The variable interest rate on September 30, 2022 was 4.30%.

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and CCS Construction Loan. The maturity date of the Loan is January 31, 2032. The fixed interest rate is 4.65%.

Paycheck Protection

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone. The maturity date of the PPP Loan is April 16, 2022. The fixed interest rate on September 30, 2022 was 1%. Under the terms of the loan, the Company applied for forgiveness of the entire amount of the PPP Loan on October 31, 2020, in accordance with PPP regulations, which provided for the possibility of loan forgiveness because the Company used all the proceeds of the PPP Loan for qualifying expenses in accordance with PPP requirements. The entire amount of the PPP Loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.

Ethanol Recovery Program

On July 13, 2020 the Company received a loan through the Bank of North Dakota Ethanol Recovery Program and Cornerstone Bank for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 31, 2021 we received forgiveness of $2.65 million of the loan. The maturity date of the loan is July 13, 2025. At September 30, 2022 the outstanding balance was approximately $1.16 million. The fixed interest rate on September 30, 2022 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Schedule of debt maturities for the twelve months ended September 30	Totals
2023	$18,747,058
2024	413,859
2025	—
2026	—
2027	—
Total	$19,160,917

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and September 30, 2021, respectively.

Fair Value Measurement Using
	Carrying Amount as of September 30, 2022	Fair Value as of September 30, 2022	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$1,162,273	$1,162,273	$1,162,273	$—	$—

Fair Value Measurement Using
	Carrying Amount as of September 30, 2021	Fair Value as of September 30, 2021	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$—	$—	$—	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

8. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the twelve months ended September 30, 2022, the Company's estimated discount rate was 4.75%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's leases have remaining lease terms of approximately 1 year to 4 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At September 30, 2022, the weighted average remaining lease term is 2 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms, or material restrictive covenants. The Company does not have any sublease agreements.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $948,000 for the year ended September 30, 2022, $750,000 for the year ended September 30, 2021,and $701,000 for the year ended September 30, 2020.

Equipment under financing leases consists of office equipment and plant equipment. Equipment under financing leases is as follows at:

As of	September 30, 2022	September 30, 2021
Equipment	$493,414	$493,414
Less accumulated amortization	(219,833)	(196,389)
Net equipment under finance lease	$273,581	$297,025

At September 30, 2022, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the years ending September 30:

	Operating Leases	Financing Leases
2023	$271,968	$4,576
2024	58,021	4,611
2025	35,719	680
2026	36,806	—
2027	3,117	—
Total minimum lease commitments	$405,631	$9,867
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$9,867

9. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses, and distributions. As of September 30, 2022, 2021, and 2020 there were 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 treasury units as of September 30, 2022, 2021, and 2020, respectively.

Total units authorized are 40,288,160 as of September 30, 2022, 2021, and 2020.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments

Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2022, the Company had various fixed price contracts for the purchase of approximately 2.2 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $14.2 million related to the 2.2 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with to the $10 million cap and the 10 year termination of this obligation. The Company paid Bismarck Land Company, LLC $679,428 during our 2022 fiscal year and has paid a total of $1,247,581 as of September 30, 2022.

Carbon Capture and Storage Project

On May 6, 2021, the Company entered into an agreement with Direct Automation for the DCS Computer System for the carbon capture and storage project. The price of the system including all equipment and installation is $800,992. The Company has paid $779,895 as of September 30, 2021 which is recorded as construction in progress.

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $155,000, $130,000, and $134,000 to the 401k plan for the years ended September 30, 2022 and 2021, and 2020, respectively.

12. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains, and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and our third party marketer, RPMG, Inc. (“RPMG”) whom we have an ownership interest in. Significant related party activity affecting the financial statements is as follows:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

		September 30, 2022	September 30, 2021
Balance Sheet
Accounts receivable		$4,086,689	$1,309,673
Accounts Payable		60,412	788,050
Accrued Expenses		7,645	832,904

	For the year ended September 30, 2022	For the year ended September 30, 2021	For the year ended September 30, 2020
Statement of Operations
Revenues	$202,902,678	$107,501,604	$83,637,691
Cost of goods sold	3,249,001	1,851,143	2,013,630
General and administrative	—	169,910	166,991
Other income /expense	—	—	119,825

Inventory Purchases	$40,383,126	$14,080,623	$21,095,195

13. SUBSEQUENT EVENTS

On October 28, 2022 the Company entered into a $25 million loan with Cornerstone to replace the First Construction and CCS Construction Loans. The maturity date of the Loan is January 31, 2032. The fixed interest rate is 4.65%. See Note 6.

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015, and 2016 which are lower than the statutory requirements in the RFS. In addition, on May 31, 2016, the EPA issued a proposed renewable volume obligation for 2017 of 14.8 billion gallons of conventional biofuels, still lower than the statutory requirement in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019 and 2020 RFS final rules. On December 7, 2021, the EPA released a proposed rule regarding renewable volume obligations which was lower than the statutory amount for 2021 and proposes to reopen and reduce the renewable volume obligation for 2020.

The Company anticipates that the results of operations during fiscal 2022 will be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn due to increased demand for grain from global and national markets, the minimal carryover from the 2021 crop year drought, and the

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2022, 2021 and 2020

2022 drought that ranged from Western Nebraska through South Dakota and into Western North Dakota, speculation in the commodity markets, and demand for corn from the ethanol industry.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Year Ended September 30, 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$60,827,197	$51,677,779	$55,720,460	$48,909,685
Gross profit (loss)	17,809,414	5,079,156	6,437,590	(3,019,210)
Operating income (loss)	16,712,235	4,419,297	5,638,600	(4,264,765)
Net income (loss)	19,371,546	4,439,004	9,921,072	(4,234,942)
Net income (loss) per unit-basic and diluted	0.48	0.11	0.25	(0.11)

Year Ended September 30, 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,557,555	$34,264,089	$42,741,846	$14,521,121
Gross profit (loss)	3,653,352	6,125,603	10,370,203	(5,180,048)
Operating income (loss)	2,243,816	5,215,440	9,516,024	(5,245,415)
Net income (loss)	2,265,694	6,093,896	9,505,434	(5,239,345)
Net income (loss) per unit-basic and diluted	0.06	0.15	0.24	(0.13)

Year Ended September 30, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,340,913	$23,638,144	$22,670,742	$21,525,994
Gross profit (loss)	(498,570)	(2,369,704)	3,449,833	3,459,545
Operating income (loss)	(1,298,075)	(3,394,168)	2,177,135	2,226,388
Net income (loss)	(1,251,913)	(3,235,994)	2,204,564	2,289,931
Net income (loss) per unit-basic and diluted	(0.03)	(0.08)	0.05	0.06

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Gerald Bachmeier, and Chief Financial Officer ("CFO"), Jodi Johnson, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2022.  Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

    Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 based upon Internal Control-Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference in the definitive proxy statement from our 2023 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2022 fiscal year end. This proxy statement is referred to in this report as the "2023 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2023 Proxy Statement.

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

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization, as filed with the North Dakota Secretary of State on July 16, 2003.		Filed as Exhibit 3.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
3.2	Amended and Restated Operating Agreement of Red Trail Energy, LLC.		Filed as exhibit 3.1 to our Current Report on Form 8-K on August 6, 2008. (000-52033) and incorporated by reference herein.
4.1	Membership Unit Certificate Specimen.		Filed as Exhibit 4.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
4.2	Member Control Agreement of Red Trail Energy, LLC.		Filed as Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.
4.3	Description of Class A Membership Units of Red Trail Energy, LLC		Filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (000-52033) and incorporated by reference herein.
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
Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.38	Third Amended and Restated Revolving Credit Note between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015	Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.39	Fifth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015	Filed as Exhibit 10.5 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.40	CEO Employment Agreement	Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2017 and incorporated by reference herein.

10.41	Promissory Note - 10 Million between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.42	Promissory Note - 7 Million between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.2 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.43	Commercial Security Agreement between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.44	Business Loan Agreement between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.45	Promissory Note - $28 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021		Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-52033) and incorporated by reference herein.
10.46	Promissory Note - $10 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021		Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-52033) and incorporated by reference herein
31.1	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Schema Document	X
101.CAL	Inline XBRL Calculation Document	X
101.LAB	Inline XBRL Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

(+) Confidential Treatment Requested.
(X) Filed herewith.
(**) Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	December 29, 2022	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 29, 2022	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 29, 2022	/s/ Gerald Bachmeier
Gerald Bachmeier, Chief Executive Officer and President
(Principal Executive Officer)

Date:	December 29, 2022	/s/ Jodi Johnson
Jodi Johnson, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 29, 2022	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 29, 2022	/s/ Syd Lawler
Syd Lawler, Governor

Date:	December 29, 2022	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 29, 2022	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 29, 2022	/s/ Mike Appert
Mike Appert, Governor

Date:	December 29, 2022	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 29, 2022	/s/ William A. Price
William A. Price, Governor