Form 10-Q
period 2022-12-31
RED TRAIL ENERGY, LLC
filed 2023-02-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	December 31, 2022

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 14, 2023, there were 40,148,160 Class A Membership Units issued and outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2022	September 30, 2022
	(Unaudited)
Current Assets
Cash and equivalents	$19,851,325	$6,366,990
Restricted cash - margin account	4,030,506	4,785,025
Accounts receivable, net, primarily related party	5,409,870	4,879,011
Commodities derivative instruments, at fair value (see note 3)	150,737	—
Inventory	15,544,211	12,544,033
Prepaid expenses	1,096,412	512,770
Total current assets	46,083,061	29,087,829

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	17,662,538	17,662,538
Buildings	15,320,492	14,930,003
Plant and equipment	121,396,856	121,465,514
Construction in progress	1,662,059	1,191,290
	157,375,626	156,583,026
Less accumulated depreciation	78,487,639	77,104,977
Net property, plant and equipment	78,887,987	79,478,049

Other Assets
Right of use operating lease assets, net	301,133	405,631
Investment in RPMG	940,642	605,000
Patronage equity	5,399,515	5,399,515
Deposits	40,000	40,000
Total other assets	6,681,290	6,450,146

Total Assets	$131,652,338	$115,016,024

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2022	September 30, 2022
	(Unaudited)
Current Liabilities
Accounts payable	14,898,730	6,885,442
Accrued expenses	1,679,356	1,531,123
Commodities derivative instruments, at fair value (see note 3)	353,500	1,162,273
Accrued loss on firm purchase commitments (see notes 4 and 8)	473,000	9,000
Customer deposits	280,790	10,636
Current maturities of notes payable	3,544,381	18,751,634
Current portion of operating lease liabilities	192,579	271,968
Total current liabilities	21,422,336	28,622,076

Long-Term Liabilities
Notes payable	22,415,098	419,150
Long-term operating lease liabilities	108,554	133,663
Total long-term liabilities	22,523,652	552,813
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	87,706,350	85,841,135

Total Liabilities and Members’ Equity	$131,652,338	$115,016,024

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$44,498,440	$60,827,197

Cost of Goods Sold
Cost of goods sold	40,645,203	42,817,783
Loss on firm purchase commitments	464,000	200,000
Total Cost of Goods Sold	41,109,203	43,017,783

Gross Profit	3,389,237	17,809,414

General and Administrative Expenses	1,240,310	1,097,179

Operating Income	2,148,927	16,712,235

Other Income (Expense)
Interest income	13,073	16,620
Other income (expense), net	(17,511)	2,654,228
Interest expense	(279,274)	(11,537)
Total other income, net	(283,712)	2,659,311

Net Income	$1,865,215	$19,371,546

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160

Diluted	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.05	$0.48

Diluted	$0.05	$0.48

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities
Net income	$1,865,215	$19,371,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,577,279	1,369,521
Loss (gain) on disposal of fixed assets	19,759	—
Change in fair value of derivative instruments	(959,510)	38,919
Loss on firm purchase commitments	464,000	200,000
Loan forgiveness	—	(2,650,773)
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	(530,859)	(3,071,646)
Inventory	(3,464,178)	(8,909,234)
Prepaid expenses	(583,641)	(475,526)
Customer deposits	270,154	84,718
Accounts payable	8,013,288	1,758,516
Accrued expenses	148,233	(172,572)
Accrued loss on firm purchase commitments	464,000	200,000
Net cash provided by operating activities	7,283,740	7,743,469

Cash Flows from Investing Activities
Investment in RPMG	(335,642)	—
Proceeds from disposal of fixed assets	23,000	—
Capital expenditures	(1,029,977)	(6,731,717)
Net cash used in investing activities	(1,342,619)	(6,731,717)

Cash Flows from Financing Activities
Distribution Paid	—	(1,343,608)
Proceeds from notes payable	6,789,836	—
Debt repayments	(1,141)	(178,490)
Net cash provided by (used in) financing activities	6,788,695	(1,522,098)

Net Change in Cash, Cash Equivalents and Restricted Cash	12,729,816	(510,346)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,152,015	5,215,244
Cash, Cash Equivalents and Restricted Cash - End of Period	$23,881,831	$4,704,898

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$19,851,325	$1,753,655
Restricted cash	4,030,506	2,951,243
Total Cash, Cash Equivalents and Restricted Cash	$23,881,831	$4,704,898

Supplemental Disclosure of Cash Flow Information
Interest paid	$279,274	$11,537
Noncash Investing and Financing Activities
Operating lease asset acquired	$—	$173,914
Capital expenditures in accounts payable	$—	$315,410
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2022

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2022, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2023.

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

Revenue by Source

The following table disaggregates revenue by major source for the three months ended December 31, 2022 and 2021.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2022

Revenues	For the three months ended December 31, 2022 (unaudited)	For the three months ended December 31, 2021 (unaudited)
Ethanol, E85 and Industrial Alcohol	$31,751,619	$49,251,582
Distillers Grains	9,536,527	8,654,420
Syrup	150,122	349,641
Corn Oil	3,009,481	2,508,851
Other	50,691	62,703
Total revenue from contracts with customers	$44,498,440	$60,827,197

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue, and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The ending balances for accounts receivable and customer deposits were as follows for the three months ended December 31, 2022 and 2021.

	For the period ended December 31, 2022 (unaudited)	For the period ended December 31, 2021 (unaudited)
Accounts receivable	$5,409,870	$4,540,167
Customer deposits	280,790	95,726

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

As of:	December 31, 2022 (unaudited)				September 30, 2022
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	155	775,000	bushels	$150,737	—	—	bushels	$—
Corn options	540	2,700,000	bushels	$(353,500)	1,080	5,400,000	bushels	$(1,144,000)
Soybean oil options	—	—	gal	$—	48	28,800	gal	$(18,273)
Total fair value				$(202,763)				$(1,162,273)
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2022

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2022 and September 30, 2022:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2022 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$202,763
Total derivatives not designated as hedging instruments for accounting purposes	$—	$202,763

Balance Sheet - as of September 30, 2022	Asset	Liability
Commodity derivative instruments, at fair value	$—	$1,162,273
Total derivatives not designated as hedging instruments for accounting purposes	$—	$1,162,273

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended December 31, 2022 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2021 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$1,183,562	$350,518
Ethanol derivative instruments	Revenue	21,429	165,303
Natural gas derivative instruments	Cost of Goods Sold	—	(310,220)
Total		$1,204,991	$205,601

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of December 31, 2022 and September 30, 2022 were as follows:

	December 31, 2022 (unaudited)	September 30, 2022
Raw materials, including corn, chemicals and supplies	$5,799,390	$6,887,201
Work in process	1,671,255	1,340,059
Finished goods, including ethanol and distillers grains	6,478,612	2,702,129
Spare parts	1,594,954	1,614,644
Total inventory	$15,544,211	$12,544,033

Lower of cost or net realizable value adjustments for the three months ended December 31, 2022 and 2021 were as follows:

	For the three months ended December 31, 2022 (unaudited)	For the three months ended December 31, 2021 (unaudited)
Loss on firm purchase commitments	$464,000	$200,000
Total loss on lower of cost or net realizable value adjustments	$464,000	$200,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2022, the average

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2022

price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than the approximated market price. Based on this information, the Company has $464,000 estimated loss on firm purchase commitments for the three months ended December 31, 2022 compared to $200,000 estimated loss on firm purchase commitments for the three months ended December 31, 2021. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

Ethanol Recovery Program

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone Bank ("Cornerstone"). The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 3, 2021 we received forgiveness of $2.65 million of the loan. The forgiveness was recorded as other income. The outstanding balance as of December 31, 2022 was $0.95 million. The maturity date of the loan is July 13, 2025. The fixed interest rate on December 31, 2022 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.

Revolving Loan

On February 3, 2022 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone. On February 3, 2022 the maturity date was extended to March 31, 2022. On April 8, 2022 the Revolving Loan was renewed. The new maturity date is April 7, 2023. At December 31, 2022, we had $10 million available under the Revolving Loan. The variable interest rate on December 31, 2022 was 6.750%.

Construction Loans

On January 22, 2020, we entered into a $7 million construction loan (the "First Construction Loan") with Cornerstone. The original maturity date of the Construction Loan was June 1, 2021. On June 3, 2021 we extended the maturity date to February 1, 2022. On April 8, 2022 the Construction Loan was renewed and the maturity date was extended to October 8, 2022. On October 28, 2022, the First Construction Loan was consolidated and replaced with the Consolidated Loan (below).

On February 1, 2021 we entered into a $28 million construction loan (the "Second Construction Loan") with Cornerstone for the carbon capture and storage project. The maturity date of the Second Construction Loan was January 31, 2022. On February 17, 2022 the maturity date was extended to March 15, 2022. On April 8, 2022 we renewed the CCS Construction Loan and the maturity date was extended to October 8, 2022. On October 28, 2022, the Second Construction loan was consolidated and replaced with the Consolidated Loan (below).

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and Second Construction Loan (the "Consolidated Loan"). The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%

Each of the Company's loans are secured by a lien on substantially all of the assets of the Company.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2022

Schedule of debt maturities for the twelve months ending December 31	Totals
2023	$3,539,796
2024	2,228,214
2025	2,128,215
2026	2,229,313
2027	15,825,215
Total	$25,950,753

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and September 30, 2022, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2022 (unaudited)	Fair Value as of December 31, 2022 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$202,763	$202,763	$202,763	$—	$—
Total	$202,763	$202,763	$202,763	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2022	Fair Value as of September 30, 2022	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$1,162,273	$1,162,273	$1,162,273	$—	$—
Total	$1,162,273	$1,162,273	$1,162,273	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2022, the Company's estimated discount rate was 6.75%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to five years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At December 31, 2022 the weighted average remaining lease term was two years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $300,000 and $227,000 for the three months ended December 31, 2022 and 2021, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2022

Equipment under financing leases consists of office equipment and plant equipment. At December 31, 2022 and September 30, 2022, equipment under financing leases was as follows:

	December 31, 2022	September 30, 2022
Equipment	$493,414	$493,414
Less accumulated amortization	(225,694)	(219,833)
Net equipment under financing lease	$267,720	$273,581

At December 31, 2022, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending December 31:

	Operating Leases	Financing Leases
2023	$192,579	$4,585
2024	41,741	4,141
2025	35,988	—
2026	30,825	—
2027	—	—
Total minimum lease commitments	$301,133	8,726
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$8,726

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2022, the Company had various fixed price contracts for the purchase of approximately 5.4 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $37.3 million related to the 5.4 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company has paid Bismarck Land Company, LLC $1,047,581 as of December 31, 2022.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2022

Carbon Capture and Storage Project

On May 6, 2021, the Company entered into an agreement with Direct Automation for the DCS Computer System for the carbon capture and storage project. The price of the system including all equipment and installation is $800,992. The Company has paid $779,895 as of December 31, 2022 which is recorded as construction in progress.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	December 31, 2022 (unaudited)	September 30, 2022
Balance Sheet
Accounts receivable	$3,940,104	$4,086,689
Accounts payable	2,174,233	60,412
Accrued expenses	—	7,645

	For the three months ended December 31, 2022 (unaudited)	For the three months ended December 31, 2021 (unaudited)
Statement of Operations
Revenues	$40,400,856	$56,480,653
Cost of goods sold	1,011,858	1,008,328

Inventory Purchases	$4,656,486	$9,451,613

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

During volatile market conditions, the Company experiences certain risks and uncertainties, which could have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States. Corn for the production process is supplied to the Plant primarily from local agricultural producers and from purchases on the open market. The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol and distillers grains and by the cost at which it is able to purchase corn for operations. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol, which has generally been selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government programs, global political or economic issues, including but not limited to the war in Ukraine and sanctions associated therewith, or global damaging growing conditions, such as plant disease or adverse weather, including drought, increased fertilizer costs as well as global conflicts.

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS"), which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016, which were lower than the statutory requirements in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019, 2020, 2021, and 2022 RFS final

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2022

rules. The final RFS for 2022 was significantly larger than 2021, with a final volume requirement of 20.63 billion gallons and a supplemental standard of .25 billion gallons.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. Quarantines, labor shortages, and other disruptions to the Company’s operations, and those of its customers, adversely impacted the Company’s revenues, ability to provide its services and operating results. Any future quarantines, labor shortages, or other disruptions to the Company's operations, or those of its customers may adversely impact the Company's revenues, ability to provide its services and operating results. Like the COVID-19 pandemic, any significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which COVID-19 will impact the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new developments regarding continued distribution of the COVID-19 vaccines, new information which may emerge concerning the severity of the coronavirus, prevalence of new COVID-19 cases and actions taken to contain the coronavirus or its impact, among others.

The Company anticipates that the results of operations during the remainder of fiscal year 2023 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, and demand for corn from the ethanol industry.

11. MEMBER'S EQUITY

Changes in member's equity for the three months ended December 31, 2022 and 2021.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2021	$39,044,595	$75,541	$31,034,079	$(159,540)	$69,994,675
Net income	—	—	19,371,546	—	19,371,546
Balances December 31, 2021	$39,044,595	$75,541	$50,405,625	$(159,540)	$89,366,221

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2022	$39,044,595	$75,541	$46,880,539	$(159,540)	$85,841,135
Net income	—	—	1,865,215	—	1,865,215
Balances - December 31, 2022	$39,044,595	$75,541	$48,745,754	$(159,540)	$87,706,350

12. SUBSEQUENT EVENTS

On February 8, 2023 the board of directors declared a cash distribution of $0.15 per membership unit to the holders of units of record at the close of business on January 31, 2023, for a total distribution of $6,022,224.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2022, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

Results of Operations for the Three Months Ended December 31, 2022 and 2021

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31, 2022 (Unaudited)		Three Months Ended December 31, 2021 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$44,498,440	100.00	$60,827,197	100.00
Cost of Goods Sold	41,109,203	92.38	43,017,783	70.72
Gross Profit	3,389,237	7.62	17,809,414	29.28
General and Administrative Expenses	1,240,310	2.79	1,097,179	1.80
Operating Income	2,148,927	4.83	16,712,235	27.47
Other Income, net	(283,712)	(0.64)	2,659,311	4.37
Net Income	$1,865,215	4.19	$19,371,546	31.85

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2022 and 2021.

	Three Months Ended December 31, 2022 (unaudited)	Three Months Ended December 31, 2021 (unaudited)
Production:
Ethanol sold (gallons)	13,458,814	16,891,967
Dried distillers grains sold (tons)	21,999	21,657
Modified distillers grains sold (tons)	33,769	38,885
Corn oil sold (pounds)	4,474,520	4,518,620
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$2.36	$2.91
Dried distillers grains average price per ton	244.49	206.39
Modified distillers grains average price per ton	123.13	107.61
Corn oil average price per pound	0.67	0.56
Primary Inputs:
Corn ground (bushels)	5,349,898	5,832,604
Natural gas (MMBtu)	391,732	404,803
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.48	$6.03
Natural gas average price per MMBtu (net of hedging)	5.86	6.02
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.090	$0.095
Denaturant cost	0.047	0.049
Electricity cost	0.097	0.048
Direct labor cost	0.089	0.069

Revenue

    Our total revenue was lower in the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year primarily due to lower production by the ethanol plant along with lower average prices for our ethanol during the first quarter of our 2023 fiscal year. During the first quarter of our 2023 fiscal year, approximately 71.3% of our total revenue was derived from ethanol sales, approximately 21.4% was from distillers grains sales, approximately 0.3% was from syrup sales, and approximately 6.8% was from corn oil sales. During the first quarter of our 2022 fiscal year, approximately 80.9% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 14.3% was from distillers grains sales, approximately 0.7% was from syrup sales and approximately 4.1% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was lower during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year. Management attributes the decrease in the price we received for our ethanol during the first quarter of our 2023 fiscal year to lower gasoline prices during the 2023 period. Management anticipates that energy prices will remain higher than in recent years but less than we experienced during the first quarter of our 2022 fiscal year.
    We sold fewer gallons of ethanol during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to decreased production at the ethanol plant during the 2023 period. Management attributes this decreased production to our annual maintenance shutdown and additional plant downtime due to rail disruptions caused by adverse weather. Management anticipates ethanol production to increase to 2022 fiscal year levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. At December 31, 2022, we had no open ethanol futures contracts. At December 31, 2021, we had no open ethanol futures contracts. We realized a gain of approximately $21,000 on ethanol derivative instruments for the first quarter of our 2023 fiscal year which increased our revenue.

    Distillers Grains

    During the first quarter of our 2023 fiscal year, we sold fewer tons of distillers grains compared to the same period of our 2022 fiscal year due to lower overall production at the ethanol plant. In addition, we increased the amount of corn oil we produced per bushel of corn used which results in less distillers grains production. We sold a majority of our distiller grains during the 2023 period in the modified form due to local demand which favored this product. The average price we received for both our dried and modified distillers grains was higher during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to increased demand for distillers grains along with higher corn prices. Management believes prices for distillers grains have been strong due to higher corn prices and reduced worldwide corn supplies. Management anticipates distillers grains prices will remain higher than the 2022 fiscal year during the rest of our 2023 fiscal year. Management anticipates distillers grains production will remain at its current mix during 2023 fiscal year.

    Corn Oil

    The total pounds of corn oil we sold was slightly lower during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to deceased overall production at the plant during the 2023 period. However, the decrease in corn oil production was less than the overall decrease in production due to an increased focus on corn oil production due to current market trends benefiting corn oil prices. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2023 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity and provided the market price of corn oil remains at current levels. The average price we received for our corn oil during the first quarter of our 2023 fiscal year was higher compared to the average price we received during the first quarter of our 2022 fiscal year primarily due to increased corn oil demand and higher corn prices. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices.

Syrup

The total gallons of syrup we sold was lower during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to decreased overall production. Management anticipates that our syrup production will remain at the current levels for the remaining quarters of our 2023 fiscal year provided that market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our syrup during the first quarter of our 2023 fiscal year was lower compared to the average price we received during the first quarter of our 2022 fiscal year primarily due to a discounted pricing to ensure product moves in a timely manner.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the first quarter of our 2023 fiscal year as compared to the first quarter of our 2022 fiscal year due primarily to the net effect of decreased corn and natural gas usage partially offset by higher corn costs per bushel during the 2023 fiscal year.

Corn Costs

Our cost of goods sold related to corn was lower for the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to decreased corn consumption partially offset by increased average corn costs per bushel, without taking derivative instrument positions into account. For the first quarter of our 2023 fiscal year, we used approximately 8.3% fewer bushels of corn compared to the first quarter of our 2022 fiscal year due to decreased ethanol production and decreased corn to ethanol conversion efficiency. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 7.5% higher for the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to higher market corn prices during the first quarter of our 2023 fiscal year. In addition, during the first quarter of our 2023 fiscal year, we had a realized gain of approximately $1,184,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the first quarter of our 2022 fiscal year, we had a realized gain of approximately $351,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain higher during the rest of our 2023 fiscal year due to increased corn demand in the market and uncertainty about corn supply resulting in part from the conflict in Ukraine which is a major agricultural producing nation.

    Natural Gas Costs

    We used approximately 3.2% less MMBtu of natural gas during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to decreased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 2.7% lower during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to lower energy prices compared to our 2022 fiscal year. Management anticipates these natural gas prices will remain at current levels during the rest of our 2023 fiscal year and potentially into our 2024 fiscal year, especially if we experience increased natural gas exports to Europe due to uncertainty regarding the supply of natural gas from Russia during the winter of 2023/2024.

General and Administrative Expenses

    Our general and administrative expenses were higher for the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to additional bank fees related to the new loan and additional consulting fees.

Other Income/Expense

    We had less interest income during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to the forgiveness of finance charges during our 2023 fiscal year. Our other income was significantly lower during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to the $3 million Ethanol Recovery Loan forgiveness we received during our 2022 fiscal year. We had more interest expense during the first quarter of our 2023 fiscal year compared to the first quarter of our 2022 fiscal year due to increased borrowing on our loans.

Changes in Financial Condition for the Three Months Ended December 31, 2022

    Current Assets

We had more cash and cash equivalents at December 31, 2022 compared to September 30, 2022 primarily due to deferred corn payments we typically make early in January each year and reduced cash spent on capital expenditures. We had less restricted cash in our margin account at December 31, 2022 compared to September 30, 2022 due to changing values of our derivative instrument positions. Due to the timing of shipments the value of our accounts receivable was higher at December 31, 2022 compared to September 30, 2022. We had more inventory on hand at December 31, 2022 compared to September 30, 2022 due primarily to higher market prices for our finished goods inventory and timing of our quarter end at December 31, 2022 compared to September 30, 2022. Our prepaid expenses were higher at December 31, 2022 compared to September 30, 2022 due to an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment

The value of our property, plant and equipment was less at December 31, 2022 compared to September 30, 2022 due to regular depreciation of our assets during the first three months of our 2023 fiscal year partially offset by capital projects which were completed and higher construction in progress at December 31, 2022 compared to September 30, 2022.

Other Assets

Our right of use operating lease assets at December 31, 2022 was lower compared to September 30, 2022 due to amortization of our leases during our 2022 fiscal year. Our investment in RPMG increased due to a capital call.

    Current Liabilities

Our accounts payable was significantly higher at December 31, 2022 compared to September 30, 2022 due to having more deferred corn payables at December 31, 2022 compared to September 30, 2022. Our accrued expenses were higher at December 31, 2022 compared to September 30, 2022 due to higher accrued chemical payables. We had a larger loss on firm purchase commitments due to lower corn prices and the impact they have on our corn contracts at December 31, 2022 compared to September 30, 2022. We had a smaller current maturity associated with our notes payable due to renewals of our long-term debt as of December 31, 2022 compared to September 30, 2022. We had less current portion of operating leases liabilities at December 31, 2022 compared to September 30, 2022 due to amortization of our leases during our 2023 fiscal year.

    Long-Term Liabilities

We had significantly more notes payable at December 31, 2022 compared to September 30, 2022 due to consolidating the two construction loans which also extended the maturity dates of our debt, moving it to long-term debt and additional borrowing on our loans during the first fiscal quarter of 2023. We had less long-term liabilities for our operating leases at December 31, 2022 due to amortization of our long-term leases during our 2023 fiscal year.

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

    The following table shows cash flows for the three months ended December 31, 2022 and 2021:

	December 31, 2022 (unaudited)	December 31, 2021 (unaudited)
Net cash provided by operating activities	$7,283,740	$7,743,469
Net cash used in investing activities	(1,342,619)	(6,731,717)
Net cash provided by (used in) financing activities	6,788,695	(1,522,098)
Net increase (decrease) in cash	$12,729,816	$(510,346)
Cash, cash equivalents and restricted cash, end of period	$23,881,831	$4,704,898

Cash Flow from Operations

    Our operations provided slightly less cash during the three months ended December 31, 2022 compared to the same period of our 2022 fiscal year due primarily to decreased net income, partially offset by changes in inventory and accounts payable during the 2023 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the three months ended December 31, 2022 compared to the same period of our 2022 fiscal year. During the 2023 period, our primary capital expenditures were for renovations to retrofit the posidon tank for additional water storage and work to finalize our CCS project.

Cash Flow from Financing Activities

Our financing activities provided more cash during the three months ended December 31, 2022 compared to the same period of our 2022 fiscal year due to proceeds we received from our debt instruments during the 2023 fiscal year. We had debt repayments and a distribution which was paid during the first quarter of our 2022 fiscal year which used cash during that period.

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

Plans for Cash in the Short Term and in the Long Term

In the next 12 months, the Company plans to reinvest its cash into current business operations and to use the cash for the implementation of the new carbon capture and storage project. In the long term, the Company plans to reinvest its cash into current business operations and may provide further distributions to its members.

Capital Expenditures

    The Company had approximately $1.6 million in construction in progress as of December 31, 2022 primarily relating to our carbon capture and storage project and renovations to retrofit the posidon tank for additional water storage. The Company plans to finance this construction in progress using cash from current business operations.

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date was March 31, 2022. On April 8, 2022, the Revolving Loan maturity date was extended to April 7, 2023. The Revolving Loan is secured by a lien on substantially all of our assets. At December 31, 2022, we had $10 million available on the Revolving Loan. The variable interest rate on December 31, 2022 was 6.75%.

Construction Loans

    On January 22, 2020, we entered into a new $7 million construction loan (the "First Construction Loan") with Cornerstone to finance our carbon capture and storage project. The original maturity date of the First Construction Loan was June 1, 2021. On June 3, 2021 the maturity date was extended to February 1, 2022. On April 8, 2022, the First Construction Loan was extended to October 8, 2022. On October 28, 2022, the First Construction Loan was consolidated with the Second Construction Loan (below).

    On February 1, 2021, we entered into a $28 million construction loan (the "Second Construction Loan") with Cornerstone to finance our carbon capture and storage project. The maturity date of the Second Construction Loan was January 31, 2022. On February 17, 2022, the Second Construction Loan was extended to March 15, 2022. On April 8, 2022, the Second Construction Loan was again extended to October 8, 2022. On October 28, 2022, the Second Construction loan was consolidated and replaced (below).

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and Second Construction Loan (the "Consolidated Loan"). The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of December 31, 2022 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We typically make monthly payments of approximately $74,000 per month. On December 3, 2021 we received forgiveness of $2.65 million of the loan, and the balance outstanding on December 31, 2022 was approximately $951,000.

Significant Accounting Policies and Estimates

    We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There has been no significant change in our critical accounting estimates since the end of our 2022 fiscal year. Effective October 1, 2020 the Company adopted ASU2016-13 using the modified retrospective approach.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2022, we had approximately $0 million outstanding on our variable interest rate loans, however we could have funds outstanding under our revolving loan which has a variable interest rate in the future. If we were to experience a 10% increase in the variable portion of our loans, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2022, would be immaterial.

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

    As of December 31, 2022 we had corn futures and option contracts for approximately 3,475,000 bushels of corn. As of December 31, 2022 we had an unrealized loss of approximately $203,000 related to our corn futures and options contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At December 31, 2022, we had no fixed ethanol sales contracts and ethanol futures and option contracts. As of December 31, 2022 we had no unrealized gain or loss related to ethanol futures and option contracts.

    We estimate that our corn usage will be between 18 million and 20 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of December 31, 2022, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2022. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(14,697,000)
Corn	19,825,000	Bushels	10%	$(12,886,000)
Natural gas	1,334,000	MMBtu	10%	$(867,000)

For comparison purposes, our sensitivity analysis for our quarter ended December 31, 2021 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(15,954,000)
Corn	22,822,000	Bushels	10%	$(10,087,000)
Natural gas	1,664,000	MMBtu	10%	$(696,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Gerald Bachmeier, along with our Chief Financial Officer, (the principal financial officer), Jodi Johnson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this review and evaluation, these officers believe that our disclosure controls and procedures were effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

    There have been no material changes to the risk factors which were previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2022.

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

RED TRAIL ENERGY, LLC

Date:	February 14, 2023	/s/ Gerald Bachmeier
Gerald Bachmeier
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2023	/s/ Jodi Johnson
Jodi Johnson
Chief Financial Officer
(Principal Financial and Accounting Officer)