Form 10-Q
period 2023-06-30
RED TRAIL ENERGY, LLC
filed 2023-08-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 14, 2023, there were 40,148,160 Class A Membership Units issued and outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2023	September 30, 2022
	(Unaudited)
Current Assets
Cash and equivalents	$6,022,687	$6,366,990
Restricted cash - margin account	2,710,413	4,785,025
Accounts receivable, net, primarily related party	7,657,890	4,879,011
Inventory	15,030,571	12,544,033
Prepaid expenses	774,624	512,770
Total current assets	32,196,185	29,087,829

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	17,662,538	17,662,538
Buildings	15,320,492	14,930,003
Plant and equipment	121,464,181	121,465,514
Construction in progress	2,460,066	1,191,290
	158,240,958	156,583,026
Less accumulated depreciation	81,633,867	77,104,977
Net property, plant and equipment	76,607,091	79,478,049

Other Assets
Right of use operating lease assets, net	1,906,122	405,631
Investment in RPMG	940,642	605,000
Patronage equity	5,348,618	5,399,515
Deposits	40,000	40,000
Total other assets	8,235,382	6,450,146

Total Assets	$117,038,658	$115,016,024

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2023	September 30, 2022
	(Unaudited)
Current Liabilities
Accounts payable	7,936,111	6,885,442
Accrued expenses	2,799,582	1,531,123
Distribution payable	2,007,408	—
Commodities derivative instruments, at fair value (see note 3)	151,706	1,162,273
Accrued loss on firm purchase commitments (see notes 4 and 8)	428,000	9,000
Customer deposits	46,593	10,636
Current maturities of notes payable	2,560,714	18,751,634
Current portion of operating lease liabilities	342,538	271,968
Total current liabilities	16,272,652	28,622,076

Long-Term Liabilities
Notes payable	20,189,931	419,150
Long-term operating lease liabilities	1,563,583	133,663
Total long-term liabilities	21,753,514	552,813
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	79,012,492	85,841,135

Total Liabilities and Members’ Equity	$117,038,658	$115,016,024

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$49,690,760	$55,720,460	$148,820,593	$168,225,436

Cost of Goods Sold
Cost of goods sold	47,967,330	49,139,917	142,207,229	137,960,322
Lower of cost or net realizable value adjustment	—	53,953	74,000	53,953
Loss on firm purchase commitments	71,000	89,000	535,000	885,000
Total Cost of Goods Sold	48,038,330	49,282,870	142,816,229	138,899,275

Gross Profit	1,652,430	6,437,590	6,004,364	29,326,161

General and Administrative Expenses	1,310,476	798,990	4,098,939	2,556,029

Operating Income	341,954	5,638,600	1,905,425	26,770,132

Other Income (Expense)
Interest income	14,953	21,154	44,978	57,684
Other income (expense), net	43,625	4,265,190	70,471	6,923,733
Interest (expense)	(264,282)	(3,872)	(818,859)	(19,927)
Total other income (expense), net	(205,704)	4,282,472	(703,410)	6,961,490

Net Income	$136,250	$9,921,072	$1,202,015	$33,731,622

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income Per Unit
Basic	$—	$0.25	$0.03	$0.84

Diluted	$—	$0.25	$0.03	$0.84

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities
Net income	$1,202,015	$33,731,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,745,508	3,318,035
Loss on disposal of fixed assets	9,759	—
Change in fair value of derivative instruments	(1,010,567)	963,925
Lower of cost of net realizable value adjustment	74,000	53,953
Loss on firm purchase commitments	535,000	885,000
Noncash patronage equity	50,897	—
Loan forgiveness	—	(2,650,773)
Accounts receivable, net, primarily related party	(2,778,879)	(2,324,801)
Inventory	(3,095,539)	(4,426,922)
Prepaid expenses	(261,853)	(144,305)
Customer deposits	35,957	2,952
Accounts payable	1,050,669	(299,821)
Accrued expenses	1,268,459	(373,345)
Accrued loss on firm purchase commitments	419,000	885,000
Net cash provided by operating activities	2,244,426	29,620,520

Cash Flows from Investing Activities
Investment in RPMG	(335,642)	—
Proceeds from disposal of fixed assets	33,000	—
Capital expenditures	(1,917,310)	(17,763,824)
Net cash used in investing activities	(2,219,952)	(17,763,824)

Cash Flows from Financing Activities
Distribution Paid	(6,023,250)	(9,635,404)
Disbursements in excess of bank balances	—	(1,343,608)
Proceeds from notes payable	7,000,000	18,000,000
Debt repayments	(3,420,139)	(591,268)
Net cash (used for) provided by financing activities	(2,443,389)	6,429,720

Net Change in Cash, Cash Equivalents and Restricted Cash	(2,418,915)	18,286,416
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,152,015	5,215,244
Cash, Cash Equivalents and Restricted Cash - End of Period	$8,733,100	$23,501,660

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$6,022,687	$19,122,569
Restricted cash	2,710,413	4,379,091
Total Cash, Cash Equivalents and Restricted Cash	$8,733,100	$23,501,660

Supplemental Disclosure of Cash Flow Information
Interest paid	$437,438	$54,427
Noncash Investing and Financing Activities
Operating lease asset acquired	$1,620,653	$—
Distribution payable	$2,007,408	$—
Capital expenditures in accounts payable		$108,572
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

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

Revenue by Source

The following table disaggregates revenue by major source for the three and nine months ended June 30, 2023 and 2022.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

Revenues	For the three months ended June 30, 2023 (unaudited)	For the three months ended June 30, 2022 (unaudited)	For the nine months ended June 30, 2023 (unaudited)	For the nine months ended June 30, 2022 (unaudited)
Ethanol, E85 and Industrial Alcohol	$38,727,252	$41,848,981	$111,546,165	$129,429,510
Distillers Grains	8,572,529	10,210,240	28,780,739	28,377,801
Syrup	140,032	412,504	512,350	1,335,627
Corn Oil	2,208,059	3,215,625	7,831,189	8,940,871
Other	42,888	33,110	150,149	141,627
Total revenue from contracts with customers	$49,690,760	$55,720,460	$148,820,592	$168,225,436

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The ending balances for accounts receivable and customer deposits were as follows for the nine months ended June 30, 2023 and June 30, 2022.

	October 1, 2022	October 1, 2021	For the period ended June 30, 2023 (unaudited)	For the period ended June 30, 2022 (unaudited)
Accounts receivable	$4,879,011	$1,468,521	$7,657,890	$3,793,322
Customer deposits	10,636	11,008	46,593	13,960

3. DERIVATIVE INSTRUMENTS

Commodity Contracts

As part of its hedging strategy, the Company may enter into ethanol, soybean, soybean oil, natural gas and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales, corn oil sales, and corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair market value is recorded through earnings in the period of change. Ethanol derivative fair market value gains or losses are included in the results of operations and are classified as revenue, and corn derivative changes in fair market value are included in cost of goods sold.

As of:	June 30, 2023 (unaudited)				September 30, 2022
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	371	1,855,000	bushels	$(151,706)	1,080	5,400,000	bushels	$(1,144,000)
Soybean oil options	—	—	gal	$—	48	28,800	gal	$(18,273)
Total fair value				$(151,706)				$(1,162,273)
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2023 and September 30, 2022:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2023 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$151,706
Total derivatives not designated as hedging instruments for accounting purposes	$—	$151,706

Balance Sheet - as of September 30, 2022	Asset	Liability
Commodity derivative instruments, at fair value	$—	$1,162,273
Total derivatives not designated as hedging instruments for accounting purposes	$—	$1,162,273

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended June 30, 2023 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2022 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2023 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2022 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$675,471	$373,089	$987,956	$1,437,628
Ethanol derivative instruments	Revenue	570	—	21,999	424,770
Natural gas derivative instruments	Cost of Goods Sold	45,610	—	74,000	(107,450)
Total		$721,651	$373,089	$1,083,955	$1,754,948

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of June 30, 2023 and September 30, 2022 were as follows:

	June 30, 2023 (unaudited)	September 30, 2022
Raw materials, including corn, chemicals and supplies	$9,933,544	$6,887,201
Work in process	1,657,313	1,340,059
Finished goods, including ethanol and distillers grains	1,603,004	2,702,129
Spare parts	1,836,710	1,614,644
Total inventory	$15,030,571	$12,544,033

Lower of cost or net realizable value adjustments for the nine months ended June 30, 2023 and 2022 were as follows:

	For the three months ended June 30, 2023 (unaudited)	For the three months ended June 30, 2022 (unaudited)	For the nine months ended June 30, 2023 (unaudited)	For the nine months ended June 30, 2022 (unaudited)
Loss on firm purchase commitments	$71,000	$89,000	$535,000	$885,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$53,953	$74,000	$53,953
Total loss on lower of cost or net realizable value adjustments	$71,000	$142,953	$609,000	$938,953

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2023, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than the approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $71,000 and $89,000 for the three months ended June 30, 2023 and 2022, respectively. The Company has $535,000 estimated loss on firm purchase commitments for the nine months ended June 30, 2023 compared to $885,000 estimated loss on firm purchase commitments for the nine months ended June 30, 2022. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

Ethanol Recovery Program

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone Bank ("Cornerstone"). The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 3, 2021 we received forgiveness of $2.65 million of the loan. The forgiveness was recorded as other income. The outstanding balance as of June 30, 2023 was $524,000. The maturity date of the loan is July 13, 2025. The fixed interest rate on June 30, 2023 was 3.75% with an interest rate being bought down through the Bank of North Dakota to 1%.

Revolving Loan

On February 3, 2022 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone. On February 3, 2022 the maturity date was extended to March 31, 2022. On April 8, 2022 the Revolving Loan was renewed. The new maturity date was April 7, 2023. Subsequent to year end the Revolving Loan was renewed and now has a maturity date of April 4, 2024 (see note 12). At June 30, 2023, we had $10 million available under the Revolving Loan. The variable interest rate on June 30, 2023 was 7.250%.

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

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and Second Construction Loan (the "Consolidated Loan"). The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%. The outstanding balance as of June 30, 2023, was $22.2 million.

Each of the Company's loans are secured by a lien on substantially all of the assets of the Company.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

Schedule of debt maturities and finance lease liabilities for the twelve months ending June 30	Totals
2023	$2,560,714
2024	2,135,403
2025	2,229,314
2026	2,335,215
2027	2,446,147
Thereafter	11,043,853
Total	$22,750,646

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and September 30, 2022, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2023 (unaudited)	Fair Value as of June 30, 2023 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$151,706	$151,706	$151,706	$—	$—
Total	$151,706	$151,706	$151,706	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2022	Fair Value as of September 30, 2022	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$1,162,273	$1,162,273	$1,162,273	$—	$—
Total	$1,162,273	$1,162,273	$1,162,273	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the nine months ended June 30, 2023, the Company's estimated discount rate was 7.25%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to seven years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At June 30, 2023 the weighted average remaining lease term was six years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms, or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $747,000 and $767,000 for the nine months ended June 30, 2023 and 2022, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

Equipment under financing leases consists of office equipment and plant equipment. At June 30, 2023 and September 30, 2022, equipment under financing leases was as follows:

	June 30, 2023	September 30, 2022
Equipment	$493,414	$493,414
Less accumulated amortization	(237,416)	(219,833)
Net equipment under financing lease	$255,998	$273,581

At June 30, 2023, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending June 30:

	Operating Leases	Financing Leases
2023	$342,538	$4,602
2024	315,817	1,836
2025	337,225
2026	334,921
2027	575,620
Total minimum lease commitments	$1,906,121	6,438
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$6,438

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2023, the Company had various fixed price contracts for the purchase of approximately 4.8 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $30.9 million related to the 4.8 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company has paid Bismarck Land Company, LLC $1,647,581 as of June 30, 2023.

9. RELATED PARTY TRANSACTIONS

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains, and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	June 30, 2023 (unaudited)	September 30, 2022
Balance Sheet
Accounts receivable	$6,964,686	$4,086,689
Accounts payable	1,611,580	60,412
Accrued expenses	—	7,645

	For the three months ended June 30, 2023 (unaudited)	For the three months ended June 30, 2022 (unaudited)	For the nine months ended June 30, 2023 (unaudited)	For the nine months ended June 30, 2022 (unaudited)
Statement of Operations
Revenues	$47,556,566	$53,334,537	$137,492,078	$155,186,145
Cost of goods sold	674,171	982,595	2,688,422	2,978,410
General and administrative	—	—	39,889	—

Inventory Purchases	$6,248,650	$5,672,336	$26,714,488	$30,069,765

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

11. MEMBER'S EQUITY

Changes in member's equity for the nine months ended June 30, 2023 and 2022.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2022	$39,044,595	$75,541	$46,880,539	$(159,540)	$85,841,135
Net income	—	—	1,865,215	—	1,865,215
Balances December 31, 2022	$39,044,595	$75,541	$48,745,754	$(159,540)	$87,706,350
Distribution	—	—	(6,024,235)	—	(6,024,235)
Net (loss)	—	—	(799,450)	—	(799,450)
Balances - March 31, 2023	$39,044,595	$75,541	$41,922,069	$(159,540)	$80,882,665
Distribution $0.10 per unit	$—	$—	$(2,006,423)	$—	$(2,006,423)
Net income	$—	$—	$136,250	$—	$136,250
Balances - June 30, 2023	$39,044,595	$75,541	$40,051,896	$(159,540)	$79,012,492

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2021	$39,044,595	$75,541	$31,034,079	$(159,540)	$69,994,675
Net income	—	—	19,371,546	—	19,371,546
Balances - December 31, 2021	$39,044,595	$75,541	$50,405,625	$(159,540)	$89,366,221
Distribution	—	—	(9,624,072)	—	(9,624,072)
Net income	—	—	4,439,004	—	4,439,004
Balances - March 31, 2022	$39,044,595	$75,541	$45,220,557	$(159,540)	$84,181,153
Distribution $0.10 per unit			(4,026,149)		(4,026,149)
Net income	—	—	9,921,072	—	9,921,072
Balances - June 30, 2022	$39,044,595	$75,541	$51,115,480	$(159,540)	$90,076,076

12. SUBSEQUENT EVENTS

On July 7th 2023 the Company paid the distribution payable to the shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three and nine month periods ended June 30, 2023, compared to the same periods of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2022. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance, and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

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

On April 1, 2023, our board of governors voluntarily suspended trading of our membership units on the qualified matching service operated by FNC Ag Stock LLC. The board of governors decided to suspend trading on the qualified matching service indefinitely while we conduct due diligence on a potential transaction in order to protect the interests of our members. We recently ceased discussions regarding the proposed transaction and resumed membership unit trading.

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

On April 24, 2023, we named Jodi Johnson, Chief Executive Officer of the Company and Joni Entze Chief Financial Officer of the Company. Jodi Johnson was previously serving as the Company's Chief Financial Officer. Gerald Bachmeier who served as CEO until April 24, 2023 will continue to serve as a consultant for the Company until September 30, 2023.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023 (Unaudited)		Three Months Ended June 30, 2022 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$49,690,760	100.00	$55,720,460	100.00
Cost of Goods Sold	48,038,330	96.67	49,282,870	88.45
Gross Profit	1,652,430	3.33	6,437,590	11.55
General and Administrative Expenses	1,310,476	2.64	798,990	1.43
Operating Income	341,954	0.69	5,638,600	10.12
Other Income (Loss), net	(205,704)	(0.41)	4,282,472	7.69
Net Income	$136,250	0.27	$9,921,072	17.81

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023 (unaudited)	Three Months Ended June 30, 2022 (unaudited)
Production:
Ethanol sold (gallons)	15,896,285	15,899,612
Dried distillers grains sold (tons)	27,670	28,122
Modified distillers grains sold (tons)	21,796	17,979
Corn oil sold (pounds)	4,263,660	4,336,920
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$2.44	$2.63
Dried distillers grains average price per ton	228.57	266.12
Modified distillers grains average price per ton	103.14	151.64
Corn oil average price per pound	0.52	0.74
Primary Inputs:
Corn ground (bushels)	5,388,791	5,535,187
Natural gas (MMBtu)	391,585	404,040
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$7.04	$7.43
Natural gas average price per MMBtu (net of hedging)	3.03	6.59
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.079	$0.085
Denaturant cost	0.047	0.054
Electricity cost	0.091	0.057
Direct labor cost	0.075	0.075

Revenue

    Our total revenue was lower in the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year primarily due to decreased average prices for our products during the third quarter of our 2023 fiscal year. During the third quarter of our 2023 fiscal year, approximately 77.9% of our total revenue was derived from ethanol sales, approximately 17.3% was from distillers grains sales, approximately 0.4% was from syrup sales, and approximately 4.4% was from corn oil sales. During the third quarter of our 2022 fiscal year, approximately 75.1% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 18.3% was from distillers grains sales, approximately 0.8% was from syrup sales and approximately 5.8% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol, without taking into account our hedge positions, was lower during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year. Management attributes this decrease in average ethanol prices received to lower gasoline prices during the 2023 period which has an impact on ethanol prices. Following the end of the third quarter of our 2023 fiscal year, gasoline prices have been higher which management believes will positively impact ethanol prices during the fourth quarter of our 2023 fiscal year.
    We sold slightly fewer gallons of ethanol during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to decreased production at the ethanol plant during the 2023 period. Management anticipates ethanol production to be consistent during the rest of our 2023 fiscal year to 2022 fiscal year levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. At June 30, 2023, we had no open ethanol futures contracts. At June 30, 2022, we had no open ethanol futures contracts. We realized a gain of approximately $570 on ethanol derivative instruments for the third quarter of our 2023 fiscal year which increased our revenue with no gain or loss for ethanol derivative instruments for the same period of our 2022 fiscal year.

    Distillers Grains

    During the third quarter of our 2023 fiscal year, we sold more tons of distillers grains compared to the same period of our 2022 fiscal year due to decreased syrup and corn oil sales during the 2023 period. We sold a majority of our distiller grains during the 2023 period in the dried form due to demand factors which favored the dried product. The average price we received for both our dried and modified distillers grains was lower during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to lower market corn prices during the 2023 period. As distillers grains are a feed product which competes with corn, when corn prices are lower it has a corresponding impact on distillers grains prices. Management anticipates distillers grains prices will remain at their current levels during the rest of our 2023 fiscal year but they may change at the beginning of our 2024 fiscal year depending on the amount of corn harvested in the fall of 2023. Management anticipates distillers grains production will remain at its current mix during the rest of our 2023 fiscal year and into our 2024 fiscal year.

    Corn Oil

    The total pounds of corn oil we sold was slightly lower during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to decreased corn oil production during the 2023 period compared to the 2022 period. Management anticipates that our corn oil production will remain at current levels for the remaining quarter of our 2023 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity and provided the market price of corn oil remains at current levels. The average price we received for our corn oil during the third quarter of our 2023 fiscal year was lower than the average price we received during the third quarter of our 2022 fiscal year. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However additional oil supplies have also increased which have impacted the market price of corn oil.

Syrup

The total gallons of syrup we sold was lower during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to decreased overall production. Management anticipates that our syrup production will remain at the current levels for the remaining quarter of our 2023 fiscal year provided that market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our syrup during the third quarter of our 2023 fiscal year was lower compared to the average price we received during the third quarter of our 2022 fiscal year primarily due to discounted pricing to ensure product moves in a timely manner.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the third quarter of our 2023 fiscal year as compared to the third quarter of our 2022 fiscal year due primarily to lower corn cost per bushel and lower natural gas costs per MMBtu along with decreased corn and natural gas consumption during the 2023 fiscal year.

Corn Costs

Our cost of goods sold related to corn was lower for the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to a decreased average cost per bushel of corn, without taking derivative instrument positions into account, along with decreased corn consumption. For the third quarter of our 2023 fiscal year, we used approximately 2.6% fewer bushels of corn compared to the third quarter of our 2022 fiscal year due to improved corn to ethanol conversion rates during the 2023 period along with decreased ethanol production. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 7.1% lower for the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to lower market corn prices during the third quarter of our 2023 fiscal year. In addition, during the third quarter of our 2023 fiscal year, we had a realized gain of approximately $675,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the third quarter of our 2022 fiscal year, we had a realized gain of approximately $373,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain lower during the rest of our 2023 fiscal year due to favorable weather which we anticipate will result in a larger corn crop to be harvested in the fall of 2023.

    Natural Gas Costs

    We used approximately 3.1% fewer MMBtu of natural gas during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to decreased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 54.0% lower during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to lower energy prices compared to our 2022 fiscal year. We had a realized gain on our natural gas derivative instruments of approximately $46,000 for the third quarter of our 2023 fiscal year. We had no realized gain or loss on our natural gas derivative instruments during the third quarter of our 2022 fiscal year. Management anticipates relatively stable natural gas prices during the rest of our 2023 fiscal year and into our 2024 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were higher for the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to additional consulting fees and CCS payments to pore space owners related to our carbon sequestration project.

Other Income/Expense

    We had less interest income during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to less cash on hand during our 2023 fiscal year. Our other income was lower during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to the receipt of a biofuel producer relief program payment in our 2022 fiscal year. We had more interest expense during the third quarter of our 2023 fiscal year compared to the third quarter of our 2022 fiscal year due to increased borrowing on our loans.

Results of Operations for the Nine Months Ended June 30, 2023 and 2022

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2023 and 2022:

	Nine Months Ended June 30, 2023 (Unaudited)		Nine Months Ended June 30, 2022 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$148,820,593	100.00	$168,225,436	100.00
Cost of Goods Sold	142,816,229	95.97	138,899,275	82.57
Gross Profit	6,004,364	4.03	29,326,161	17.43
General and Administrative Expenses	4,098,939	2.75	2,556,029	1.52
Operating Income	1,905,425	1.28	26,770,132	15.91
Other Income, net	(703,410)	(0.47)	6,961,490	4.14
Net Income	$1,202,015	0.81	$33,731,622	20.05

    The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2023 and 2022.

	Nine Months Ended June 30, 2023 (unaudited)	Nine Months Ended June 30, 2022 (unaudited)
Production:
Ethanol sold (gallons)	48,317,107	50,354,306
Dried distillers grains sold (tons)	70,143	65,216
Modified distillers grains sold (tons)	92,274	108,593
Corn oil sold (pounds)	12,870,140	13,959,870
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$2.31	$2.56
Dried distillers grains average price per ton	243.00	237.55
Modified distillers grains average price per ton	120.65	117.96
Corn oil average price per pound	0.61	0.64
Primary Inputs:
Corn ground (bushels)	16,512,148	17,159,839
Natural gas (MMBtu)	1,183,109	1,193,681
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.66	$6.54
Natural gas average price per MMBtu (net of hedging)	5.03	5.61
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.078	$0.087
Denaturant cost	0.047	0.052
Electricity cost	0.090	0.049
Direct labor cost	0.075	0.067

Revenue

    Our total revenue was lower in the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 primarily due to lower production by the ethanol plant along with lower average prices for our ethanol during the nine months ended June 30, 2023. During the nine months ended June 30, 2023, approximately 75.0% of our total revenue was derived from ethanol sales, approximately 19.3% was from distillers grains sales, approximately 0.4% was from syrup sales, and approximately 5.3% was from corn oil sales. During the nine months ended June 30, 2022, approximately 76.9% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 16.9% was from distillers grains sales, approximately 0.9% was from syrup sales and approximately 5.3% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol was lower during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. Management attributes the decrease in the price we received for our ethanol during the nine months ended June 30, 2023 to lower gasoline prices during the 2023 period. Management anticipates that energy prices will remain higher than in recent years but less than we experienced during the nine months ended June 30, 2022.
    We sold fewer gallons of ethanol during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to decreased production at the ethanol plant during the 2023 period. Management attributes this decreased production to additional plant downtime due to rail disruptions caused by adverse weather. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. At June 30, 2023, we had no open ethanol futures contracts. At June 30, 2022, we had no open ethanol futures contracts. We realized a gain of approximately $22,000 on ethanol derivative instruments for the nine months ended June 30, 2023 which increased our revenue during our 2023 fiscal year. We realized a gain of approximately $425,000 on ethanol derivative instruments for the nine months ended June 30, 2022 which increased our revenue during our 2022 fiscal year.

    Distillers Grains

    During the nine months ended June 30, 2023, we sold fewer tons of distillers grains compared to the same period of our nine months ended June 30, 2022 due to lower overall production at the ethanol plant. We sold a majority of our distiller grains during the 2023 period in the modified form due to local demand which favored this product. The average price we received for both our dried and modified distillers grains was higher during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to increased demand for distillers grains along with higher corn prices. Management believes prices for distillers grains have been strong due to higher corn prices and reduced worldwide corn supplies.

    Corn Oil

    The total pounds of corn oil we sold was lower during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to deceased overall production at the plant during the 2023 period. The average price we received for our corn oil during the nine months ended June 30, 2023 was lower compared to the average price we received during the nine months ended June 30, 2022 primarily due to increased corn oil supply in the market. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices.

Syrup

The total gallons of syrup we sold was lower during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to decreased overall production. The average price we received for our syrup during the nine months ended June 30, 2023 was lower compared to the average price we received during the nine months ended June 30, 2022 primarily due to discounted pricing to ensure product moves in a timely manner.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was higher for the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022 due primarily to the net effect of higher corn costs per bushel partially offset by decreased corn usage during the 2023 fiscal year.

Corn Costs

Our cost of goods sold related to corn was lower for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to higher average prices we paid per bushel of corn, without taking derivative instrument positions into account, partially offset by decreased corn consumption during the nine months ended June 30, 2023. For the nine months ended June 30, 2023, we used approximately 3.77% fewer bushels of corn compared to the nine months ended June 30, 2022 due to decreased ethanol production and increased corn to ethanol conversion efficiency. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 2.75% higher for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to higher market corn prices during the nine months ended June 30, 2023. In addition, during the nine months ended June 30, 2023, we had a realized gain of approximately $988,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the nine months ended June 30, 2022, we had a realized gain of approximately $1,438,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period.

    Natural Gas Costs

    We used approximately 0.89% fewer MMBtu of natural gas during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to decreased overall production during the 2023 period. Our average cost per MMBtu of natural gas was approximately 10.34% less during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to lower natural gas prices and energy prices generally compared to our 2022 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were higher for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to additional consulting fees and CCS payments to pore space owners related to our carbon sequestration project.

Other Income/Expense

    We had less interest income during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to having less cash on hand during our 2023 fiscal year. Our other income was significantly lower during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to the $3 million Ethanol Recovery Loan forgiveness we received during our 2022 fiscal year. We had more interest expense during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due to increased borrowing on our loans.

Changes in Financial Condition for the Nine Months Ended June 30, 2023

    Current Assets

We had less cash and cash equivalents at June 30, 2023 compared to September 30, 2022 primarily due to deferred corn payments we made early in January each year. We had less restricted cash in our margin account at June 30, 2023 compared to September 30, 2022 due to changing values of our derivative instrument positions. Due to the timing of shipments, the value of our accounts receivable was higher at June 30, 2023 compared to September 30, 2022. We had more inventory on hand at June 30, 2023 compared to September 30, 2022 due primarily to more raw material inventory on hand at June 30, 2023 compared to September 30, 2022. Our prepaid expenses were higher at June 30, 2023 compared to September 30, 2022 due to an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment

The value of our property, plant and equipment was less at June 30, 2023 compared to September 30, 2022 due to regular depreciation of our assets during the first nine months of our 2023 fiscal year partially offset by capital projects which were completed and higher construction in progress at June 30, 2023 compared to September 30, 2022.

Other Assets

Our right of use operating lease assets at June 30, 2023 was higher compared to September 30, 2022 due to the renewal of DDG railcar leases partially offset by amortization of our leases during our 2023 fiscal year. Our investment in RPMG increased due to a capital call during our 2023 fiscal year.

    Current Liabilities

We had no disbursements in excess of our bank balances at June 30, 2023 which are checks we have issued which have not yet been presented for payment which exceed the cash we have in our bank accounts. These checks are paid from our revolving loans. Our accounts payable was higher at June 30, 2023 compared to September 30, 2022 due to having more corn payables and the distribution payable at June 30, 2023 compared to September 30, 2022. Our accrued expenses were higher at June 30, 2023 compared to September 30, 2022 due to higher accrued corn payables. We had a smaller liability associated with our corn derivative instrument positions at June 30, 2023 compared to September 30, 2022 due to changing market corn prices compared to our derivative instrument positions. We had a higher accrued loss on our firm corn purchase commitments due to the difference between the market value of our firm corn purchases and the contract price of our corn purchases. We had a smaller current maturity associated with our notes payable due to renewals of our long-term debt as of June 30, 2023 compared to September 30, 2022. We had more current portion of operating lease liabilities at June 30, 2023 compared to September 30, 2022 due to the renewal of DDG railcar leases partially offset by amortization of our leases during our 2023 fiscal year.

    Long-Term Liabilities

Our notes payable balance was significantly higher at June 30, 2023 compared to September 30, 2022 due to consolidating the two construction loans which also extended the maturity dates of our debt, moving it to long-term debt and additional borrowing on our loans during the first fiscal quarter of 2023. We had more long-term liabilities for our operating leases at June 30, 2023 due additional equipment leases partially offset by amortization of our long-term leases during our 2023 fiscal year.

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

    The following table shows cash flows for the nine months ended June 30, 2023 and 2022:

	June 30, 2023 (unaudited)	June 30, 2022 (unaudited)
Net cash provided by operating activities	$2,244,426	$29,620,520
Net cash used in investing activities	(2,219,952)	(17,763,824)
Net cash (used for) provided by financing activities	(2,443,389)	6,429,720
Net increase (decrease) in cash	$(2,418,915)	$18,286,416
Cash, cash equivalents and restricted cash, end of period	$8,733,100	$23,501,660

Cash Flow from Operations

    Our operations provided less cash during the nine months ended June 30, 2023 compared to the same period of our 2022 fiscal year due primarily to decreased net income during the 2023 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the nine months ended June 30, 2023 compared to the same period of our 2022 fiscal year. During the 2023 period, our primary capital expenditures were for renovations to retrofit the posidon tank for additional water storage and work to finalize our CCS project.

Cash Flow from Financing Activities

Our financing activities provided less cash during the nine months ended June 30, 2023 compared to the same period of our 2022 fiscal year due to fewer proceeds we received from our debt instruments during the 2023 fiscal year. We had debt repayments and a distribution which was paid during the our 2023 fiscal year which used cash during that period.

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

Capital Expenditures

    The Company had approximately $2.5 million in construction in progress as of June 30, 2023 primarily relating to our carbon capture and storage project and renovations to retrofit the posidon tank for additional water storage. The Company plans to finance this construction in progress using cash from current business operations.

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date was March 31, 2022. On April 8, 2022, the Revolving Loan maturity date was extended to April 7, 2023. On April 8, 2023 we renewed the Revolving Loan. The new maturity date is April 5, 2024. The Revolving Loan is secured by a lien on substantially all of our assets. At June 30, 2023, we had $10 million available on the Revolving Loan. The variable interest rate on June 30, 2023 was 7.25%.

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

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and Second Construction Loan (the "Consolidated Loan"). The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%. The outstanding balance as of June 30, 2023 was $22.2 million.

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of June 30, 2023 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We typically make monthly payments of approximately $74,000 per month. On December 3, 2021 we received forgiveness of $2.65 million of the loan, and the balance outstanding on June 30, 2023 was approximately $524,000.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2023, we had no amount outstanding on our variable interest rate loans, however we could have funds outstanding under our revolving loan which has a variable interest rate in the future. If we were to experience a 10% increase in the variable portion of our loans, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2023, would be immaterial.

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

    As of June 30, 2023 we had corn futures and option contracts for approximately 1,855,000 bushels of corn. As of June 30, 2023 we had an unrealized loss of approximately $152,000 related to our corn futures and options contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At June 30, 2023, we had no fixed ethanol sales contracts and ethanol futures and option contracts. As of June 30, 2023 we had no unrealized gain or loss related to ethanol futures and option contracts.

    We estimate that our corn usage will be between 18 million and 20 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2023, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2023. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(15,975,000)
Corn	18,048,000	Bushels	10%	$(12,634,000)
Natural gas	1,384,000	MMBtu	10%	$(471,000)

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2022 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(15,975,000)
Corn	22,821,000	Bushels	10%	$(12,327,000)
Natural gas	1,664,000	MMBtu	10%	$(1,431,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Jodi Johnson, along with our Chief Financial Officer, (the principal financial officer), Joni Entze, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this review and evaluation, these officers believe that our disclosure controls and procedures were effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RED TRAIL ENERGY, LLC

Date:	August 14, 2023	/s/ Jodi Johnson
Jodi Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2023	/s/ Joni Entze
Joni Entze
Chief Financial Officer
(Principal Financial and Accounting Officer)