Form 10-K
period 2023-09-30
RED TRAIL ENERGY, LLC
filed 2023-12-29
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2023

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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2023 was $34,969,920.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of December 29, 2023, there were 40,148,160 Class A Membership Units outstanding.

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
•Global economic uncertainty, inflation, market disruptions, and increased volatility in commodity prices caused in part by the Russian invasion of Ukraine and resulting sanctions by the United States and other countries; and
•Instability in the Middle East following the 2023 Hamas-led attacks on Israel and resulting conflict.

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

On April 8, 2023, we entered into a revolving promissory note for a $10 million loan with our primary lender, Cornerstone Bank. The promissory note has a maturity date of April 5, 2024. Interest accrues on any outstanding balance on the promissory note at a rate of 1.0% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The revolving loan has a minimum interest rate of 5.0%.

On April 24, 2023, we named Jodi Johnson as the Chief Executive Officer of the Company and Joni Entze as the Chief Financial Officer of the Company. Jodi Johnson previously served as the Company's Chief Financial Officer. Gerald Bachmeier who served as CEO until April 24, 2023, continued to serve as a consultant for the Company until September 30, 2023.

Principal Products

    The principal products that we produce are ethanol, distillers grains, and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Ethanol	76.0%	77.2%	76.9%
Distillers Grains	18.2%	16.4%	17.8%
Corn Oil	5.5%	5.7%	4.4%

Ethanol

Our primary product is ethanol which we manufacture from corn. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Although the ethanol industry continues to explore production technologies employing various feedstocks, such as biomass, our management believes corn-based production technologies remain the most practical and provide the lowest operating risks. Corn produces large quantities of carbohydrates, which convert into glucose more easily than most other kinds of biomass.

Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. Ethanol blended fuel is typically designated in the marketplace according to the percentage of the fuel that is ethanol, with the most common fuel blend being E10, which contains 10% ethanol. The United States Environmental Protection Agency (the "EPA") has approved the use of gasoline blends that contain 15% ethanol, or E15, for use in all vehicles manufactured in model year 2001 and later. In 2019, the EPA changed regulations which would allow E15 to be sold year-round in all markets in the United States, however, this rule was reversed by the federal courts. The EPA issued a temporary emergency waiver in the summer of 2022 which permitted the sale of E15 year-round. The EPA issued several temporary emergency waivers in the summer of 2023 that approved the use of E15 from May 1, 2023 through September 15, 2023 in response to industry disruptions due to the war in Ukraine. The EPA is expected to issue a new rule approving the use of E15 year-round in eight Midwestern states. In addition, flexible fuel vehicles can use gasoline blends that contain up to 85% ethanol called E85.

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

Principal Product Markets

We market nearly all of our products through a professional third party marketer, RPMG, Inc. ("RPMG"). The only products we sell which are not marketed by RPMG are E85 and E30 and certain modified distillers grains which we market internally to local customers. RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We are a part owner of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Jodi Johnson, our Chief Executive Officer.  Except for the modified distillers grains and E85/E30 we market locally, RPMG decides where our products are marketed and sold.

Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains, and corn oil continue to expand, we anticipate increased international sales of our products. Exports of ethanol were higher for 2022 but were lower in 2023. Tariffs implemented by Brazil and China on ethanol imported from the United States have reduced export demand from those countries. Tariffs imposed by China remained unchanged during the past year. In March 2022, Brazil suspended its tariff through the end of the year on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However, in February 2023, Brazil reinstated tariffs on American ethanol of 16% for 2023 which will increase to 18% in 2024. Trade barriers with key markets may continue to take a toll on ethanol export demand which could negatively affect domestic ethanol prices.

Exports of distillers grains increased in 2022 with the United States exporting about a third of distillers grain produced. The export market has remained strong in 2023 with Mexico, South Korea, Vietnam, and Indonesia continuing as top destinations for distillers grains exports. Turkey and Canada imported sizeable volumes of distillers grains as well. Historically, the United States ethanol industry exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past seven years effectively closed the Chinese market.

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

Distillers Grains

    On August 29, 2013, we executed a distillers grain marketing agreement with RPMG which started on October 1, 2013. Pursuant to the marketing agreement, RPMG markets all of the dried distillers grains we produce and we continue to internally market our modified distillers grains. Due to the fact that we are a part owner of RPMG, LLC, RPMG will only charge us its actual cost of marketing our distillers grains to its customers.  The initial term of the marketing agreement was one year and thereafter the agreement renews for additional one year periods unless we elect not to renew the agreement. The agreement may be terminated by either party based on certain events described in the agreement or based on the bankruptcy or insolvency of either party.

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

New Products and Services

    We started capturing carbon dioxide during our 2022 fiscal year. During our 2023 fiscal year, we were able to monetize the carbon capture program through the sale of carbon tons and tax credits.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 22.3 million bushels of corn during our 2023 fiscal year, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries, and establishing hedging positions to protect the price we pay for corn.

    During our 2023 fiscal year, we were able to secure sufficient corn to operate the plant at capacity. We do not anticipate any problems securing enough corn during our 2024 fiscal year. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. During our 2023 fiscal year, corn prices were lower than prior years, mainly due to increased corn supply. On September 12, 2023, the USDA released a report estimating the 2023 corn crop in the United States at approximately 15.1 billion bushels, up 10% from last year's production, with yields averaging 173.8 bushels per acre. The USDA forecasted area harvested for corn at 94.9 million acres, up 1% from 2022. We have not had difficulty securing the corn we require for our operations and we anticipate that we will be able to secure the corn we need to operate the ethanol plant during our 2024 fiscal year, although potentially at a higher price. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problems during our 2024 fiscal year.  Poor weather can be a major factor in increasing corn prices, including the drought experienced during our 2023 fiscal year.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

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

Water

    To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water. Our contract requires us to purchase a minimum of 160 million gallons of water per year. We anticipate receiving adequate water supplies during our 2024 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. During our 2023 fiscal year, our primary sources of working capital were cash from our operations as well as our revolving loan with Cornerstone Bank.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of November 21, 2023, the Renewable Fuels Association ("RFA") estimates that there are approximately 197 ethanol production facilities in the United States with capacity to produce approximately 17,787 million gallons of ethanol annually, with additional ethanol production facilities under production that have an estimated total capacity to produce 89 million gallons of ethanol annually. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 40.5% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 900 million gallons per year or more

Company	Current Capacity (MMgy)	Percent of Total Industry Capacity
POET Biorefining	3,005	16.9%
Valero Renewable Fuels	1,625	9.1%
Archer Daniels Midland	1,613	9%
Green Plains Renewable Energy	958	5.4%
TOTAL	7,201	40.5%
        Updated: November 21, 2023

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. In addition, Brazil instituted a tariff on ethanol produced in the United States which has resulted in less ethanol exports to Brazil. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States. However, as of 2023, Brazil is considering legislation which would require an ethanol-gasoline blend of 30%, an increase of 2.5% over the current blend requirement. We continue to look for opportunities to export ethanol to other countries and open new markets for ethanol produced in the United States.

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

    Finally, many ethanol producers increased their production capacities through expansion projects which started becoming operational during our 2018 fiscal year. These expansion projects have increased the supply of ethanol in the market, negatively impacted market ethanol prices and may result in excess ethanol supply in the future. During our 2019 fiscal year, many ethanol producers reduced production or ceased production altogether due to unfavorable operating margins which somewhat offset the additional ethanol production from the 2018 expansion projects. During 2020, the ethanol industry was impacted by decreased gasoline and ethanol demand because of social distancing restrictions implemented because of the COVID-19 pandemic. During our 2021 fiscal year, ethanol demand increased and we experienced much more favorable financial margins. During our 2022 fiscal year, ethanol prices increased, particularly during our first fiscal quarter of 2022, and we experienced favorable financial margins. During our 2023 fiscal year, ethanol prices were down slightly, and we experienced less favorable financial margins compared to our 2022 fiscal year.

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

In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with four other feed formulations: soybean meal, corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Soybean meal, dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Recently, additional soybean crushing facilities are being constructed which may increase the supply of soybean meal in the market. It is anticipated that soybean crush capacity may increase by 30% from 2023 to 2026. This increase in soybean meal could negatively impact the market price of distillers grains.

Corn Oil Competition

    We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers grains they produce which has increased competition for corn oil sales and at times has resulted in lower market corn oil prices. In recent years, corn oil prices and demand have been higher due to commodity prices generally and increased demand for corn oil from the biodiesel and renewable diesel industries. Corn oil demand is projected to increase over the next six years. However, it is not guaranteed that such demand will increase, or that we will be able to take advantage of any increased demand.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

    The ethanol industry is dependent on several economic incentives to produce ethanol. One significant federal ethanol support is the ethanol use requirement in the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increased incrementally each year until the United States was required to use 36 billion gallons of renewable fuels in 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

    Prior to 2023, the EPA had the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA was required to pass a rule that established the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations ("RVO"). Now the EPA has authority to propose the RFS annually as the law creating the RFS only set the statutory volume requirement through 2022.

    The statutory RVO for all renewable fuels for 2018 was 19.29 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2018, the final RVO for 2019 was set at 19.92 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 7, 2021, the EPA issued a proposed RVO rule which set the 2022 RVO at 15 billion gallons for corn-based ethanol, set the 2021 RVO for corn-based ethanol at 13.3 billion gallons, less than the statutory requirement in the RFS of 15 billion gallons. The December 7, 2021 proposed rule also proposed to reopen the 2020 RVO which was previously set at 15 billion gallons for corn-based ethanol and retroactively reduce that amount to 12.5 billion gallons. On June 21, 2023, the EPA issued final RVO rules, which for 2023 is set at 20.94 billion gallons, for 2024 is set at 21.54 billion gallons, and for 2025 is set at 22.33 billion gallons. For 2023, 2024, and 2025, the corn-based ethanol RVO was set at 15 billion gallons.

During 2019 it came to light that the EPA was issuing waivers of the RVO obligations for certain small refineries. These small refinery waivers resulted in significant decreases in ethanol demand during 2018 and 2019 which were below the RVO requirements. Many in the ethanol industry believe these waivers did not meet the standards set out in the RFS. The ethanol industry has been pushing the EPA to reverse the effects of these small refinery waivers which we believe contributed to poor operating margins starting in 2018 and continuing through our 2020 fiscal year. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. In June 2021, the U.S. Supreme Court reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them. In July 2023, the EPA further announced the denial of 26 small refinery exemption petitions for one or more of the compliance years between 2016 and 2023 on similar grounds.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year due to federal regulations related to fuel evaporative emissions which prevented E15 from being used during certain times of the year in various states. In May 2019, the EPA issued a final rule allowing the year-round sale of E15. However in June 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA exceeded its authority. In May 2022, the EPA issued an emergency waiver to allow sales of E15 during the summer months. The reason given for the temporary suspension of the prohibition on year-round sales was that it was an effort to counteract rising gasoline prices. The EPA is currently considering finalizing a change to allow E15 to be available year round and legislation has been proposed to allow E15 to be used year round. However, it is unclear whether that will occur without an annual waiver.

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

On August 16, 2022, the Inflation Reduction Act of 2022, which has several provisions that may benefit the ethanol industry, was signed into law. There is, however, considerable uncertainty as to how the newly required provisions will be implemented in future regulatory guidance. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage ("CCS"). However, the Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon oxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields. We will receive $50 per metric ton for our stored carbon dioxide because we placed our sequestration equipment in service before January 1, 2024. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. On August 29, 2023, the Treasury issued proposed regulations providing guidance on when and how to satisfy the prevailing wage and apprenticeship requirements. Comments were due to the Treasury by October 29, 2023. Final regulations have yet to be established. In addition, projects will now be eligible to be directly paid for the credit by the Internal Revenue Service for the first five years with no direct pay for many projects for the final seven years of the credit, and, as an alternative to direct pay, projects will now be allowed to sell their credits to unrelated third parties for cash without adverse tax consequences.

The Inflation Reduction Act also creates a Clean Fuel Production Tax Credit for the production of low-emissions transportation fuel produced and sold in 2025, 2026, and 2027, subject to certain requirements as to prevailing wage and apprenticeship. Except as to certain tax-exempt entities, this credit is not eligible for direct pay but may be sold or transferred in most circumstances. The Act provides that the Clean Fuel Production Tax Credit is not available for a facility that qualifies for the Section 45Q tax credit. Additional incentives for production of sustainable aviation fuel and $500 million in funding for biofuels infrastructure funding are also included in the Inflation Reduction Act.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2023 fiscal year, we incurred costs and expenses of approximately $302,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal has reduced our environmental compliance costs.

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

Employees

As of December 29, 2023, we had 49 full-time employees. We anticipate that we will have approximately 49 full-time employees during the next 12 months.

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

Risks Relating to Our Business

The EPA has issued small refinery waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA had been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery waivers, it reallocated the waived requirements to other refiners. The EPA under the Trump Administration was granting significantly more waivers than in the past and was not reallocating the waived amounts to other refiners. These actions resulted in demand destruction starting in 2018 which continued to result in reduced demand for ethanol through 2019. This reduction in ethanol demand negatively impacted profitability in the ethanol industry. These small refinery waivers could be issued in future years which could impact ethanol demand.

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

    Declines in the price of ethanol, distillers grain or corn oil would significantly reduce our revenues. The sales prices of ethanol, distillers grains, and corn oil can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, tariffs and import quotas, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol, distillers grains, and corn oil and the price we pay for corn and natural gas. Any lowering of ethanol, distillers grains, or corn oil prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2024 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

    Our business is not diversified which could negatively impact our ability to operate profitably. Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue. If economic or political factors adversely affect the market for ethanol, distillers grains, or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

    We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. Management anticipates that we will be in compliance with our loan covenants in our loans. However, if we violate the terms of our credit agreement, Cornerstone Bank could deem us in default of our loans and require us to immediately repay any outstanding balance of our loans. If we do not have sufficient cash to repay these loans or if we are unable to secure other sources of financing, it could negatively impact the value of our units.

Changes and advances in ethanol production technology could require us to incur costs to update the ethanol plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur, including the potential use of A.I. technology.  Such advances and changes may make the ethanol production technology installed in our ethanol plant less desirable or obsolete.  These advances could allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause the ethanol plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain, or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income which could decrease the value of our units.

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

Investor sentiment towards climate change, fossil fuels, and other ESG matters could adversely affect our business, cost of capital, and the price of our stock and other securities. There have been efforts in recent years, which intensified during the COVID-19 pandemic, aimed at the investment community, to promote the divestment of securities of energy companies, as well as to pressure lenders and other financial services companies to limit or curtail activities with energy companies. As a result, some financial intermediaries, investors, and other capital markets participants have reduced or ceased lending to, or investing in, companies that operate in industries with higher perceived environmental exposure, such as the energy industry. If this or similar divestment efforts are continued, the value of our units may be negatively impacted.

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

The invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices in the United States and a slowdown in global economic growth. On February 24, 2022, a military invasion of Ukraine by Russian troops was reported. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union, and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions have had a broad range of adverse impacts on global business and financial markets some of which have had and may continue to have adverse impacts on our business. These include increased inflation, significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results.

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

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States has recently benefited from additional exports of ethanol which may not continue to occur during our 2024 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2024 fiscal year, particularly if the EPA issues additional small refinery waivers from the RFS. If we experience excess ethanol supply, either due to increased ethanol production, lower ethanol demand or lower overall gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

    Distillers grains demand and prices have been negatively impacted by the Chinese anti-dumping duty. China was previously the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distillers grains produced in the United States. Due to trade disputes between the United States and China these tariffs continued into our 2022 fiscal year. In January 2023, the Chinese government extended tariffs on distillers grains from the United States for an additional five years. This reduction in demand has negatively impacted our profitability, and continued tariffs may further impact our profitability.

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

Risks Related to Regulation and Governmental Action

    Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to annually EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. In addition, the EPA has recently expanded its use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. If the EPA were to significantly reduce the volume requirements under the RFS or if the

RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state, and municipal laws and regulations regulating environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time. For example, President Biden signed an executive order calling for new or more stringent emissions standards. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state, or municipal entities or permit revocation are inherent in the operation of our business as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

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

    The site also contains improvements such as rail tracks and a rail spur, landscaping, drainage systems and paved access roads.  The ethanol plant was placed in service in January 2007, is in excellent condition and is capable of functioning in excess of its 50 million gallon name-plate production capacity.

During our 2023 fiscal year, all of our tangible and intangible property, real and personal, served as the collateral for our senior credit facility with Cornerstone Bank. Our senior credit facility is discussed in more detail under "ITEM 7. Management's Discussion and Analysis - Capital Resources."

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

    As of December 29, 2023, there were 937 holders of record of our Class A membership units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2022 1st	$1.45	$1.92	$1.76	70,000
2022 2nd	$2.00	$2.50	$2.13	57,457
2022 3rd	$2.00	$2.25	$2.21	217,875
2022 4th	$2.10	$2.25	$2.21	126,052
2023 1st	$2.10	$3.01	$2.46	816,326
2023 2nd	$3.00	$3.15	$3.05	77,000
2023 3rd	$3.25	$3.75	$3.68	160,339
2023 4th	$—	$—	$—	—

Distributions

    Our board of governors has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

PERFORMANCE GRAPH

    The graph below matches the cumulative 5-Year total return of holders of Red Trail Energy, LLC's membership units with the cumulative total returns of the NASDAQ Composite index and a customized peer group of eighteen companies that includes: Aemetis Inc., Amyris Inc., Benchmark Energy Corp, Celanese Corp, Cleantech Biofuels Inc., Data443 Risk Mitigation Inc., Glyeco Inc., Green Plains Inc., Greenbelt Resources Corp, Methes Energies International Ltd, New America Energy Corp, Newmarket Corp, Pacific Ethanol Inc., Rayonier Advanced Materials Inc., Renewable Energy Group Inc., Rex American Resources Corp, Sino United Worldwide Consolidated Ltd and Westlake Chemical Partners LP. The graph assumes that the value of the investment in our common membership units, in each index, and in the peer group (including reinvestment of dividends) was $100 on September 30, 2018 and tracks it through September 30, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Red Trail Energy, LLC, the NASDAQ Composite Index, and SIC 2869

$350
$300
$250
$200
$150
$100
$50
$0
9/18
9/19
9/20
9/21
9/22
9/23
Red Trail Energy, LLC
NASDAQ Composite
SIC 2869

*$100 invested on 9/30/18 in stock or index, including reinvestment of dividends.
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

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended September 30, 2023 and 2022

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2023 and 2022:

	Year Ended September 30, 2023		Year Ended September 30, 2022
Statement of Operations Data	Amount	%	Amount	%
Revenues	$199,645,418	100.00	$217,135,121	100.00
Cost of Goods Sold	187,590,830	93.96	190,828,171	87.88
Gross Profit	12,054,588	6.04	26,306,950	12.12
General and Administrative Expenses	5,812,462	2.91	3,801,583	1.75
Operating Income	6,242,126	3.13	22,505,367	10.36
Other Income (Expense)	(680,871)	(0.34)	6,991,313	3.22
Net Income	$5,561,255	2.79	$29,496,680	13.58

    The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2023 and 2022:

	Year Ended September 30, 2023	Year Ended September 30, 2022
Production:
Ethanol sold (gallons)	64,779,275	66,268,466
Dried distillers grains sold (tons)	104,349	94,077
Modified distillers grains sold (tons)	110,238	121,043
Corn oil sold (pounds)	17,553,020	18,466,990
Revenues:
Ethanol average price per gallon (net of hedging)	$2.34	$2.52
Dried distillers grains average price per ton	223.57	231.16
Modified distillers grains average price per ton	115.88	114.76
Corn oil average price per pound	0.62	0.66
Primary Inputs:
Corn ground (bushels)	22,248,317	22,338,824
Natural gas (MMBtu)	1,601,918	1,571,101
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$6.61	$6.77
Natural gas average price per MMBtu (net of hedging)	4.57	6.13
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.082	$0.085
Denaturant cost	0.046	0.051
Electricity cost	0.074	0.052
Direct labor cost	0.076	0.072

Revenue

    For our 2023 fiscal year, ethanol sales comprised approximately 76.0% of our revenues; distillers grains sales comprised approximately 18.2% of our revenues; and corn oil sales comprised approximately 5.5% of our revenues. For our 2022 fiscal year, ethanol sales comprised approximately 77.2% of our revenues; distillers grains sales comprised approximately 16.5% of our revenues; and corn oil sales comprised approximately 5.7% of our revenues.

    Ethanol

    The average price we received per gallon of ethanol sold was approximately 7% lower during our 2023 fiscal year compared to our 2022 fiscal year. Energy prices, including gasoline prices, were lower in 2023, which negatively impacted the market price of ethanol. In addition, lower corn prices typically have an impact on ethanol prices. During our 2023 fiscal year, corn prices were lower on average compared to our 2022 fiscal year which correlated with lower ethanol prices. Management anticipates that ethanol prices will remain at their current levels during our 2024 fiscal year due to expected consistent ethanol demand and ethanol supplies.

    We sold approximately 2% fewer gallons of ethanol during our 2023 fiscal year compared to our 2022 fiscal year due to reduced ethanol production during the 2023 period. Our ethanol production was less during our 2023 fiscal year compared to our 2022 fiscal year due to reduced corn to ethanol conversion efficiency during our 2023 fiscal year. Management anticipates consistent ethanol production during our 2024 fiscal year compared to our 2023 fiscal provided we do not experience any unexpected plant shutdowns or slowdowns.

    We experienced a gain of approximately $22,000 related to our ethanol derivative instruments during our 2023 fiscal year which increased our revenue. We experienced a gain of approximately $454,000 related to our ethanol derivative instruments during our 2022 fiscal year which increased our revenue.

Distillers Grains

    The average price we received for our dried distillers grains during our 2023 fiscal year was approximately 3% less per ton than the average price we received during our 2022 fiscal year primarily due to lower average corn prices during our 2023 fiscal year which typically impacts distillers grains prices. The average price we received from our modified distillers grains during our 2023 fiscal year was approximately 1% higher compared to our 2022 fiscal year due to stronger local demand for distillers grains partially offset by lower corn prices. Our modified distillers grains are primarily sold in our local market. Management anticipates distillers grains prices will be comparable during our 2024 fiscal year to our 2023 fiscal year due to anticipated consistent distillers grain demand and comparable corn prices. Further, the United States experienced strong distillers grains export demand during 2023 which may not continue. Without these distillers grains exports, distillers grains prices may be reduced during our 2024 fiscal year.

We sold approximately 10,000 more tons of dried distillers grains, an increase of approximately 11%, during our 2023 fiscal year compared to our 2022 fiscal year due to market conditions which incentivized us to sell more distillers grains in the dried form. Offsetting this increase, we sold approximately 11,000 fewer tons of modified distillers grains, a decrease of approximately 9% during our 2023 fiscal year compared to our 2022 fiscal year. These two changes resulted in an overall decrease in our distillers grains production due to less production generally. We decide whether to produce dried distillers grains versus modified/wet distillers grains based on market conditions and the relative cost of producing each form of distillers grains. Management anticipates that distillers grains production will remain at its current mix during our 2024 fiscal year unless distillers grains exports increase significantly which could favor producing more dried distillers grains.

    Corn Oil

    The average price we received for our corn oil was approximately 6.1% less during our 2023 fiscal year compared to our 2022 fiscal year primarily due to lower corn prices and increased oil supplies in the market which both negatively impacted market corn oil prices. The biodiesel blenders' tax credit was set to expire on December 31, 2022. However, the Inflation Reduction Act extended the biodiesel blenders' tax credit until December 31, 2024 which management believes will support corn oil prices through our 2024 fiscal year and the first quarter of our 2025 fiscal year. If the biodiesel blenders' credit expires in the future, we anticipate that corn oil demand will be lower.

    Our corn oil sales decreased by approximately 4.9% during our 2023 fiscal year compared to our 2022 fiscal year due to decreased overall production at the ethanol plant during our 2023 fiscal year. Management anticipates that corn oil production will remain at its current levels during our 2024 fiscal year due to expected strong corn oil demand from the biodiesel and renewable diesel industries.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and energy expenses. Our total cost of goods sold was lower for our 2023 fiscal year compared to our 2022 fiscal year due primarily to lower corn and natural gas costs during our 2023 fiscal year.

Corn Costs

Our cost of goods sold related to corn was approximately 2.7% less during our 2023 fiscal year compared to our 2022 fiscal year due to lower average corn costs per bushel along with slightly less bushels of corn used during our 2023 fiscal year. Our average cost per bushel of corn used, without including our derivative instrument gains and losses, was approximately 2.4% lower during our 2023 fiscal year compared to our 2022 fiscal year. Management attributes this decrease in corn costs to a larger corn crop harvested in the fall of 2023 which resulted in lower market corn prices compared to the corn prices we experienced during our 2022 fiscal year. Because the corn crop harvested in the fall of 2023 was larger than in 2022 it may result in lower corn prices during our 2024 fiscal year. Management believes that there will be sufficient corn in our local market to continue to operate the ethanol plant at capacity during our 2024 fiscal year. Our corn use decreased by approximately 0.4% during our 2023 fiscal year compared to our 2022 fiscal year due to decreased overall production at the ethanol plant. Management anticipates that we will use a comparable amount of corn in the future provided operating margins remain favorable.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. On September 30, 2023, we had forward corn purchase contracts for various delivery periods through May 2024 for a total commitment of approximately 6 million bushels of corn. We had a gain of approximately $2,363,000 related to our corn derivative instruments which decreased our cost of goods sold during our 2023 fiscal year. We had a gain of approximately $1,616,000 related to our corn derivative instruments during our 2022 fiscal year which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

    Natural Gas Costs

    Our total natural gas costs to operate the ethanol plant were lower for our 2023 fiscal year compared to our 2022 fiscal year due to decreased natural gas costs per MMBtu partially offset by increased natural gas consumption during the 2023 period. Our average cost per MMBtu of natural gas was approximately 25.4% lower during our 2023 fiscal year compared to our 2022 fiscal year. Management believes this decrease in natural gas costs during our 2023 fiscal year was due to lower energy prices generally during our 2023 fiscal year. We used approximately 2.0% more MMBtu of natural gas during our 2023 fiscal year compared to our 2022 fiscal year due to increased dried distiller grains production at the ethanol plant which uses more natural gas. Management expects that natural gas prices will remain lower during our 2024 fiscal year unless we experience a colder than average winter which could result in natural gas price spikes which could negatively impact delivered natural gas costs, particularly during the winter months.

General and Administrative Expenses

    Our general and administrative expense was higher during our 2023 fiscal year than our 2022 fiscal year due to an increase in professional fees and permitting expenses related to our Carbon Capture and Store and USP ethanol projects during the 2023 period.

Other Income/Expense

    We had more interest income during our 2023 fiscal year compared to our 2022 fiscal year due to having more cash on hand during the 2023 period along with higher interest rates during the 2023 period. Our other income was less during our 2023 fiscal year compared to our 2022 fiscal year. During our 2022 fiscal year, we had partial forgiveness of our Ethanol Recovery Loan and the receipt of a USDA Biofuels Producers Relief Payment which resulted in higher other income during the 2022 fiscal year. We had more interest expense during our 2023 fiscal year compared to our 2022 fiscal year due to having more borrowing on our loans and higher interest rates on our outstanding loans.

Results of Operations for the Years Ended September 30, 2022 and 2021

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses, and other items to total revenues in our statements of operations for the years ended September 30, 2022 and 2021

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

    Corn Oil

The average price we received for our corn oil was approximately 61.0% higher during our 2022 fiscal year compared to our 2021 fiscal year primarily due to additional corn oil demand from the biodiesel and renewable diesel industries along with higher corn and soybean oil prices which both positively impact market corn oil prices. On December 17, 2019, Congress renewed the biodiesel blenders' credit retroactively for 2019 and for a total of five years. This certainty for the biodiesel blenders' credit positively impacted demand for corn oil during that time period which has supported market corn oil prices.

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

Natural Gas Costs

Our total natural gas costs to operate the ethanol plant were higher for our 2022 fiscal year compared to our 2021 fiscal year due to increased natural gas costs per MMBtu and increased natural gas consumption during the 2022 period. Our average cost per MMBtu of natural gas was approximately 121.3% higher during our 2022 fiscal year compared to our 2021 fiscal year. Natural gas exports to Europe, due in part to the war in Ukraine, impacted domestic natural gas prices. We used approximately 24.6% more MMBtu of natural gas during our 2022 fiscal year compared to our 2021 fiscal year due to increased overall production at the ethanol plant along with the fact that we produced more dried distillers grains which uses more natural gas.

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

Changes in Financial Condition for the Year Ended September 30, 2023 and 2022

    Current Assets. We had more cash and equivalents on our balance sheet on September 30, 2023 compared to September 30, 2022 due to using less cash for capital expenditures during our 2023 fiscal year compared to our 2022 fiscal year. We had less restricted cash on September 30, 2023 compared to September 30, 2022 as a result of having less cash deposited in our margin account with our commodities broker related to our risk management positions. We had more accounts receivable on September 30, 2023 compared to September 30, 2022 due primarily to the timing of payments from our product marketers at the end of our 2023 fiscal year compared to the end of our 2022 fiscal year. We had less inventory on hand on September 30, 2023 compared to September 30, 2022 due to less finished goods inventory on September 30, 2023 due primarily to the timing of the end of our 2023 fiscal year compared to the end of our 2022 fiscal year and the amount of finished goods we had during the 2023 period.

    Property, Plant and Equipment. The gross value of our property, plant and equipment was higher on September 30, 2023 compared to September 30, 2022 due primarily to placing into service capital projects during our 2023 fiscal year. The gross value of our property, plant and equipment is offset by our accumulated depreciation resulting in a lower net property, plant and equipment at September 30, 2023 compared to September 30, 2022.

    Other Assets. Our other assets were higher on September 30, 2023 than at September 30, 2022 due primarily to an increase in our leased equipment and an increase in our patronage equity with Roughrider Electric Cooperative. The net right of use asset related to our operating leases was higher on September 30, 2023 than at September 30, 2022 due to an increase in the amount of equipment we were leasing partially offset by amortization of our operating leases during our 2023 fiscal year. In addition, due to increased electric costs during our 2023 fiscal year, our patronage equity with Roughrider Electric Cooperative was higher.

    Current Liabilities. Our accrued expenses were higher on September 30, 2023 compared to September 30, 2022 due to having more accrued compensation and benefits for our employees on September 30, 2023 compared to September 30, 2022. The current maturities of our long-term debt was lower on September 30, 2023 compared to September 30, 2022 due to our debt refinancing which extended the maturity date of our loans. The current portion of our operating lease liability was higher on September 30, 2023 compared to September 30, 2022 due to amortization of our leases during the 2023 fiscal year.

    Long-term Liabilities. We had more long-term liabilities on September 30, 2023 compared to September 30, 2022 due to our loan refinancing which moved a portion of the current maturity of notes payable at September 30, 2022 to long-term debt at September 30, 2023. We had a higher long-term liability related to operating leases on September 30, 2023 compared to September 30, 2022 due to having more equipment leases at September 30, 2023 compared to September 30, 2022, partially offset by regular amortization of our operating leases.

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

Allowance for Credit Losses

    Management's estimate of the Allowance for Credit Losses is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Credit Losses as of September 30, 2023 could impact net income by approximately $4,000 for our 2024 fiscal year.

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

    The following table shows cash flows for the years ended September 30, 2023 and 2022:

	2023	2022
Net cash provided by operating activities	$10,814,443	$24,059,078
Net cash (used in) investing activities	(2,744,472)	(20,328,018)
Net cash provided by (used in) financing activities	(4,670,883)	2,205,711
Net increase in cash	$3,399,088	$5,936,771
Cash and equivalents, end of period	$14,551,103	$11,152,015

Cash Flow from Operations

Our operations provided less cash during our 2023 fiscal year compared to our 2022 fiscal year due primarily to a lower net income we generated during the 2023 period compared to our 2022 fiscal year. We used less cash to purchase inventory during our 2023 fiscal year which positively impacted our cash flow during that period compared to our 2022 fiscal year. We had a significant change in the value of our derivative instruments and noncash patronage equity which impacted our cash flow generated during our 2023 fiscal year.

Cash Flow from Investing Activities

We used less cash for capital expenditures during our 2023 fiscal year compared to our 2022 fiscal year. During our 2022 fiscal year we had significant capital expenditures related to the implementation of carbon capture and sequestration where we capture carbon dioxide ("CO2") from the fermentation process and inject into a saline formation to lower the carbon intensity value if our ethanol.

Cash Flow from Financing Activities

Our financing activities provided less cash during our 2023 fiscal year due primarily to loan proceeds we received during our 2022 fiscal year partially offset by a smaller dividend we paid during our 2023 fiscal year.

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

Capital Expenditures

    We had approximately $1.9 million in construction in progress as of September 30, 2023 related to corn storage and silo repair and equipment needed for the CCS project. During our fiscal year ended September 30, 2023, we placed in service approximately $1.1 million in capital projects, primarily in upgrading the Poseidon Tank.

Capital Resources

Revolving Loan

On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 5.0%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date was March 31, 2022. On April 8, 2022, the Revolving Loan maturity date was extended to April 7, 2023. On April 8th, 2023, the Revolving Loan was renewed and the new maturity date is April 5, 2024. The Revolving Loan is secured by a lien on substantially all of our assets. At September 30, 2023, we had $10 million available on the Revolving Loan. The variable interest rate on September 30, 2023 was 7.5%.

Construction Loan

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and CCS Construction Loan. Interest accrues on any outstanding balance on the Loan at a fixed rate of 4.65%. We make annual payments of approximately $3.1 million due in January of each year. The outstanding balance at September 30, 2023 was approximately $22 million. The maturity date of the Loan is January 31, 2032. The Loan is secured by a lien on substantially all of our assets.

Ethanol Recovery Program

On July 13, 2020, we entered into a loan with the Bank of North Dakota Ethanol Recovery Program and Cornerstone for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of September 30, 2023 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We make monthly payments of approximately $73,000 per month with the balance outstanding on September 30, 2023 of approximately $306,000.

Contractual Obligations and Commercial Commitments

    We have the following contractual obligations as of September 30, 2023:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years	Thereafter
Long-term debt obligations	$22,525,268	$2,337,173	$6,698,096	$7,692,564	$5,797,435
Corn purchases *	30,921,074	30,921,074	—	—	—
Water purchases	1,060,000	424,000	636,000	—	—
Operating lease obligations	2,122,550	376,021	1,195,510	551,019	—
Finance leases	5,291	4,611	680		—
Total	$56,634,183	$34,062,879	$8,530,286	$8,243,583

* - Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2023 for basis contracts that had not yet been fixed.

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

    As of September 30, 2023, we had approximately 6 million bushels of corn under fixed price contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

    We estimate that our expected corn usage will be between 20  million and 23 million bushels per calendar year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas, and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of September 30, 2023, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2023. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(15,975,000)
Corn	20,600,000	Bushels	10%	$(10,648,312)
Natural gas	1,664,000	MMBtu	10%	$(374,000)

    For comparison purposes, below is our analysis for our fiscal year ended September 30, 2022.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(14,697,000)
Corn	20,600,000	Bushels	10%	$(14,008,000)
Natural gas	1,664,000	MMBtu	10%	$(1,464,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Red Trail Energy, LLC (the Company) as of September 30, 2023 and 2022, and the related statements of operations, changes in members’ equity, and cash flows, for the years ended September 30, 2023, 2022, and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended September 30, 2023, 2022, and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation

As discussed in Note 1 of the financial statements, the Company’s balance of inventory was $9,099,945 as of September 30, 2023. The valuation of inventories, including corn raw materials, work in process, and ethanol finished goods, requires management to make significant assumptions and complex judgments about the inventory cost and net realizable value. These assumptions include the assessment of net realizable value by inventory category, considering market inputs and demand for their products.

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

The primary procedures we performed to address this critical audit matter included:

•Gaining an understanding of management’s processes, controls and methodology to develop the estimates.
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

Denver, Colorado
December 29, 2023

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2023	September 30, 2022

Current Assets
Cash and equivalents	$11,617,435	$6,366,990
Restricted cash	2,933,668	4,785,025
Accounts receivable, net, primarily related party	7,669,441	4,879,011
Inventory	9,099,945	12,544,033
Prepaid expenses	369,430	512,770
Total current assets	31,689,919	29,087,829

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	17,662,538	17,662,538
Buildings	15,320,492	14,930,003
Plant and equipment and railroad	122,444,522	121,465,514
Construction in progress	1,986,776	1,191,290
	158,748,009	156,583,026
Less accumulated depreciation	83,208,524	77,104,977
Net property, plant and equipment	75,539,485	79,478,049

Other Assets
Right of use operating lease assets, net	2,122,550	405,631
Investment in RPMG	940,642	605,000
Patronage equity	6,457,604	5,399,515
Deposits	40,000	40,000
Total other assets	9,560,796	6,450,146

Total Assets	$116,790,200	$115,016,024

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2023	September 30, 2022

Current Liabilities
Accounts payable	$6,805,187	$6,885,442
Accrued expenses	1,921,880	1,531,123
Commodities derivative instruments, at fair value	—	1,162,273
Accrued loss on firm purchase commitments (see note 5)	—	9,000
Customer deposits	38,294	10,636
Current maturities of notes payable	2,341,784	18,751,634
Current portion of operating lease liabilities	376,021	271,968
Total current liabilities	11,483,166	28,622,076

Long-Term Liabilities
Notes payable, less current maturities	20,188,774	419,150
Long-term operating lease liabilities, net of current portion	1,746,528	133,663
Total long-term liabilities	21,935,302	552,813
Commitments and Contingencies (Notes 6, 8, 10 and 14)

Members’ Equity (40,148,160 Class A Membership Units issued and outstanding on September 30, 2023 and 2022, respectively)	83,371,732	85,841,135

Total Liabilities and Members’ Equity	$116,790,200	$115,016,024

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021

Revenues, primarily related party	$199,645,418	$217,135,121	$119,084,611

Cost of Goods Sold
Cost of goods sold	186,981,830	189,606,091	103,667,724
Lower of cost or net realizable value adjustment	74,000	337,080	263,777
Loss on firm purchase commitments	535,000	885,000	184,000
Total Cost of Goods Sold	187,590,830	190,828,171	104,115,501

Gross Profit	12,054,588	26,306,950	14,969,110

General and Administrative Expenses	5,812,462	3,801,583	3,239,245

Operating Income	6,242,126	22,505,367	11,729,865

Other Income (Expense)
Interest income	112,627	31,524	55,691
Other income	292,988	6,983,063	890,818
Interest expense	(1,086,486)	(23,274)	(50,695)
Total other income (expense), net	(680,871)	6,991,313	895,814

Net Income	$5,561,255	$29,496,680	$12,625,679

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$0.14	$0.73	$0.31

Diluted	$0.14	$0.73	$0.31

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Years Ended September 30, 2023, 2022 and 2021

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Retained Earnings	Units	Amount	Total Member Equity

Balances - September 30, 2020	40,148,160	$39,044,595	$75,541	$21,620,256	140,000	$(159,540)	$60,580,852
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(3,211,856)	—	—	(3,211,856)
Net Income	—	—	—	12,625,679	—	—	12,625,679

Balances - September 30, 2021	40,148,160	$39,044,595	$75,541	$31,034,079	140,000	$(159,540)	$69,994,675
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(13,650,220)	—	—	(13,650,220)
Net Income	—	—	—	29,496,680	—	—	29,496,680

Balances - September 30, 2022	40,148,160	$39,044,595	$75,541	$46,880,539	140,000	$(159,540)	$85,841,135
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(8,030,658)	—	—	(8,030,658)
Net Income	—	—	—	5,561,255	—	—	5,561,255

Balances - September 30, 2023	40,148,160	$39,044,595	$75,541	$44,411,136	140,000	$(159,540)	$83,371,732
(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021

Cash Flows from Operating Activities
Net income	$5,561,255	$29,496,680	$12,625,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,336,196	4,327,706	4,921,531
Loss on disposal of fixed assets	11,196	—	—
Change in fair value of derivative instruments	(1,162,273)	1,162,273	42,005
Accrued purchase commitment losses (gains)	(9,000)	(175,000)	54,000
Lower of cost or net realizable value adjustment	74,000	337,080	263,777
Loss on firm purchase commitments	535,000	885,000	184,000
Increase in Noncash patronage equity	(1,058,089)	(475,392)	(383,160)
Loan forgiveness	—	(2,650,773)	(873,400)
Change in operating assets and liabilities:
Accounts receivable, net, primarily related party	(2,790,431)	(3,410,490)	494,716
Inventory	2,835,088	(2,219,271)	(1,856,747)
Prepaid expenses	143,341	(46,734)	(94,753)
Customer deposits	27,659	(372)	11,008
Accounts payable and accrued expenses	310,501	(3,171,629)	4,333,180
Net cash provided by operating activities	10,814,443	24,059,078	19,721,836

Cash Flows from Investing Activities
Proceeds from Disposal of Equipment	35,550	—	—
Investment in RPMG	(335,642)	—	—
Capital expenditures	(2,444,380)	(20,328,018)	(23,053,910)
Net cash (used in) investing activities	(2,744,472)	(20,328,018)	(23,053,910)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	—	(1,343,608)	1,343,608
Dividends paid	(8,030,658)	(13,650,220)	(3,211,856)
Proceeds from notes payable	7,000,000	18,000,000	—
Debt and finance lease repayments	(3,640,225)	(800,461)	(696,923)
Net cash provided by (used in) financing activities	(4,670,883)	2,205,711	(2,565,171)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3,399,088	5,936,771	(5,897,245)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	11,152,015	5,215,244	11,112,489
Cash, Cash Equivalents and Restricted Cash - End of Period	$14,551,103	$11,152,015	$5,215,244

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$11,617,435	$6,366,990	$508,521
Restricted Cash	2,933,668	4,785,025	4,706,723
Total Cash, Cash Equivalents and Restricted Cash	$14,551,103	$11,152,015	$5,215,244

Supplemental Disclosure of Cash Flow Information
Interest paid	$85,451	$79,149	$50,695
Noncash Investing and Financing Activities
Operating lease asset acquired	$2,157,569	$—	$81,729
Capital expenditures in accounts payable	$—	$53,201	$964,494
Capitalized Interest	$—	$411,875	$—
Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owns and operates a 65 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”). The Plant commenced production on January 1, 2007. Fuel grade ethanol, distillers grains and corn oil are the Company's primary products. All products are marketed and sold primarily within the continental United States.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, inventory and allowance for credit losses. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates fair value. Balances in excess of federally insured limits are not covered by FDIC insurance; these balances total $14.8 million. Restricted cash is cash deposited in our margin account with our commodities broker related to our risk management positions.

Investment in RPMG

RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We own approximately 5.3% of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Jodi Johnson, our Chief Executive Officer. The Company accounts for the investment in RPMG at cost minus impairment.

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

All receivables are stated at amounts due from customers net of any allowance for credit losses. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. The Company had an allowance for credit losses of $41,675 and $78,503 at September 30, 2023 and 2022, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

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

Long-lived Assets

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized. For the year

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

ended September 30, 2023 the Company capitalized $1.6 million in assets related to structural upgrades to the silos and updates to our Poseidon Tank. The present values of finance lease obligations are classified as a liability and the related assets are included in property, plant and equipment. Amortization of equipment under finance leases is included in depreciation expense.

Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years
Land improvements	15	30
Buildings	10	40
Plant and equipment	7	20
Railroad	10	30

Depreciation expense included in cost of goods sold is $5,298,318 for the year ended September 30, 2023, $4,027,744 for the year ended September 30, 2022 and $4,832,462 for the year ended September 30, 2021. Depreciation expense included in general and administrative expenses is $1,037,875 for the year ended September 30, 2023, $299,962 for the year ended September 30, 2022, and $89,069 for the year ended September 30, 2021.

Long-lived assets, such as property, plant, and equipment subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including, but not limited to, discounted cash flow models, quoted market values and third-party independent appraisals.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2023 and 2022 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair values because of their short-term nature. The fair values of notes payable approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

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

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2023.

2. CONCENTRATIONS

Coal and Natural Gas

In previous years coal was an important input to our manufacturing process. During the second quarter of our 2015 fiscal year we converted the energy source for our ethanol plant to natural gas. As a result, we do not anticipate using coal to fire the ethanol plant in the future and changes in the price or availability of coal will not impact our operations. However, we maintain the equipment necessary to operate the ethanol plant using coal as the fuel source which management believes could benefit us in the future, especially if natural gas prices increase or natural gas is not available at the ethanol plant. The Company signed a sales agreement with Rainbow Gas Company to supply natural gas to the plant through October 2024. The Company's intentions are to run the plant on natural gas and renew the supply agreement with its current natural gas supplier.

Sales

We are substantially dependent upon RPMG for the purchase, marketing, and distribution of our ethanol, DDGS, and corn oil. RPMG purchases 100% of the ethanol, DDGS, and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS, and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS, and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS, and corn oil and adversely affect our business and operations

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 89% and 81% of the Company's outstanding trade receivables balance at September 30, 2023 and 2022, respectively. Approximately 93%, 90%, and 93% of revenues are comprised of sales to RPMG for the years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively.

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

Revenue by Source

The following table disaggregates revenue by major source for the twelve months ended September 30, 2023, 2022, and 2021.

Revenues	For the twelve months ended September 30, 2023 (audited)	For the twelve months ended September 30, 2022 (audited)	For the twelve months ended September 30, 2021 (audited)
Ethanol, E85 and Industrial Ethanol	$151,715,123	$167,657,194	$91,624,027
Distillers Grains	36,259,096	35,713,434	21,221,826
Syrup	649,811	1,477,622	1,009,857
Corn Oil	10,823,649	12,114,628	5,070,067
Other	197,739	172,243	158,834
Total revenue from contracts with customers	$199,645,418	$217,135,121	$119,084,611

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue and classify such costs as a component of cost of goods sold.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The beginning and ending balances for accounts receivable and customer deposits were as follows for the periods ended September 30, 2023, 2022, and 2021.

	September 30, 2023 (audited)	September 30, 2022 (audited)	September 30, 2021 (audited)
Accounts receivable	$7,669,441	$4,879,011	$1,468,521
Customer deposits	$38,294	$10,636	$11,008

4. DERIVATIVE INSTRUMENTS

Commodity Contracts

As part of its hedging strategy, the Company may enter into ethanol, soybean, soybean oil, natural gas, and corn commodity-based derivatives in order to protect cash flows from fluctuations caused by volatility in commodity prices and in order to protect gross profit margins from potentially adverse effects of market and price volatility on ethanol sales, corn oil sales, and corn purchase commitments where the prices are set at a future date. These derivatives are not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Ethanol derivative and soybean oil derivative fair market value gains or losses are included in the results of operations and are classified as revenue and corn derivative and natural gas derivative changes in fair market value are included in cost of goods sold.

As of:	September 30, 2023				September 30, 2022
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	—	—	bushels	$—	1,080	5,400,000	bushels	$(1,144,000)
Soybean oil options	—	—	gal	—	48	28,800	gal	(18,273)
Total fair value				$—				$(1,162,273)
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2023 and September 30, 2022:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2023	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Balance Sheet - as of September 30, 2022	Asset	Liability
Commodity derivative instruments, at fair value	$—	$1,162,273
Total derivatives not designated as hedging instruments for accounting purposes	$—	$1,162,273

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2023	Amount of gain (loss) recognized in income during the year ended September 30, 2022	Amount of gain (loss) recognized in income during the year ended September 30, 2021
Corn derivative instruments	Cost of Goods Sold	$2,362,917	$1,615,619	$1,367,491
Ethanol derivative instruments	Revenue	21,999	454,365	1,487,966
Natural gas derivative instruments	Cost of Goods Sold	(74,000)	(107,450)	1,410
Total		$2,310,916	$1,962,534	$2,856,867

5. INVENTORY
Inventory is valued at lower of cost or net realizable value. Inventory values as of September 30, 2023 and September 30, 2022 were as follows:

As of	September 30, 2023	September 30, 2022
Raw materials, including corn, chemicals and supplies	$4,263,403	$6,887,201
Work in process	1,435,905	1,340,059
Finished goods, including ethanol and distillers grains	1,918,439	2,702,129
Spare parts	1,482,198	1,614,644
Total inventory	$9,099,945	$12,544,033

Lower of cost or net realizable value adjustments for the years ended September 30, 2023, and 2022 and 2021 were as follows:

	For the year ended September 30, 2023	For the year ended September 30, 2022	For the year ended September 30, 2021
Loss on firm purchase commitments	$535,000	$885,000	$184,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	74,000	337,080	263,777
Total loss on lower of cost or market adjustments	$609,000	$1,222,080	$447,777

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2023 and 2022, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $535,000 and $885,000 for the fiscal years ended September 30, 2023 and 2022, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $74,000 and $337,080 for the fiscal years ended September 30, 2023 and 2022, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or net realizable value adjustment” on the statements of operations.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

6. BANK FINANCING

Revolving Loan

On February 3, 2022, the Company renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). The maturity date of the Revolving Loan has most recently been renewed and extended on April 6, 2023, and the new maturity date is April 5, 2024. At September 30, 2023, the Company had $10 million available on the Revolving Loan. Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.0% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 5.0%. The variable interest rate on September 30, 2023 was 7.5%.

Construction Loans

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and CCS Construction Loan. The maturity date of the Loan is January 31, 2032. The fixed interest rate is 4.65%. At September 30, 2023 the outstanding balance on the combined CCS loan is approximately $22 million.

Paycheck Protection

On April 16, 2020, the Company received a Paycheck Protection Program Loan (the "PPP Loan") for $873,400 with Cornerstone. The maturity date of the PPP Loan was April 16, 2022. The fixed interest rate was 1%. Under the terms of the loan, the Company applied for forgiveness of the entire amount of the PPP Loan on October 31, 2020, in accordance with PPP regulations, which provided for the possibility of loan forgiveness because the Company used all the proceeds of the PPP Loan for qualifying expenses in accordance with PPP requirements. The entire amount of the PPP Loan was forgiven on January 20, 2021. The forgiven amount was recorded as other income.

Ethanol Recovery Program

On July 13, 2020 the Company received a loan through the Bank of North Dakota Ethanol Recovery Program and Cornerstone Bank for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 31, 2021 we received forgiveness of $2.65 million of the loan. The maturity date of the loan is July 13, 2025. At September 30, 2023 the outstanding balance was approximately $306,000. The fixed interest rate on September 30, 2023 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%.
The Company's loans are secured by a lien on substantially all of the assets of the Company.

Schedule of debt maturities for the years ended September 30	Totals
2024	$2,341,784
2025	2,134,246
2026	2,229,314
2027	2,335,215
2028	2,446,147
Thereafter	11,043,852
Total	$22,530,558

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and September 30, 2022, respectively.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

Fair Value Measurement Using
	Carrying Amount as of September 30, 2023	Fair Value as of September 30, 2023	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$—	$—	$—	$—	$—

Fair Value Measurement Using
	Carrying Amount as of September 30, 2022	Fair Value as of September 30, 2022	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$1,162,273	$1,162,273	$1,162,273	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

8. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the twelve months ended September 30, 2023, the Company's estimated discount rate was 4.75%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's leases have remaining lease terms of approximately 1 year to 7 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At September 30, 2023, the weighted average remaining lease term is 5 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms, or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $867,000 for the year ended September 30, 2023, $948,000 for the year ended September 30, 2022, and $750,000 for the year ended September 30, 2021.

Equipment under financing leases consists of office equipment and plant equipment. Equipment under financing leases is as follows at:

As of	September 30, 2023	September 30, 2022
Equipment	$493,414	$493,414
Less accumulated amortization	(243,277)	(219,833)
Net equipment under finance lease	$250,137	$273,581

At September 30, 2023, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the years ending September 30:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

	Operating Leases	Financing Leases
2024	$376,021	$4,611
2025	381,258	679
2026	409,434
2027	404,817
2028	551,019
Total minimum lease commitments	$2,122,549	$5,290
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$5,290

9. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses, and distributions. As of September 30, 2023, 2022, and 2021 there were 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 treasury units as of September 30, 2023, 2022, and 2021, respectively.

Total units authorized are 40,288,160 as of September 30, 2023, 2022, and 2021.

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments

Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2023, the Company had various fixed price contracts for the purchase of approximately 6 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $30.9 million related to the 6 million bushels under contract.

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with to the $10 million cap and the 10 year termination of this obligation. The Company paid Bismarck Land Company, LLC $400,000 during our 2023 fiscal year and has paid a total of $1,647,581 as of September 30, 2023.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $183,000, $155,000, and $130,000 to the 401k plan for the years ended September 30, 2023 and 2022, and 2021, respectively.

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

		September 30, 2023	September 30, 2022
Balance Sheet
Accounts receivable		$6,939,350	$4,086,689
Accounts Payable		1,299,333	60,412
Accrued Expenses		—	7,645

	For the year ended September 30, 2023	For the year ended September 30, 2022	For the year ended September 30, 2021
Statement of Operations
Revenues	$188,262,423	$202,902,678	$107,501,604
Cost of goods sold	3,338,134	3,249,001	1,851,143
General and administrative	39,889	—	169,910

Inventory Purchases	$38,614,812	$40,383,126	$14,080,623

13. SUBSEQUENT EVENTS

On December 20, 2023 the board of directors declared a $0.15 distribution payable to shareholders as of record on December 20, 2023. The distribution will be paid in January 2024.

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS") which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2023, 2022 and 2021

rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015, and 2016 which are lower than the statutory requirements in the RFS. In addition, on May 31, 2016, the EPA issued a proposed renewable volume obligation for 2017 of 14.8 billion gallons of conventional biofuels, still lower than the statutory requirement in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019 and 2020 RFS final rules. On June 21, 2023, the EPA issued the final renewable volume obligation for 2023, 2024, and 2025 which were set at 15 billion gallons for conventional biofuels.

The Company anticipates that the results of operations during fiscal year 2024 will be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn due to increased demand for grain from global and national markets, the 2023 drought that ranged from across the plains, Midwest, and South regions, speculation in the commodity markets, and demand for corn from the ethanol industry.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Year Ended September 30, 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$44,498,440	$54,652,822	$49,690,760	$50,803,396
Gross profit (loss)	3,389,237	962,698	1,652,430	6,050,223
Operating income (loss)	2,148,927	(585,455)	341,954	4,336,700
Net income (loss)	1,865,215	(799,450)	136,250	4,359,240
Net income (loss) per unit-basic and diluted	0.05	(0.02)	—	0.11

Year Ended September 30, 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$60,827,197	$51,677,779	$55,720,460	$48,909,685
Gross profit (loss)	17,809,414	5,079,156	6,437,590	(3,019,210)
Operating income (loss)	16,712,235	4,419,297	5,638,600	(4,264,765)
Net income (loss)	19,371,546	4,439,004	9,921,072	(4,234,942)
Net income (loss) per unit-basic and diluted	0.48	0.11	0.25	(0.11)

Year Ended September 30, 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,557,555	$34,264,089	$42,741,846	$14,521,121
Gross profit (loss)	3,653,352	6,125,603	10,370,203	(5,180,048)
Operating income (loss)	2,243,816	5,215,440	9,516,024	(5,245,415)
Net income (loss)	2,265,694	6,093,896	9,505,434	(5,239,345)
Net income (loss) per unit-basic and diluted	0.06	0.15	0.24	(0.13)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Jodi Johnson, and Chief Financial Officer ("CFO"), Joni Entze, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2023.  Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

    Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based upon Internal Control-Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

    No director or officer of the Company adopted or terminated any contractor, instruction or written plan for the purchase or sale of the Company's securities. No trades were made by the Company or any of the Company's directors or officers in the last quarter ended September 30, 2023. The Company did not adopt or terminate any Rule 10b5-1 trading arrangement in the Company's last quarter ended September 30, 2023.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference in the definitive proxy statement from our 2024 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2023 fiscal year end. This proxy statement is referred to in this report as the "2024 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

    Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Financial Statements

The financial statements appear beginning at page 32 of this report.

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

RED TRAIL ENERGY, LLC

Date:	December 29, 2023	/s/ Jodi Johnson
Jodi Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 29, 2023	/s/ Joni Entze
Joni Entze
Chief Financial Officer
(Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 29, 2023	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	December 29, 2023	/s/ Syd Lawler
Syd Lawler, Governor

Date:	December 29, 2023	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	December 29, 2023	/s/ Ron Aberle
Ron Aberle, Governor

Date:	December 29, 2023	/s/ Mike Appert
Mike Appert, Governor

Date:	December 29, 2023	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	December 29, 2023	/s/ William A. Price
William A. Price, Governor