Form 10-Q
period 2023-12-31
RED TRAIL ENERGY, LLC
filed 2024-02-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	December 31, 2023

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 15, 2024, there were 40,148,160 Class A Membership Units issued and outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2023	September 30, 2023
	(Unaudited)
Current Assets
Cash and equivalents	$16,563,108	$11,617,435
Restricted cash - margin account	4,703,269	2,933,668
Accounts receivable, net, primarily related party	4,999,684	7,669,441
Inventory	16,395,696	9,099,945
Prepaid expenses	1,151,180	369,430
Total current assets	43,812,937	31,689,919

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	17,662,538	17,662,538
Buildings	15,320,492	15,320,492
Plant and equipment	122,534,331	122,444,522
Construction in progress	2,345,183	1,986,776
	159,196,225	158,748,009
Less accumulated depreciation	84,799,719	83,208,524
Net property, plant and equipment	74,396,506	75,539,485

Other Assets
Right of use operating lease assets, net	2,022,812	2,122,550
Investment in RPMG	940,642	940,642
Patronage equity	6,391,988	6,457,604
Deposits	40,000	40,000
Total other assets	9,395,442	9,560,796

Total Assets	$127,604,885	$116,790,200

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2023	September 30, 2023
	(Unaudited)
Current Liabilities
Accounts payable	12,355,131	6,805,187
Accrued expenses	2,368,267	1,921,880
Distribution payable	6,022,224	—
Commodities derivative instruments, at fair value (see note 3)	1,467,392	—
Accrued loss on firm purchase commitments (see notes 4 and 8)	1,394,000	—
Customer deposits	154,901	38,294
Current maturities of notes payable	2,123,035	2,341,784
Current portion of operating lease liabilities	369,278	376,021
Total current liabilities	26,254,228	11,483,166

Long-Term Liabilities
Notes payable	20,188,095	20,188,774
Long-term operating lease liabilities	1,653,534	1,746,528
Total long-term liabilities	21,841,629	21,935,302
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	79,509,028	83,371,732

Total Liabilities and Members’ Equity	$127,604,885	$116,790,200

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$43,456,009	$44,498,440

Cost of Goods Sold
Cost of goods sold	38,958,689	40,645,203
Loss on firm purchase commitments	1,394,000	464,000
Total Cost of Goods Sold	40,352,689	41,109,203

Gross Profit	3,103,320	3,389,237

General and Administrative Expenses	1,295,942	1,240,310

Operating Income	1,807,378	2,148,927

Other Income (Expense)
Interest income	165,894	13,073
Other income (expense), net	455,147	(17,511)
Interest (expense)	(267,904)	(279,274)
Total other income (expense), net	353,137	(283,712)

Net Income	$2,160,515	$1,865,215

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160

Diluted	40,148,160	40,148,160

Net Income Per Unit
Basic	$0.05	$0.05

Diluted	$0.05	$0.05

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
Cash Flows from Operating Activities
Net income	$2,160,515	$1,865,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,591,194	1,577,279
Loss on disposal of fixed assets	—	19,759
Change in fair value of derivative instruments	1,467,393	(959,510)
Loss on firm purchase commitments	1,394,000	464,000
Noncash patronage equity	65,616	—
Accounts receivable, net, primarily related party	2,669,757	(530,859)
Inventory	(8,689,751)	(3,464,178)
Prepaid expenses	(781,751)	(583,641)
Customer deposits	116,607	270,154
Accounts payable	5,549,944	8,013,288
Accrued expenses	446,388	148,233
Accrued loss on firm purchase commitments	1,394,000	464,000
Net cash provided by operating activities	7,383,912	7,283,740

Cash Flows from Investing Activities
Investment in RPMG	—	(335,642)
Proceeds from disposal of fixed assets	—	23,000
Capital expenditures	(448,214)	(1,029,977)
Net cash used in investing activities	(448,214)	(1,342,619)

Cash Flows from Financing Activities
Distribution Paid	(995)	—
Proceeds from notes payable	—	6,789,836
Debt repayments	(219,429)	(1,141)
Net cash (used for) provided by financing activities	(220,424)	6,788,695

Net Change in Cash, Cash Equivalents and Restricted Cash	6,715,274	12,729,816
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	14,551,103	11,152,015
Cash, Cash Equivalents and Restricted Cash - End of Period	$21,266,377	$23,881,831

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$16,563,108	$19,851,325
Restricted cash	4,703,269	4,030,506
Total Cash, Cash Equivalents and Restricted Cash	$21,266,377	$23,881,831

Supplemental Disclosure of Cash Flow Information
Interest paid	$267,904	$279,274
Noncash Investing and Financing Activities
Distribution payable	$6,022,224	$—
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2023

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2023, contained in the Company's Annual Report on Form 10-K.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2024.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, inventory, and allowance for credit losses. Actual results could differ from those estimates.
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

Revenue by Source

The following table disaggregates revenue by major source for the three months ended December 31, 2023 and 2022.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2023

Revenues	For the three months ended December 31, 2023 (unaudited)	For the three months ended December 31, 2022 (unaudited)
Ethanol, E85 and Industrial Alcohol	$32,058,346	$31,751,619
Distillers Grains	8,001,772	9,536,527
Syrup	144,647	150,122
Corn Oil	3,179,871	3,009,481
Other	71,373	50,691
Total revenue from contracts with customers	$43,456,009	$44,498,440

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The ending and opening balances for accounts receivable and customer deposits were as follows:

	For the period ended December 31, 2023 (unaudited)	For the period ended September 30, 2023 (unaudited)	For the period beginning October 1, 2022 (unaudited)
Accounts receivable	$4,999,684	$7,669,441	$4,879,011
Customer deposits	154,901	38,294	10,636

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

As of:	December 31, 2023 (unaudited)				September 30, 2023
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	1,680	8,400,000	bushels	$1,028,062	—	—	bushels	$—
Natural gas futures	53	530,000	dk	$439,330	—	—	dk	$—
Total fair value				$1,467,392				$—
Amounts are combined on the balance sheet - negative numbers represent liabilities

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2023

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2023 and September 30, 2023:

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2023 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$1,467,392
Total derivatives not designated as hedging instruments for accounting purposes	$—	$1,467,392

Balance Sheet - as of September 30, 2023	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended December 31, 2023 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2022 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$776,649	$1,183,562
Ethanol derivative instruments	Revenue	—	21,429
Natural gas derivative instruments	Cost of Goods Sold	439,330	—
Total		$1,215,979	$1,204,991

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of December 31, 2023 and September 30, 2023 were as follows:

	December 31, 2023 (unaudited)	September 30, 2023
Raw materials, including corn, chemicals and supplies	$11,129,113	$4,263,403
Work in process	1,226,701	1,435,905
Finished goods, including ethanol and distillers grains	1,862,644	1,918,439
Spare parts	2,177,238	1,482,198
Total inventory	$16,395,696	$9,099,945

Lower of cost or net realizable value adjustments for the three months ended December 31, 2023 and 2022 were as follows:

	For the three months ended December 31, 2023 (unaudited)	For the three months ended December 31, 2022 (unaudited)
Loss on firm purchase commitments	$1,394,000	$464,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$—
Total loss on lower of cost or net realizable value adjustments	$1,394,000	$464,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of December 31, 2023, the average

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2023

price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than the approximated market price. Based on this information, the Company has estimated loss on firm purchase commitments of approximately $1,394,000 and $464,000 for the three months ended December 31, 2023 and 2022, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

Ethanol Recovery Program

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone Bank ("Cornerstone"). The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 3, 2021 we received forgiveness of $2.65 million of the loan. The forgiveness was recorded as other income. The outstanding balance as of December 31, 2023 was $87,193. The maturity date of the loan is July 13, 2025. The fixed interest rate on December 31, 2023 was 3.75% with an interest rate being bought down through the Bank of North Dakota to 1%.

Revolving Loan

On February 3, 2022 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone. On February 3, 2022 the maturity date was extended to March 31, 2022. On April 8, 2022 the Revolving Loan was renewed. The new maturity date was April 7, 2023. Subsequent to year end the Revolving Loan was renewed and now has a maturity date of April 4, 2024. At December 31, 2023, we had $10 million available under the Revolving Loan. The variable interest rate on December 31, 2023 was 7.250%.

Construction Loans

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and Second Construction Loan. We make annual payments of approximately $3.1 million that is due in January each year. The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%. The outstanding balance as of December 31, 2023, was $22.2 million.

Each of the Company's loans are secured by a lien on substantially all of the assets of the Company.

Schedule of debt maturities and finance lease liabilities for the twelve months ending December 31	Totals
2024	$2,123,035
2025	2,133,567
2026	2,229,314
2027	2,335,215
2028	2,446,147
Thereafter	11,043,852
Total	$22,311,130

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and September 30, 2023, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2023

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2023 (unaudited)	Fair Value as of December 31, 2023 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$1,467,393	$1,467,393	$1,467,393	$—	$—
Total	$1,467,393	$1,467,393	$1,467,393	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2023	Fair Value as of September 30, 2023	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2023, the Company's estimated weighted -average discount rate was 7.25%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has elected the short-term lease exemption for all leases with a term of 12 months or less for both existing and ongoing operating leases to not recognize the asset and liability for those leases. Lease payments for short-term leases are recognized on straight-line basis.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to seven years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At December 31, 2023 the weighted average remaining lease term was six years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms, or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $65,500 and $107,000 for the three months ended December 31, 2023 and 2022, respectively. Rent expense for short-term leases was approximately $117,000 and $193,000 for the three months ended December 31, 2023 and 2022, respectively.

Equipment under financing leases consists of office equipment and plant equipment. At December 31, 2023 and September 30, 2023, equipment under financing leases was as follows:

	December 31, 2023	September 30, 2023
Equipment	$493,414	$493,414
Less accumulated amortization	(249,138)	(243,277)
Net equipment under financing lease	$244,276	$250,137

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2023

At December 31, 2023, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending December 31:

	Operating Leases	Financing Leases
2024	$369,277	$4,141
2025	388,124	—
2026	410,534	—
2027	406,115	—
2028	448,762	—
Total minimum lease commitments	$2,022,812	4,141
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$4,141

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At December 31, 2023, the Company had various fixed price contracts for the purchase of approximately 7.1 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $34.1 million related to the 7.1 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company has paid Bismarck Land Company, LLC $1,647,581 as of December 31, 2023.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains, and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

	December 31, 2023 (unaudited)	September 30, 2023
Balance Sheet
Accounts receivable	$3,894,997	$6,939,350
Accounts payable	1,420,168	1,299,333

	For the three months ended December 31, 2023 (unaudited)	For the three months ended December 31, 2022 (unaudited)
Statement of Operations
Revenues	$42,144,640	$40,400,856
Cost of goods sold	789,359	1,011,858

Inventory Purchases	$8,801,010	$4,656,486

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

During volatile market conditions, the Company experiences certain risks and uncertainties, which could have a severe impact on operations. The Company's revenues are derived primarily from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States. Corn for the production process is supplied to the Plant primarily from local agricultural producers and from purchases on the open market. The Company's operating and financial performance is largely driven by prices at which the Company sells ethanol and distillers grains and by the cost at which it is able to purchase corn for operations. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol generally selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government programs, global political or economic issues, including but not limited to the war in Ukraine and sanctions associated therewith, or global damaging growing conditions, such as plant disease or adverse weather, including drought, increased fertilizer costs as well as global conflicts, including but not limited to unrest in the Middle East.

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS"), which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016, which were lower than the statutory requirements in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019, 2020, 2021, and 2022 RFS final rules. The final RFS for 2022 was significantly larger than 2021, with a final volume requirement of 20.63 billion gallons and a supplemental standard of .25 billion gallons. The final RFS for 2023 and 2024 had a volume requirement of 20.94 billion gallons and 21.54 billion gallons, respectively.

The Company anticipates that the results of operations during the remainder of fiscal year 2024 will continue to be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, and demand for corn from the ethanol industry.

11. MEMBER'S EQUITY

Changes in member's equity for the three months ended December 31, 2023 and 2022.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2023

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2022	$39,044,595	$75,541	$46,880,539	$(159,540)	$85,841,135
Net income	—	—	1,865,215	—	1,865,215
Balances December 31, 2022	$39,044,595	$75,541	$48,745,754	$(159,540)	$87,706,350

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2023	$39,044,595	$75,541	$44,411,136	$(159,540)	$83,371,732
Distribution			(6,023,219)		(6,023,219)
Net income	—	—	2,160,515	—	2,160,515
Balances - December 31, 2023	$39,044,595	$75,541	$40,548,432	$(159,540)	$79,509,028

12. SUBSEQUENT EVENTS

On January 12, 2024 the Company paid the $0.15 distribution declared on December 20, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2023, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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
•Economic impacts from global conflicts, including impacts from the conflict in the Middle East following the attack in Israel by Hamas;
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
•Reductions in demand for fuel, including ethanol, as electric car production increases; and
•Competition from alternative fuels and alternative fuel additives.

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

Results of Operations for the Three Months Ended December 31, 2023 and 2022

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31, 2023 (Unaudited)		Three Months Ended December 31, 2022 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$43,456,009	100.00	$44,498,440	100.00
Cost of Goods Sold	40,352,689	92.86	41,109,203	92.38
Gross Profit	3,103,320	7.14	3,389,237	7.62
General and Administrative Expenses	1,295,942	2.98	1,240,310	2.79
Operating Income	1,807,378	4.16	2,148,927	4.83
Other Income (Loss), net	353,137	0.81	(283,712)	(0.64)
Net Income	$2,160,515	4.97	$1,865,215	4.19

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2023 and 2022.

	Three Months Ended December 31, 2023 (unaudited)	Three Months Ended December 31, 2022 (unaudited)
Production:
Ethanol sold (gallons)	16,704,306	13,458,814
Dried distillers grains sold (tons)	25,666	21,999
Modified distillers grains sold (tons)	32,396	33,769
Corn oil sold (pounds)	5,438,520	4,474,520
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.92	$2.36
Dried distillers grains average price per ton	198.00	244.49
Modified distillers grains average price per ton	90.13	123.13
Corn oil average price per pound	0.58	0.67
Primary Inputs:
Corn ground (bushels)	5,968,261	5,349,898
Natural gas (MMBtu)	413,325	391,732
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.62	$6.48
Natural gas average price per MMBtu (net of hedging)	4.08	5.86
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.104	$0.090
Denaturant cost	0.048	0.047
Electricity cost	0.118	0.097
Direct labor cost	0.097	0.089

Revenue

    Our total revenue was lower in the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year primarily due to decreased average prices for our products during the first quarter of our 2024 fiscal year. During the first quarter of our 2024 fiscal year, approximately 73.8% of our total revenue was derived from ethanol sales, approximately 18.4% was from distillers grains sales, approximately 0.4% was from syrup sales, and approximately 7.3% was from corn oil sales. During the first quarter of our 2023 fiscal year, approximately 71.3% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 21.4% was from distillers grains sales, approximately 0.8% was from syrup sales and approximately 6.8% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol, without taking into account our hedge positions, was lower during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year. Management attributes this decrease in average ethanol prices received to lower gasoline prices during the first quarter of our 2024 fiscal year compared to the 2023 period which has an impact on ethanol prices. Management anticipates that energy prices will remain lower than the 2023 fiscal year but higher than the prices we experienced during the first quarter of our 2024 fiscal year.
    We sold slightly more gallons of ethanol during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to rail disruptions from adverse weather during our 2023 fiscal year. Management anticipates ethanol production to be consistent during the rest of our 2024 fiscal year to 2023 fiscal year levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into forward sales contracts for our products. At December 31, 2023, we had no open ethanol futures contracts. At December 31, 2022, we had no open ethanol futures contracts.

    Distillers Grains

    During the first quarter of our 2024 fiscal year, we sold more tons of distillers grains compared to the same period of our 2023 fiscal year due to increased production. Production was lower during the same 2023 fiscal year period due to rail disruptions and adverse weather. We sold a majority of our distiller grains during the 2024 period in the modified form due to demand factors which favored the modified product. The average price we received for both our dried and modified distillers grains was lower during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to lower market corn prices during the 2024 period. As distillers grains are a feed product which competes with corn, when corn prices are lower it has a corresponding impact on distillers grains prices. Management anticipates distillers grains prices will remain at their current levels during the rest of our 2024 fiscal year but they may change at the beginning of our 2025 fiscal year depending on the amount of corn harvested in the fall of 2024. Management anticipates distillers grains production will remain at its current mix during the rest of our 2024 fiscal year.

    Corn Oil

    The total pounds of corn oil we sold was higher during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to increased corn oil production during the 2024 period compared to the 2023 period. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2024 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity and provided the market price of corn oil remains at current levels. The average price we received for our corn oil during the first quarter of our 2024 fiscal year was lower than the average price we received during the first quarter of our 2023 fiscal year. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However, oil supplies have also increased which have impacted the market price of corn oil.

Syrup

The total gallons of syrup we sold was lower during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to decreased overall production. Management anticipates that our syrup production will remain at the current levels for the remaining quarters of our 2024 fiscal year provided that market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our syrup during the first quarter of our 2024 fiscal year was lower compared to the average price we received during the first quarter of our 2023 fiscal year primarily due to discounted pricing to ensure product moves in a timely manner.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was slightly lower for the first quarter of our 2024 fiscal year as compared to the first quarter of our 2023 fiscal year due primarily to lower corn cost per bushel and lower natural gas costs per MMBtu along with increased corn and natural gas consumption during the 2024 fiscal year.

Corn Costs

Our cost of goods sold related to corn was lower for the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to a decreased average cost per bushel of corn, without taking derivative instrument positions into account, along with increased corn consumption. For the first quarter of our 2024 fiscal year, we used approximately 11.6% more bushels of corn compared to the first quarter of our 2023 fiscal year due to improved corn to ethanol conversion rates during the 2024 period along with increased ethanol production. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 28.7% lower for the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to lower market corn prices during the first quarter of our 2024 fiscal year. In addition, during the first quarter of our 2024 fiscal year, we had a realized gain of approximately $776,649 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the first quarter of our 2023 fiscal year, we had a realized gain of approximately $1.18 million for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain lower during the rest of our 2024 fiscal year due to expected favorable weather which we anticipate will result in a larger corn crop to be harvested in the fall of 2024.

    Natural Gas Costs

    We used approximately 5.5% more MMBtu of natural gas during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to increased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 30.4% lower during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to lower energy prices compared to our 2023 fiscal year. We had a realized gain on our natural gas derivative instruments of approximately $46,000 for the first quarter of our 2024 fiscal year. We had no realized gain or loss on our natural gas derivative instruments during the first quarter of our 2023 fiscal year. Management anticipates relatively stable natural gas prices during the rest of our 2024 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were higher for the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to additional consulting fees and CCS payments to pore space owners related to our carbon sequestration project.

Other Income/Expense

    We had more interest income during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to more cash on hand during our 2024 fiscal year. Our other income was higher during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year . We had less interest expense during the first quarter of our 2024 fiscal year compared to the first quarter of our 2023 fiscal year due to decreased borrowing on our loans.

Changes in Financial Condition for the Three Months Ended December 31, 2023

    Current Assets

We had more cash and cash equivalents at December 31, 2023 compared to September 30, 2023 primarily due to deferred corn payments we make early in January each year. We had more restricted cash in our margin account at December 31, 2023 compared to September 30, 2023 due to changing values of our derivative instrument positions. Due to the timing of shipments, the value of our accounts receivable was lower at December 31, 2023 compared to September 30, 2023. We had more inventory on hand at December 31, 2023 compared to September 30, 2023 due primarily to more raw material inventory on hand at December 31, 2023 compared to September 30, 2023. Our prepaid expenses were higher at December 31, 2023 compared to September 30, 2023 due to an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment

The value of our property, plant and equipment was less at December 31, 2023 compared to September 30, 2023 due to regular depreciation of our assets during the first three months of our 2024 fiscal year partially offset by capital projects which were completed and higher construction in progress at December 31, 2023 compared to September 30, 2023.

Other Assets

Our right of use operating lease assets at December 31, 2023 was lower compared to September 30, 2023 due to the termination of the telehandler lease.

    Current Liabilities

Our accounts payable was higher at December 31, 2023 compared to September 30, 2023 due to having more corn payables and the distribution payable at December 31, 2023 compared to September 30, 2023. Our accrued expenses were higher at December 31, 2023 compared to September 30, 2023 due to higher accrued corn payables. We had a higher liability associated with our corn derivative instrument positions at December 31, 2023 compared to September 30, 2023 due to changing market corn prices compared to our derivative instrument positions. We had a higher accrued loss on our firm corn purchase commitments due to the difference between the market value of our firm corn purchases and the contract price of our corn purchases. We had a smaller current maturity associated with our notes payable due to renewals of our long-term debt as of December 31, 2023 compared to September 30, 2023. We had less current portion of operating lease liabilities at December 31, 2023 compared to September 30, 2023 due to the termination of the telehandler lease.

    Long-Term Liabilities

Our notes payable balance was negligibly lower at December 31, 2023 compared to September 30, 2023. We had slightly lower long-term liabilities for our operating leases at December 31, 2023 due additional equipment leases partially offset by amortization of our long-term leases during our 2023 fiscal year.

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

    The following table shows cash flows for the three months ended December 31, 2023 and 2022:

	December 31, 2023 (unaudited)	December 31, 2022 (unaudited)
Net cash provided by operating activities	$7,383,912	$7,283,740
Net cash used in investing activities	(448,214)	(1,342,619)
Net cash (used for) provided by financing activities	(220,424)	6,788,695
Net increase in cash	$6,715,274	$12,729,816
Cash, cash equivalents and restricted cash, end of period	$21,266,377	$23,881,831

Cash Flow from Operations

    Our operations provided more cash during the three months ended December 31, 2023 compared to the same period of our 2023 fiscal year due primarily to increased net income during the 2024 period offset by non-cash adjustments to net income.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the three months ended December 31, 2023 compared to the same period of our 2023 fiscal year. During the 2024 period, our primary capital expenditures were to finalize our CCS project and restorations to the cooling tower.

Cash Flow from Financing Activities

Our financing activities provided less cash during the three months ended December 31, 2023 compared to the same period of our 2023 fiscal year due to fewer proceeds we received from our debt instruments during the 2024 fiscal year. We had debt repayments and a distribution which was paid during the our 2023 fiscal year which used cash during that period.

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

Plans for Cash in the Short Term and in the Long Term

In the next 12 months, the Company plans to reinvest its cash into current business operations and to use the cash for the finalization of the CCS project and the completion of the cooling tower restoration. In the long term, the Company plans to reinvest its cash into current business operations and may provide further distributions to its members.

Capital Expenditures

    The Company had approximately $2.3 million in construction in progress as of December 31, 2023 primarily relating to our carbon capture and storage project and completion of the cooling tower restoration. The Company plans to finance this construction in progress using cash from current business operations.

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of 1.2% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 3.0%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date was March 31, 2022. On April 8, 2022, the Revolving Loan maturity date was extended to April 7, 2023. On April 8, 2023 we renewed the Revolving Loan. The new maturity date is April 5, 2024. The Revolving Loan is secured by a lien on substantially all of our assets. At December 31, 2023, we had $10 million available on the Revolving Loan. The variable interest rate on December 31, 2023 was 7.25%.

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

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and Second Construction Loan (the "Consolidated Loan"). The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%. The outstanding balance as of December 31, 2023 was $22.2 million.

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of December 31, 2023 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. We typically make monthly payments of approximately $74,000 per month. On December 3, 2021 we received forgiveness of $2.65 million of the loan, and the balance outstanding on December 31, 2023 was approximately $87,193.

Significant Accounting Policies and Estimates

    We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There has been no significant change in our critical accounting estimates since the end of our 2023 fiscal year.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of December 31, 2023, we had no amount outstanding on our variable interest rate loans, however we could have funds outstanding under our revolving loan which has a variable interest rate in the future. If we were to experience a 10% increase in the variable portion of our loans, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of December 31, 2023, would be immaterial.

Commodity Price Risk

    We expect to be exposed to market risk from changes in commodity prices. Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process and the sale of ethanol. Our exposure to commodity price risk may be heightened due to the crisis in Ukraine and the Middle East.

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

    As of December 31, 2023 we had corn futures and option contracts for approximately 7,124,000 bushels of corn. As of December 31, 2023 we had an unrealized loss of approximately $1,394,000 related to our corn futures and options contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol. RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At December 31, 2023, we had no fixed ethanol sales contracts and ethanol futures and option contracts. As of December 31, 2023 we had no unrealized gain or loss related to ethanol futures and option contracts.

    We estimate that our corn usage will be between 18 million and 20 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of December 31, 2023, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from December 31, 2023. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(10,224,000)
Corn	22,821,429	Bushels	10%	$(6,749,792)
Natural gas	1,664,000	MMBtu	10%	$(429,040)

For comparison purposes, our sensitivity analysis for our quarter ended December 31, 2022 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(14,697,000)
Corn	19,825,000	Bushels	10%	$(12,886,000)
Natural gas	1,334,000	MMBtu	10%	$(867,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Jodi Johnson, along with our Chief Financial Officer, (the principal financial officer), Joni Entze, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this review and evaluation, these officers believe that our disclosure controls and procedures were effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended December 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

    There have been no material changes to the risk factors which were previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2023.

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

RED TRAIL ENERGY, LLC

Date:	February 15, 2024	/s/ Jodi Johnson
Jodi Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 15, 2024	/s/ Joni Entze
Joni Entze
Chief Financial Officer
(Principal Financial and Accounting Officer)