Form 10-Q
period 2024-03-31
RED TRAIL ENERGY, LLC
filed 2024-05-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 15, 2024, there were 40,148,160 Class A Membership Units issued and outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2024	September 30, 2023
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$2,264,910	$11,617,435
Restricted cash - margin account	3,171,044	2,933,668
Accounts receivable, net, primarily related party	3,606,335	7,669,441
Inventory	12,522,365	9,099,945
Prepaid expenses	1,074,559	369,430
Total current assets	22,639,213	31,689,919

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	17,662,538	17,662,538
Buildings	15,333,676	15,320,492
Plant and equipment	124,237,004	122,444,522
Construction in progress	1,036,265	1,986,776
	159,603,164	158,748,009
Less accumulated depreciation	86,397,756	83,208,524
Net property, plant and equipment	73,205,408	75,539,485

Other Assets
Right of use operating lease assets, net	1,927,731	2,122,550
Investment in RPMG	940,642	940,642
Patronage equity	6,391,988	6,457,604
Deposits	40,000	40,000
Total other assets	9,300,361	9,560,796

Total Assets	$105,144,982	$116,790,200

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2024	September 30, 2023
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$3,148,056	$6,805,187
Accrued expenses	1,217,591	1,921,880
Commodities derivative instruments, at fair value (see note 3)	1,603,750	—
Accrued loss on firm purchase commitments (see notes 4 and 8)	983,000	—
Customer deposits	60,437	38,294
Current maturities of notes payable	5,103,020	2,341,784
Current portion of operating lease liabilities	368,329	376,021
Total current liabilities	12,484,183	11,483,166

Long-Term Liabilities
Notes payable	18,054,528	20,188,774
Long-term operating lease liabilities	1,559,403	1,746,528
Total long-term liabilities	19,613,931	21,935,302
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	73,046,868	83,371,732

Total Liabilities and Members’ Equity	$105,144,982	$116,790,200

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$34,034,993	$54,652,822	$77,491,003	$99,151,262

Cost of Goods Sold
Cost of goods sold	38,959,146	53,690,124	77,917,835	94,261,328
Lower of cost or net realizable value adjustment	—	—	—	74,000
Loss on firm purchase commitments	—	—	1,394,000	464,000
Total Cost of Goods Sold	38,959,146	53,690,124	79,311,835	94,799,328

Gross Profit (Loss)	(4,924,153)	962,698	(1,820,832)	4,351,934

General and Administrative Expenses	1,292,273	1,548,153	2,588,215	2,788,463

Operating Income (Loss)	(6,216,426)	(585,455)	(4,409,047)	1,563,471

Other Income (Expense)
Interest income	55,204	16,952	221,098	30,025
Other income (expense), net	1,162	44,356	456,308	26,846
Interest (expense)	(246,085)	(275,303)	(513,989)	(554,577)
Total other income (expense), net	(189,719)	(213,995)	163,417	(497,706)

Net Income (Loss)	$(6,406,145)	$(799,450)	$(4,245,630)	$1,065,765

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$(0.16)	$(0.02)	$(0.11)	$0.03

Diluted	$(0.16)	$(0.02)	$(0.11)	$0.03

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities
Net income (Loss)	$(4,245,630)	$1,065,765
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,189,232	3,161,340
Loss on disposal of fixed assets	—	9,759
Change in fair value of derivative instruments	1,603,750	(855,707)
Lower of cost of net realizable value adjustment	—	74,000
Loss on firm purchase commitments	983,000	464,000
Noncash patronage equity	65,616	—
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	4,063,107	(6,420,790)
Inventory	(4,405,422)	(2,554,757)
Prepaid expenses	(705,130)	(412,059)
Customer deposits	22,143	14,058
Accounts payable	(3,657,131)	(1,066,685)
Accrued expenses	(704,285)	785,708
Accrued loss on firm purchase commitments	983,000	348,000
Net cash used in operating activities	(2,807,750)	(5,387,368)

Cash Flows from Investing Activities
Investment in RPMG	—	(335,642)
Proceeds from disposal of fixed assets	—	33,000
Capital expenditures	(855,153)	(1,587,935)
Net cash used in investing activities	(855,153)	(1,890,577)

Cash Flows from Financing Activities
Distribution Paid	(6,079,234)	(6,024,235)
Disbursements in excess of bank balances	—	2,287,740
Proceeds from notes payable	5,025,834	7,000,000
Debt repayments	(4,398,846)	(3,204,891)
Net cash provided by (used for) financing activities	(5,452,246)	58,614

Net Change in Cash, Cash Equivalents and Restricted Cash	(9,115,149)	(7,219,331)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	14,551,103	11,152,015
Cash, Cash Equivalents and Restricted Cash - End of Period	$5,435,954	$3,932,684

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$2,264,910	$438,120
Restricted cash	3,171,044	3,494,564
Total Cash, Cash Equivalents and Restricted Cash	$5,435,954	$3,932,684

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,054,692	$434,331
Noncash Investing and Financing Activities
Operating lease asset acquired	$—	$1,620,653
Capital expenditures in accounts payable	$—	$7,353
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2024

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2023, contained in the Company's Annual Report on Form 10-K filed with the SEC on December 29, 2023.

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

Reduced Carbon Dioxide Fuels Credits

The Company recently entered a market to sell voluntary carbon dioxide reduction credits. The Company is generating these credits through our carbon dioxide sequestration project. The Company holds these credits in inventory as we seek buyers who are interested in purchasing the credits. The Company is using the inventory method of accounting for these credits and we are not including these credits as assets on our balance sheet as they have negligible incremental costs associated with generating the credits. When the Company enters into a contract to sell these credits, we will include the amount we agree to receive for the credits in income.

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

2. REVENUE

Revenue Recognition

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the Company's contracts with customers are met, which is when the customer obtains control of such products and typically occurs upon shipment (depending on the terms of the underlying contracts). Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver specified volumes of co-products over a contractual period of less than 12 months. In such instances, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue when control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2024

Revenue by Source

The following table disaggregates revenue by major source for the six months ended March 31, 2024 and 2023.

Revenues	For the three months ended March 31, 2024 (unaudited)	For the three months ended March 31, 2023 (unaudited)	For the six months ended March 31, 2024 (unaudited)	For the six months ended March 31, 2023 (unaudited)
Ethanol, E85 and Industrial Alcohol	$24,071,282	$41,088,724	$56,129,628	$72,840,342
Distillers Grains	7,441,164	10,671,682	15,442,936	20,208,210
Syrup	149,141	222,196	293,788	372,318
Corn Oil	2,329,121	2,613,649	5,508,993	5,623,130
NDGI Inspection Fee	44,285	56,571	115,658	107,262
Total revenue from contracts with customers	$34,034,993	$54,652,822	$77,491,003	$99,151,262

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The ending balances for accounts receivable and customer deposits were as follows for the periods six months ended March 31, 2024 and 2023:

	For the period ended March 31, 2024 (unaudited)	For the period ended March 31, 2023 (unaudited)
Accounts receivable	$3,606,335	$11,299,801
Customer deposits	60,437	24,694

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2024

As of:	March 31, 2024 (unaudited)				September 30, 2023
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	1,800	9,000,000	bushels	$(1,603,750)	—	—	bushels	$—
Natural gas futures	—	—	dk	$—	—	—	dk	$—
Total fair value				$(1,603,750)				$—
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at March 31, 2024 and September 30, 2023:

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2024 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$(1,603,750)
Total derivatives not designated as hedging instruments for accounting purposes	$—	$(1,603,750)

Balance Sheet - as of September 30, 2023	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended March 31, 2024 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2023 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2024 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2023 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(2,566,073)	$479,865	$(1,824,534)	$1,663,427
Soybean oil derivative instruments	Revenue	—	—	—	21,429
Natural gas derivative instruments	Cost of Goods Sold	726,160	(119,610)	1,165,490	(119,610)
Total		$(1,839,913)	$360,255	$(659,044)	$1,565,246

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of March 31, 2024 and September 30, 2023 were as follows:

	March 31, 2024 (unaudited)	September 30, 2023
Raw materials, including corn, chemicals and supplies	$6,281,521	$4,263,403
Work in process	1,108,268	1,435,905
Finished goods, including ethanol and distillers grains	2,523,378	1,918,439
Spare parts	2,609,198	1,482,198
Total inventory	$12,522,365	$9,099,945

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2024

Lower of cost or net realizable value adjustments for the six months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31, 2024 (unaudited)	For the three months ended March 31, 2023 (unaudited)	For the six months ended March 31, 2024 (unaudited)	For the six months ended March 31, 2023 (unaudited)
Loss on firm purchase commitments	$—	$—	$1,394,000	$464,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$—	$—	$74,000
Total loss on lower of cost or net realizable value adjustments	$—	$—	$1,394,000	$538,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2024, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than the approximated market price. Based on this information, the Company has estimated loss on firm purchase commitments of approximately $1,394,000 and $464,000 for the six months ended March 31, 2024 and 2023, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

Ethanol Recovery Program

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone Bank ("Cornerstone"). The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 3, 2021 we received forgiveness of $2.65 million of the loan. The forgiveness was recorded as other income. The outstanding balance as of March 31, 2024 was $0. The maturity date of the loan is July 13, 2025. The fixed interest rate on March 31, 2024 was 3.75% with an interest rate being bought down through the Bank of North Dakota to 1%.

Revolving Loan

On February 3, 2022 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone. On April 8, 2022 the Revolving Loan was renewed with maturity date of April 7, 2023. Subsequent to year end the Revolving Loan was again renewed with a maturity date of April 4, 2024. On April 11, 2024 the Revolving loan was renewed for another year with a maturity date of April 5, 2025. Interest on Revolving Loan accrues on any outstanding balance at a rate of 0.25% less than the prime rate as published by the Wall Street Journal, which is adjusted monthly. The Revolving Loan has a minimum interest rate of 7.5%. At March 31, 2024, we had $7 million available under the Revolving Loan. The variable interest rate of the Revolving Loan on March 31, 2024 was 7.500%.

Construction Loans

On October 28, 2022, we entered into a $25 million loan to refinance two (2) previous construction loans. We make annual payments of approximately $3.1 million that is due in January each year. The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%. The outstanding balance as of March 31, 2024, was $20.0 million.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2024

Each of the Company's loans are secured by a lien on substantially all of the assets of the Company.

Schedule of debt maturities and finance lease liabilities for the twelve months ending March 31, 2024	Totals
2024	$5,103,020
2025	2,229,314
2026	2,335,215
2027	2,446,147
2028	2,562,340
Thereafter	8,481,512
Total	$23,157,548

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and September 30, 2023, respectively.

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2024 (unaudited)	Fair Value as of March 31, 2023 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$(1,603,750)	$(1,603,750)	$(1,603,750)	$—	$—
Total	$(1,603,750)	$(1,603,750)	$(1,603,750)	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2023	Fair Value as of September 30, 2023	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at the date of commencement of the lease based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the six months ended March 31, 2024, the Company's estimated weighted-average discount rate was 7.50%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has elected the short-term lease exemption for all leases with a term of 12 months or less for both existing and ongoing operating leases to not recognize the asset and liability for those leases. Lease payments for short-term leases are recognized on straight-line basis.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2024

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to seven years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At March 31, 2024 the weighted-average remaining lease term was six years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms, or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $391,000 and $539,000 for the six months ended March 31, 2024 and 2023, respectively.

Equipment under financing leases consists of office equipment and plant equipment. At March 31, 2024 and September 30, 2023, equipment under financing leases was as follows:

	March 31, 2024	September 30, 2023
Equipment	$493,414	$493,414
Less accumulated amortization	(254,999)	(243,277)
Net equipment under financing lease	$238,415	$250,137

At March 31, 2024, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending December 31:

	Operating Leases	Financing Leases
2024	$368,329	$2,990
2025	395,101	—
2026	408,563	—
2027	439,930	—
2028	315,809	—
Total minimum lease commitments	$1,927,732	2,990
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$2,990

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At March 31, 2024, the Company had various fixed price contracts for the purchase of approximately 5.7 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $25.6 million related to the 5.7 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2024

real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company has paid Bismarck Land Company, LLC $1,647,581 as of March 31, 2024.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains, and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	March 31, 2024 (unaudited)	September 30, 2023
Balance Sheet
Accounts receivable	$2,476,610	$6,939,350
Accounts payable	532,496	1,299,333
Accrued expenses	—	—

	For the three months ended March 31, 2024 (unaudited)	For the three months ended March 31, 2023 (unaudited)	For the six months ended March 31, 2024 (unaudited)	For the six months ended March 31, 2023 (unaudited)
Statement of Operations
Revenues	$30,856,456	$49,534,656	$103,857,552	$89,935,512
Cost of goods sold	832,575	1,002,393	2,454,509	2,014,251
General and administrative	—	39,889	—	39,889

Inventory Purchases	$11,122,503	$15,809,352	$31,046,016	$20,465,838

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

11. MEMBER'S EQUITY

Changes in member's equity for the six months ended March 31, 2024 and 2023.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2023	$39,044,595	$75,541	$44,411,136	$(159,540)	$83,371,732
Distribution	—	—	(6,023,219)	—	(6,023,219)
Net income	—	—	2,160,515	—	2,160,515
Balances December 31, 2023	$39,044,595	$75,541	$40,548,432	$(159,540)	$79,509,028
Distribution	—	—	(56,015)	—	(56,015)
Net (loss)	—	—	(6,406,145)	—	(6,406,145)
Balances - March 31, 2024	$39,044,595	$75,541	$34,086,272	$(159,540)	$73,046,868

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2022	$39,044,595	$75,541	$46,880,539	$(159,540)	$85,841,135
Net income	—	—	1,865,215	—	1,865,215
Balances - December 31, 2022	$39,044,595	$75,541	$48,745,754	$(159,540)	$87,706,350
Distribution	—	—	(6,024,235)	—	(6,024,235)
Net income	—	—	(799,450)	—	(799,450)
Balances - March 31, 2023	$39,044,595	$75,541	$41,922,069	$(159,540)	$80,882,665

12. SUBSEQUENT EVENTS

On April 10, 2024, the Company has paid-off the $3 million outstanding on the Revolving Loan referenced in Note 5 - Bank Financing, and the Company has since had $10 million available to draw on from the Revolving Loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month period ended March 31, 2024, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on December 29, 2023. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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
•Our ability to successfully produce and sell carbon dioxide removal credits on the Puro Registry;
•Limitations and restrictions contained in the instruments and agreements governing our indebtedness;
•Results of our hedging transactions and other risk management strategies;
•Changes and advances in ethanol production technology;
•Reductions in demand for fuel, including ethanol, as electric car production increases; and
•Competition from alternative fuels and alternative fuel additives.

Overview

    Red Trail Energy, LLC, a North Dakota limited liability company (the "Company," "Red Trail," or "we," "our," or "us"), owns and operates a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota. Our revenues are derived from the sale and distribution of our ethanol, distillers grains and corn oil primarily in the continental United States. Corn is our largest cost component and our profitability is highly dependent on the spread between the price of corn and the price of ethanol. The Company expects to receive some revenue from the sale of its carbon dioxide removal credits on the Puro Registry, a venture that is new to the Company.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024 (Unaudited)		Three Months Ended March 31, 2023 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$34,034,993	100.00	$54,652,822	100.00
Cost of Goods Sold	38,959,146	114.47	53,690,124	98.24
Gross Profit (Loss)	(4,924,153)	(14.47)	962,698	1.76
General and Administrative Expenses	1,292,273	3.80	1,548,153	2.83
Operating Income (Loss)	(6,216,426)	(18.26)	(585,455)	(1.07)
Other Income (Loss), net	(189,719)	(0.56)	(213,995)	(0.39)
Net Loss	$(6,406,145)	(18.82)	$(799,450)	(1.46)

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024 (unaudited)	Three Months Ended March 31, 2023 (unaudited)
Production:
Ethanol sold (gallons)	16,541,757	18,962,008
Dried distillers grains sold (tons)	17,475	20,474
Modified distillers grains sold (tons)	42,757	41,709
Corn oil sold (pounds)	5,265,720	4,131,960
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.45	$2.17
Dried distillers grains average price per ton	204.39	260.89
Modified distillers grains average price per ton	90.50	127.79
Corn oil average price per pound	0.44	0.63
Primary Inputs:
Corn ground (bushels)	5,960,129	5,773,459
Natural gas (MMBtu)	398,202	399,792
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$5.01	$6.79
Natural gas average price per MMBtu (net of hedging)	3.29	6.16
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.121	$0.061
Denaturant cost	0.045	0.044
Electricity cost	0.060	0.077
Direct labor cost	0.073	0.060

Revenue

    Our total revenue was lower in the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year primarily due to decreased average prices for our products during the second quarter of our 2024 fiscal year along with fewer gallons of ethanol sold during the 2024 period. During the second quarter of our 2024 fiscal year, approximately 70.7% of our total revenue was derived from ethanol sales, approximately 21.9% was from distillers grains sales, approximately 0.4% was from syrup sales, and approximately 6.8% was from corn oil sales. During the second quarter of our 2023 fiscal year, approximately 75.2% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 19.5% was from distillers grains sales, approximately 0.4% was from syrup sales and approximately 4.8% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol, without taking into account our hedge positions, was lower during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year. Management attributes this decrease in average ethanol prices received to increased market supply of ethanol and lower gasoline prices during the second quarter of our 2024 fiscal year compared to the 2023 period which has an impact on ethanol prices. Management anticipates that energy prices will remain lower than the 2023 fiscal year but higher than the prices we experienced during the second quarter of our 2024 fiscal year.
    We sold fewer gallons of ethanol during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to decreased corn to ethanol conversion ratios and rail disruptions that caused delay shipments during our 2024 fiscal year. Management anticipates ethanol production will be consistent during the rest of our 2024 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into futures contracts for our products. At March 31, 2024, we had no open ethanol futures contracts. At March 31, 2023, we had no open ethanol futures contracts.

    Distillers Grains

    During the second quarter of our 2024 fiscal year, we sold fewer tons of distillers grains compared to the same period of our 2023 fiscal year due to decreased production overall along with increased corn oil production during the 2024 period. When we produce more pounds of corn oil, it has a corresponding negative impact on the volume of distillers grains we produce. We sold a majority of our distiller grains during the 2024 period in the modified form due to demand factors which favored the modified product. The average price we received for both our dried and modified distillers grains was lower during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to lower market corn prices during the 2024 period. As distillers grains are a feed product which competes with corn, when corn prices are lower it has a corresponding negative impact on distillers grains prices. Management anticipates distillers grains prices will remain at their current levels during the rest of our 2024 fiscal year but they may change at the beginning of our 2025 fiscal year depending on the amount of corn harvested in the fall of 2024. Management anticipates distillers grains production will remain at its current mix during the rest of our 2024 fiscal year.

    Corn Oil

    The total pounds of corn oil we sold was higher during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to increased corn oil production during the 2024 period compared to the 2023 period. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2024 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity and provided the market price of corn oil remains at current levels. The average price we received for our corn oil during the second quarter of our 2024 fiscal year was lower than the average price we received during the second quarter of our 2023 fiscal year. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However, oil supplies have also increased which have impacted the market price of corn oil.

Syrup

The total gallons of syrup we sold was lower during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to decreased overall production. Management anticipates that our syrup production will remain at the current levels for the remaining quarters of our 2024 fiscal year provided that market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our syrup during the second quarter of our 2024 fiscal year was lower compared to the average price we received during the second quarter of our 2023 fiscal year primarily due to discounted pricing to ensure product moves in a timely manner.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the second quarter of our 2024 fiscal year as compared to the second quarter of our 2023 fiscal year due primarily to lower corn cost per bushel and lower natural gas costs per MMBtu along with increased corn consumption during the 2024 fiscal year.

Corn Costs

Our cost of goods sold related to corn was lower for the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to a decreased average cost per bushel of corn, without taking derivative instrument positions into account, along with increased corn consumption. For the second quarter of our 2024 fiscal year, we used approximately 3.2% more bushels of corn compared to the second quarter of our 2023 fiscal year due to less favorable corn to ethanol conversion rates during the 2024 period . The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 32.1% lower for the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to lower market corn prices during the second quarter of our 2024 fiscal year. In addition, during the second quarter of our 2024 fiscal year, we had a realized gain of approximately $777,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the second quarter of our 2023 fiscal year, we had a realized gain of approximately $1.18 million for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain lower during the rest of our 2024 fiscal year due to expected favorable weather which we anticipate will result in a larger corn crop to be harvested in the fall of 2024.

    Natural Gas Costs

    We used approximately 0.4% fewer MMBtu of natural gas during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to decreased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 64.6% lower during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to lower energy prices compared to our 2023 fiscal year. We had a realized gain on our natural gas derivative instruments of approximately $46,000 for the second quarter of our 2024 fiscal year. We had no realized gain or loss on our natural gas derivative instruments during the second quarter of our 2023 fiscal year. Management anticipates relatively stable natural gas prices during the rest of our 2024 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were lower for the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to a decrease in need for outside consulting for fuel pathway renewals.

Other Income/Expense

    We had more interest income during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to having more cash on hand during our 2024 fiscal year. Our other income was less during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to patronage dividends received last year and not in 2024. We had more interest expense during the second quarter of our 2024 fiscal year compared to the second quarter of our 2023 fiscal year due to termination of rental lease agreements.

Results of Operations for the Six Months Ended March 31, 2024 and 2023

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2024 and 2023:

	Six Months Ended March 31, 2024 (Unaudited)		Six Months Ended March 31, 2023 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$77,491,003	100.00	$99,151,262	100.00
Cost of Goods Sold	79,311,835	102.35	94,799,328	95.61
Gross Profit (Loss)	(1,820,832)	(2.35)	4,351,934	4.39
General and Administrative Expenses	2,588,215	3.34	2,788,463	2.81
Operating Income (Loss)	(4,409,047)	(5.69)	1,563,471	1.58
Other Income (Loss), net	163,417	0.21	(497,706)	(0.50)
Net Income (Loss)	$(4,245,630)	(5.48)	$1,065,765	1.07

    The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2024 and 2023.

	Six Months Ended March 31, 2024 (unaudited)	Six Months Ended March 31, 2023 (unaudited)
Production:
Ethanol sold (gallons)	33,188,342	32,420,822
Dried distillers grains sold (tons)	43,141	42,473
Modified distillers grains sold (tons)	75,153	75,478
Corn oil sold (pounds)	10,704,240	8,606,480
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.68	$2.25
Dried distillers grains average price per ton	200.59	252.40
Modified distillers grains average price per ton	90.34	125.71
Corn oil average price per pound	0.51	0.65
Primary Inputs:
Corn ground (bushels)	11,928,390	11,123,357
Natural gas (MMBtu)	811,527	791,524
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.71	$6.64
Natural gas average price per MMBtu (net of hedging)	3.69	6.02
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.113	$0.077
Denaturant cost	0.046	0.047
Electricity cost	0.089	0.090
Direct labor cost	0.085	0.075

Revenue

    Our total revenue was lower in the six months ended March 31, 2024 compared to 2023 primarily due to decreased average prices for our products during the six months ended March 31, 2024. During the six months ended March 31, 2024, approximately 72.4% of our total revenue was derived from ethanol sales, approximately 19.9% was from distillers grains sales, approximately 0.4% was from syrup sales, and approximately 7.1% was from corn oil sales. During the six months ended March 31, 2023, approximately 73.5% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 20.4% was from distillers grains sales, approximately 0.4% was from syrup sales and approximately 5.7% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol, without taking into account our hedge positions, was lower during the six months ended March 31, 2024 compared to 2023. Management attributes this decrease in average ethanol prices received to increased market ethanol supply and lower gasoline prices during the six months ended March 31, 2024 compared to the 2023 period which has an impact on ethanol prices. Management anticipates that energy prices will remain lower than the 2023 fiscal year but higher than the prices we experienced during the first six months of our 2024 fiscal year.
    We sold slightly more gallons of ethanol during the six months ended March 31, 2024 compared to 2023 due to rail disruptions from adverse weather during our 2023 fiscal year which reduced ethanol sales during that time period. Management anticipates ethanol production to be consistent during the rest of our 2024 fiscal year to 2023 fiscal year levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into futures contracts for our products. At March 31, 2024, we had no open ethanol futures contracts. At March 31, 2023, we had no open ethanol futures contracts.

    Distillers Grains

    During the six months ended March 31, 2024, we sold more tons of distillers grains compared to the same period of our 2023 fiscal year due to increased production. Production was lower during the same 2023 fiscal year period due to rail disruptions and adverse weather. We sold a majority of our distiller grains during the 2024 period in the modified form due to demand factors which favored the modified product. The average price we received for both our dried and modified distillers grains was lower during the six months ended March 31, 2024 compared to 2023 due to lower market corn prices during the 2024 period. As distillers grains are a feed product which competes with corn, when corn prices are lower it has a corresponding negative impact on distillers grains prices. Management anticipates distillers grains prices will remain at their current levels during the rest of our 2024 fiscal year but they may change at the beginning of our 2025 fiscal year depending on the amount of corn harvested in the fall of 2024. Management anticipates distillers grains production will remain at its current mix during the rest of our 2024 fiscal year.

    Corn Oil

    The total pounds of corn oil we sold was higher during the six months ended March 31, 2024 compared to 2023 due to increased corn oil production during the 2024 period compared to the 2023 period. Management anticipates that our corn oil production will remain at current levels for the remaining quarters of our 2024 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity and provided the market price of corn oil remains at current levels. The average price we received for our corn oil during the six months ended March 31, 2024 was lower than the average price we received during the six months ended March 31, 2023 due to excess corn oil supply in the market. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However, oil supplies have also increased which have impacted the market price of corn oil.

Syrup

The total gallons of syrup we sold was lower during the six months ended March 31, 2024 compared to 2023 due to decreased overall production. Management anticipates that our syrup production will remain at the current levels for the remaining quarters of our 2024 fiscal year provided that market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our syrup during the six months ended March 31, 2024 was lower compared to the average price we received during the six months ended March 31, 2023 primarily due to discounted pricing to ensure product moves in a timely manner.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023 due primarily to lower corn cost per bushel and lower natural gas costs per MMBtu along with increased corn and natural gas consumption during the 2024 fiscal year.

Corn Costs

Our cost of goods sold related to corn was lower for the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to a decreased average cost per bushel of corn, without taking derivative instrument positions into account, along with increased corn consumption. For the six months ended March 31, 2024, we used approximately 7.24% more bushels of corn compared to the six months ended March 31, 2023 due to increased overall production during the 2024 period. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 31.33% lower for the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to lower market corn prices during the six months ended March 31, 2024. In addition, during the six months ended March 31, 2024, we had a realized gain of approximately $777,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn. For the six months ended March 31, 2023, we had a realized gain of approximately $1.18 million for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain lower during the rest of our 2024 fiscal year due to expected favorable weather which we anticipate will result in a larger corn crop to be harvested in the fall of 2024.

    Natural Gas Costs

    We used approximately 2.53% more MMBtu of natural gas during the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to increased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 38.70% lower during the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to lower energy prices compared to our 2023 fiscal year. We had a realized gain on our natural gas derivative instruments of approximately $46,000 for the six months ended March 31, 2024. We had no realized gain or loss on our natural gas derivative instruments during the six months ended March 31, 2023. Management anticipates relatively stable natural gas prices during the rest of our 2024 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were slightly lower for the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to a decrease in need for outside consulting in fuel pathway renewals.

Other Income/Expense

    We had more interest income during the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to more cash on hand during our 2024 fiscal year. Our other income was higher during the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to receiving patronage from RPMG. We had slightly less interest expense during the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due to the termination of rental leases agreements.

Changes in Financial Condition for the Six Months Ended March 31, 2024

    Current Assets

We had less cash and cash equivalents at March 31, 2024 compared to September 30, 2023 primarily due to deferred corn payments we make early in January each year. We had more restricted cash in our margin account at March 31, 2024 compared to September 30, 2023 due to changing values of our derivative instrument positions. Due to the timing of shipments, the value of our accounts receivable was lower at March 31, 2024 compared to September 30, 2023. We had more inventory on hand at March 31, 2024 compared to September 30, 2023 due primarily to more raw material inventory, finished goods and spare parts inventory on hand at March 31, 2024 compared to September 30, 2023. Our prepaid expenses were higher at March 31, 2024 compared to September 30, 2023 due to an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment

The value of our property, plant and equipment was less at March 31, 2024 compared to September 30, 2023 due to regular depreciation of our assets during the first six months of our 2024 fiscal year partially offset by capital projects which were completed and construction in progress at March 31, 2024 compared to September 30, 2023.

Other Assets

Our right of use operating lease assets at March 31, 2024 was lower compared to September 30, 2023 due to the termination of our telehandler lease.

    Current Liabilities

Our accounts payable was less at March 31, 2024 compared to September 30, 2023 due to deferred corn payments we made early in our second quarter. Our accrued expenses were higher at March 31, 2024 compared to September 30, 2023 due to higher accrued corn payables. We had a distribution payable at March 31, 2024 which increased our current liabilities. We had a higher liability associated with our corn derivative instrument positions at March 31, 2024 compared to September 30, 2023 due to changing market corn prices compared to our derivative instrument positions. We had a higher accrued loss on our firm corn purchase commitments due to the difference between the market value of our firm corn purchases and the contract price of our corn purchases. We had a larger current maturity associated with our notes payable because we had not yet renewed one of our bank loans as of March 31, 2024 which requires us to include that loan as a current liability. We had less current portion of operating lease liabilities at March 31, 2024 compared to September 30, 2023 due to the termination of rental lease agreements.

    Long-Term Liabilities

Our notes payable balance was lower at March 31, 2024 compared to September 30, 2023 because a portion of our long-term debt was included in current maturities. We had lower long-term liabilities for our operating leases at March 31, 2024 due additional equipment leases offset by amortization of our long-term leases during our 2024 fiscal year.

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

    The following table shows cash flows for the six months ended March 31, 2024 and 2023:

	March 31, 2024 (unaudited)	March 31, 2023 (unaudited)
Net cash used in operating activities	$(2,807,750)	$(5,387,368)
Net cash used in investing activities	(855,153)	(1,890,577)
Net cash (used for) provided by financing activities	(5,452,246)	58,614
Net decrease in cash	$(9,115,149)	$(7,219,331)
Cash, cash equivalents and restricted cash, end of period	$5,435,954	$3,932,684

Cash Flow from Operations

    Our operations used less cash during the six months ended March 31, 2024 compared to the same period of our 2023 fiscal year due primarily to changes in inventory and accounts payable partially offset by less net income during the 2024 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the six months ended March 31, 2024 compared to the same period of our 2023 fiscal year. During the 2024 period, our primary capital expenditures were to finalize our CCS project and restorations to the cooling tower.

Cash Flow from Financing Activities

Our financing activities used more cash during the six months ended March 31, 2024 compared to the same period of our 2023 fiscal year due to fewer proceeds we received from our debt instruments during the 2024 fiscal year.

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

Plans for Cash in the Short Term and in the Long Term

In the next 12 months, the Company plans to reinvest its cash into current business operations and to use the cash towards the completion of the cooling tower restoration. In the long term, the Company plans to reinvest its cash into current business operations and may provide further distributions to its members.

Capital Expenditures

    The Company had approximately $1.0 million in construction in progress as of March 31, 2024 primarily relating to the completion of the cooling tower restoration. The Company plans to finance this construction in progress using cash from current business operations.

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of .25% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 7.5%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date was March 31, 2022. On April 8, 2022, the Revolving Loan maturity date was extended to April 7, 2023. On April 8, 2023 we renewed the Revolving Loan with a new maturity date of April 5, 2024. We again renewed the Revolving loan on April 11, 2024 for another year with a a maturity date of April 9, 2025. The Revolving Loan is secured by a lien on substantially all of our assets. At March 31, 2024, we had $7 million available on the Revolving Loan. The variable interest rate on March 31, 2024 was 7.50%. On April 10, 2024, the Company has paid-off the $3 million outstanding on the Revolving Loan, and the Company has since had $10 million available to draw on from the Revolving Loan.

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

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and Second Construction Loan (the "Consolidated Loan"). The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%. The outstanding balance as of March 31, 2024 was $20.0 million.

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of March 31, 2024 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. On December 3, 2021 we received forgiveness of $2.65 million of the loan, and the balance outstanding on March 31, 2024 was $0.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of March 31, 2024, we had $3 million outstanding on our revolving variable loan. If we were to experience a 10% increase in the variable portion of our loans, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of March 31, 2024, would be immaterial. As of April 10, 2024, we have paid-off the amount outstanding on our revolving variable loan and have had $10 million available to draw on since such date.

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

    As of March 31, 2024 we had corn futures and option contracts for approximately 7,124,000 bushels of corn. As of March 31, 2024 we had an unrealized loss of approximately $1,394,000 related to our corn futures and options contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol. RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At March 31, 2024, we had no fixed ethanol sales contracts and ethanol futures and option contracts. As of March 31, 2024 we had no unrealized gain or loss related to ethanol futures and option contracts.

    We estimate that our corn usage will be between 18 million and 20 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of March 31, 2024, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from March 31, 2024. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(9,585,000)
Corn	22,821,429	Bushels	10%	$(7,221,000)
Natural gas	1,664,000	MMBtu	10%	$(304,000)

For comparison purposes, our sensitivity analysis for our quarter ended March 31, 2023 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(14,697,000)
Corn	22,821,429	Bushels	10%	$(12,591,000)
Natural gas	1,664,000	MMBtu	10%	$(488,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Jodi Johnson, along with our Chief Financial Officer, (the principal financial officer), Joni Entze, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this review and evaluation, these officers believe that our disclosure controls and procedures were effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

    The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2023. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended September 30, 2023 filed with the Securities Exchange Commission on December 29, 2023.

IT outages, data loss, data breaches and cyber-attacks could compromise our intellectual property or other sensitive information, be costly to remediate or cause significant damage to our business, reputation and operations.

As AI capabilities improve and are increasingly adopted, we may see cyberattacks created through AI. These attacks could be crafted with an AI tool to directly attack information systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. The threat could be introduced from the result of our or our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code.

We have not actively worked to integrate any artificial intelligence into our operations. This may cause us to fall behind competitors in terms of efficiency, innovation, and competitiveness.

In today's fast-paced business environment, AI can provide companies with the ability to analyze vast amounts of data quickly, identify patterns, and make data-driven decisions in real-time. Failure to integrate AI means missing out on these capabilities, potentially leading to inefficiencies and slower decision-making processes compared to competitors who leverage AI effectively. Without AI, we rely somewhat on manual processes for tasks such as data analysis, customer service, or production optimization which may increase our risk of error vs using AI for these processes. This may result in suboptimal resource allocation, increased operational costs, and missed opportunities for growth and expansion as compared to companies who utilize AI.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

    Insider Trading Arrangements.

No director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities during the period ending March 31, 2024.

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

RED TRAIL ENERGY, LLC

Date:	May 15, 2024	/s/ Jodi Johnson
Jodi Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2024	/s/ Joni Entze
Joni Entze
Chief Financial Officer
(Principal Financial and Accounting Officer)