Form 10-Q
period 2024-06-30
RED TRAIL ENERGY, LLC
filed 2024-08-14
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	June 30, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 14, 2024, there were 40,148,160 Class A Membership Units issued and outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	June 30, 2024	September 30, 2023
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$3,454,535	$11,617,435
Restricted cash - margin account	4,269,855	2,933,668
Accounts receivable, net, primarily related party	2,836,519	7,669,441
Inventory	11,994,207	9,099,945
Prepaid expenses	838,082	369,430
Total current assets	23,393,198	31,689,919

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	17,662,538	17,662,538
Buildings	15,333,675	15,320,492
Plant and equipment	124,273,872	122,444,522
Construction in progress	1,527,696	1,986,776
	160,131,462	158,748,009
Less accumulated depreciation	88,018,219	83,208,524
Net property, plant and equipment	72,113,243	75,539,485

Other Assets
Right of use operating lease assets, net	1,837,988	2,122,550
Investment in RPMG	940,642	940,642
Patronage equity	6,105,316	6,457,604
Deposits	40,000	40,000
Total other assets	8,923,946	9,560,796

Total Assets	$104,430,387	$116,790,200

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2024	September 30, 2023
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$3,340,227	$6,805,187
Accrued expenses	1,446,708	1,921,880
Commodities derivative instruments, at fair value (see note 3)	684,237	—
Accrued loss on firm purchase commitments (see notes 4 and 8)	76,000	—
Customer deposits	11,078	38,294
Current maturities of notes payable	2,127,700	2,341,784
Current portion of operating lease liabilities	374,508	376,021
Total current liabilities	8,060,458	11,483,166

Long-Term Liabilities
Notes payable	18,054,528	20,188,774
Long-term operating lease liabilities	1,463,480	1,746,528
Total long-term liabilities	19,518,008	21,935,302
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	76,851,921	83,371,732

Total Liabilities and Members’ Equity	$104,430,387	$116,790,200

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$34,578,254	$49,690,760	$112,069,256	$148,820,593

Cost of Goods Sold
Cost of goods sold	29,283,620	47,967,330	107,201,453	142,207,229
Lower of cost or net realizable value adjustment	—	—	—	74,000
Loss on firm purchase commitments	—	71,000	1,394,000	535,000
Total Cost of Goods Sold	29,283,620	48,038,330	108,595,453	142,816,229

Gross Profit	5,294,634	1,652,430	3,473,803	6,004,364

General and Administrative Expenses	1,231,379	1,310,476	3,819,594	4,098,939

Operating Income (Loss)	4,063,255	341,954	(345,791)	1,905,425

Other Income (Expense)
Interest income	27,722	14,953	248,820	44,978
Other income (expense), net	173	43,625	456,481	70,471
Interest (expense)	(286,097)	(264,282)	(800,086)	(818,859)
Total other income (expense), net	(258,202)	(205,704)	(94,785)	(703,410)

Net Income (Loss)	$3,805,053	$136,250	$(440,576)	$1,202,015

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$0.09	$—	$(0.01)	$0.03

Diluted	$0.09	$—	$(0.01)	$0.03

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities
Net income (Loss)	$(440,576)	$1,202,015
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,809,695	4,745,508
Loss on disposal of fixed assets	—	9,759
Change in fair value of derivative instruments	684,238	(1,010,567)
Lower of cost of net realizable value adjustment	—	74,000
Loss on firm purchase commitments	1,394,000	535,000
Noncash patronage equity	352,288	50,897
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	4,832,922	(2,778,879)
Inventory	(4,288,262)	(3,095,539)
Prepaid expenses	(468,653)	(261,853)
Customer deposits	(27,217)	35,957
Accounts payable	(3,464,960)	1,050,669
Accrued expenses	(475,171)	1,268,459
Accrued loss on firm purchase commitments	76,000	419,000
Net cash provided by (used for) operating activities	2,984,304	2,244,426

Cash Flows from Investing Activities
Investment in RPMG	—	(335,642)
Proceeds from disposal of fixed assets	—	33,000
Capital expenditures	(1,383,452)	(1,917,310)
Net cash provided by (used for) investing activities	(1,383,452)	(2,219,952)

Cash Flows from Financing Activities
Distribution Paid	(6,079,234)	(6,023,250)
Proceeds from notes payable	5,025,833	7,000,000
Debt repayments	(7,374,164)	(3,420,139)
Net cash (used for) financing activities	(8,427,565)	(2,443,389)

Net Change in Cash, Cash Equivalents and Restricted Cash	(6,826,713)	(2,418,915)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	14,551,103	11,152,015
Cash, Cash Equivalents and Restricted Cash - End of Period	$7,724,390	$8,733,100

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$3,454,535	$6,022,687
Restricted cash	4,269,855	2,710,413
Total Cash, Cash Equivalents and Restricted Cash	$7,724,390	$8,733,100

Supplemental Disclosure of Cash Flow Information
Interest paid	$1,103,585	$437,438
Noncash Investing and Financing Activities
Operating lease asset acquired	$—	$1,620,653
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2024

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

Reduced Carbon Dioxide Fuels Credits

The Company recently entered a market to sell voluntary carbon dioxide reduction credits. The Company is generating these credits through our carbon dioxide sequestration project. The Company holds these credits in inventory as we seek buyers who are interested in purchasing the credits. The Company is using the inventory method of accounting for these credits and we are not including these credits as assets on our balance sheet as they have negligible incremental costs associated with generating the credits. When the Company enters into a contract to sell these credits, we will recognize income upon transferring of the credit.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2024

Revenue by Source

The following table disaggregates revenue by major source for the nine months ended June 30, 2024 and 2023.

Revenues	For the three months ended June 30, 2024 (unaudited)	For the three months ended June 30, 2023 (unaudited)	For the nine months ended June 30, 2024 (unaudited)	For the nine months ended June 30, 2023 (unaudited)
Ethanol, E85 and Industrial Alcohol	$26,459,827	$38,727,252	$82,589,455	$111,546,165
Distillers Grains	5,772,019	8,572,529	21,214,955	28,780,739
Syrup	139,269	140,032	433,056	512,350
Corn Oil	2,159,064	2,208,059	7,668,057	7,831,189
NDGI Inspection Fee	48,075	42,888	163,733	150,149
Total revenue from contracts with customers	$34,578,254	$49,690,760	$112,069,256	$148,820,592

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The ending balances for accounts receivable and customer deposits were as follows for the periods nine months ended June 30, 2024 and 2023 and periods ended September 30, 2023 and 2022:

	For the period ended June 30, 2024 (unaudited)	For the period ended June 30, 2023 (unaudited)	For the period ended September 30, 2023 (unaudited)	For the period ended September 30, 2022 (unaudited)
Accounts receivable	$2,836,519	$7,657,890	$7,669,441	$4,879,011
Customer deposits	11,078	46,593	38,294	10,636

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2024

As of:	June 30, 2024 (unaudited)				September 30, 2023
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	932	4,660,000	bu	$(597,237)	—	—	bushels	$—
Soybean oil options	100	10,000	t	$(19,500)	—	—	gal	$—
Natural gas options	50	500,000	dk	$(67,500)	—	—	dk	$—
Total fair value				$(684,237)				$—
Amounts are combined on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at June 30, 2024 and September 30, 2023:

Derivatives not designated as hedging instruments:

Balance Sheet - as of June 30, 2024 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$(684,237)
Total derivatives not designated as hedging instruments for accounting purposes	$—	$(684,237)

Balance Sheet - as of September 30, 2023	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended June 30, 2024 (unaudited)	Amount of gain (loss) recognized in income during the three months ended June 30, 2023 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2024 (unaudited)	Amount of gain (loss) recognized in income during the nine months ended June 30, 2023 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$(1,975,563)	$675,471	$(151,029)	$987,956
Ethanol derivative instruments	Revenue	56,750	570	56,750	21,999
Natural gas derivative instruments	Cost of Goods Sold	13,990	45,610	702,660	74,000
Total		$(1,904,823)	$721,651	$608,381	$1,083,955

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of June 30, 2024 and September 30, 2023 were as follows:

	June 30, 2024 (unaudited)	September 30, 2023
Raw materials, including corn, chemicals and supplies	$4,111,374	$4,263,403
Work in process	1,129,510	1,435,905
Finished goods, including ethanol and distillers grains	4,166,194	1,918,439
Spare parts	2,587,129	1,482,198
Total inventory	$11,994,207	$9,099,945

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2024

Lower of cost or net realizable value adjustments for the nine months ended June 30, 2024 and 2023 were as follows:

	For the three months ended June 30, 2024 (unaudited)	For the three months ended June 30, 2023 (unaudited)	For the nine months ended June 30, 2024 (unaudited)	For the nine months ended June 30, 2023 (unaudited)
Loss on firm purchase commitments	$—	$71,000	$1,394,000	$535,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$—	$—	$74,000
Total loss on lower of cost or net realizable value adjustments	$—	$71,000	$1,394,000	$609,000

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of June 30, 2024, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than the approximated market price. Based on this information, the Company has estimated loss on firm purchase commitments of approximately $1,394,000 and $535,000 for the nine months ended June 30, 2024 and 2023, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, future losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

Ethanol Recovery Program

On July 13, 2020, we received a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone Bank ("Cornerstone"). The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 3, 2021 we received forgiveness of $2.65 million of the loan. The forgiveness was recorded as other income. The outstanding balance as of September 30,2023 was $306,000 and the current balance as of June 30, 2024 was $0. The maturity date of the loan is July 13, 2025. The fixed interest rate on June 30, 2024 was 3.75% with an interest rate being bought down through the Bank of North Dakota to 1%.

Revolving Loan

On February 3, 2022 we renewed our $10 million revolving loan (the "Revolving Loan") with Cornerstone. On April 8, 2022 the Revolving Loan was renewed with maturity date of April 7, 2023. Subsequent to year end the Revolving Loan was again renewed with a maturity date of April 4, 2024. On April 11, 2024 the Revolving loan was renewed for another year with a maturity date of April 5, 2025. Interest on Revolving Loan accrues on any outstanding balance at a rate of 0.25% less than the prime rate as published by the Wall Street Journal, which is adjusted monthly. The Revolving Loan has a minimum interest rate of 7.5%. At June 30, 2024, we had $10 million available under the Revolving Loan. The variable interest rate of the Revolving Loan on June 30, 2024 was 7.500%.

Construction Loans

On October 28, 2022, we entered into a $25 million loan to refinance two (2) previous construction loans. We make annual payments of approximately $3.1 million that is due in January each year. The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%. The outstanding balance as of June 30, 2024, was $20.0 million.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2024

Each of the Company's loans are secured by a lien on substantially all of the assets of the Company.

Schedule of debt maturities and finance lease liabilities for the twelve months ending June 30, 2024	Totals
2025	$2,127,700
2026	2,229,313
2027	2,335,215
2028	2,446,147
2029	2,562,348
Thereafter	8,481,505
Total	$20,182,228

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and September 30, 2023, respectively.

			Fair Value Measurement Using
	Carrying Amount as of June 30, 2024 (unaudited)	Fair Value as of June 30, 2024 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$684,238	$684,238	$684,238	$—	$—
Total	$684,238	$684,238	$684,238	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2023	Fair Value as of September 30, 2023	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at the date of commencement of the lease based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the nine months ended June 30, 2024, the Company's estimated weighted-average discount rate was 7.50%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has elected the short-term lease exemption for all leases with a term of 12 months or less for both existing and ongoing operating leases to not recognize the asset and liability for those leases. Lease payments for short-term leases are recognized on straight-line basis.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2024

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases have remaining lease terms of approximately one year to seven years, which may include options to extend the leases when it is reasonably certain the Company will exercise those options. At June 30, 2024 the weighted-average remaining lease term was six years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms, or material restrictive covenants. The Company does not have any sublease agreements.

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $605,000 and $747,000 for the nine months ended June 30, 2024 and 2023, respectively.

Equipment under financing leases consists of office equipment and plant equipment. At June 30, 2024 and September 30, 2023, equipment under financing leases was as follows:

	June 30, 2024	September 30, 2023
Equipment	$493,414	$493,414
Less accumulated amortization	(260,861)	(243,277)
Net equipment under financing lease	$232,553	$250,137

At June 30, 2024, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending December 31:

	Operating Leases	Financing Leases
2024	$374,508	$1,836
2025	402,203	—
2026	406,657	—
2027	395,390	—
2028	259,230	—
Total minimum lease commitments	$1,837,988	1,836
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$1,836

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At June 30, 2024, the Company had various fixed price contracts for the purchase of approximately 8.2 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $27.9 million related to the 8.2 million bushels under contract.

Water

On April 21, 2015, we entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements. Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2024

real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company has paid Bismarck Land Company, LLC $1,647,581 as of June 30, 2024.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains, and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	June 30, 2024 (unaudited)	September 30, 2023
Balance Sheet
Accounts receivable	$2,475,162	$6,939,350
Accounts payable	275,611	1,299,333

	For the three months ended June 30, 2024 (unaudited)	For the three months ended June 30, 2023 (unaudited)	For the nine months ended June 30, 2024 (unaudited)	For the nine months ended June 30, 2023 (unaudited)
Statement of Operations
Revenues	$33,042,103	$47,556,566	$139,085,302	$137,492,078
Cost of goods sold	749,101	674,171	3,120,136	2,688,422
General and administrative	—	—	—	39,889

Inventory Purchases	$3,800,078	$6,248,650	$27,523,669	$26,714,488

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

11. MEMBER'S EQUITY

Changes in member's equity for the nine months ended June 30, 2024 and 2023.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2023	$39,044,595	$75,541	$44,411,136	$(159,540)	$83,371,732
Distribution	—	—	(6,023,219)	—	(6,023,219)
Net income	—	—	2,160,515	—	2,160,515
Balances December 31, 2023	$39,044,595	$75,541	$40,548,432	$(159,540)	$79,509,028
Distribution	—	—	(56,015)	—	(56,015)
Net (loss)	—	—	(6,406,145)	—	(6,406,145)
Balances - March 31, 2024	$39,044,595	$75,541	$34,086,272	$(159,540)	$73,046,868
Distribution	—	—	—	—	—
Net income	—	—	3,805,053	—	3,805,053
Balances - June 30, 2024	$39,044,595	$75,541	$37,891,325	$(159,540)	$76,851,921

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2022	$39,044,595	$75,541	$46,880,539	$(159,540)	$85,841,135
Net income	—	—	1,865,215	—	1,865,215
Balances - December 31, 2022	$39,044,595	$75,541	$48,745,754	$(159,540)	$87,706,350
Distribution	—	—	(6,024,235)	—	(6,024,235)
Net income	—	—	(799,450)	—	(799,450)
Balances - March 31, 2023	$39,044,595	$75,541	$41,922,069	$(159,540)	$80,882,665
Distribution $0.10 per unit	—	—	(2,006,423)	—	(2,006,423)
Net income	—	—	136,250	—	136,250
Balances - June 30, 2023	$39,044,595	$75,541	$40,051,896	$(159,540)	$79,012,492

12. SUBSEQUENT EVENTS

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed financial statements or disclosure in the notes to the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the nine month period ended June 30, 2024, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on December 29, 2023. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024 (Unaudited)		Three Months Ended June 30, 2023 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$34,578,254	100.00	$49,690,760	100.00
Cost of Goods Sold	29,283,620	84.69	48,038,330	96.67
Gross Profit	5,294,634	15.31	1,652,430	3.33
General and Administrative Expenses	1,231,379	3.56	1,310,476	2.64
Operating Income	4,063,255	11.75	341,954	0.69
Other Income (Loss), net	(258,202)	(0.75)	(205,704)	(0.41)
Net Income	$3,805,053	11.00	$136,250	0.27

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024 (unaudited)	Three Months Ended June 30, 2023 (unaudited)
Production:
Ethanol sold (gallons)	15,292,810	15,896,285
Dried distillers grains sold (tons)	25,387	27,670
Modified distillers grains sold (tons)	21,247	21,796
Corn oil sold (pounds)	5,309,840	4,263,660
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.73	$2.44
Dried distillers grains average price per ton	161.92	228.57
Modified distillers grains average price per ton	78.20	103.14
Corn oil average price per pound	0.41	0.52
Primary Inputs:
Corn ground (bushels)	5,573,373	5,388,791
Natural gas (MMBtu)	386,893	391,585
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.15	$7.04
Natural gas average price per MMBtu (net of hedging)	2.10	3.03
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.079	$0.079
Denaturant cost	0.046	0.047
Electricity cost	0.096	0.091
Direct labor cost	0.084	0.075

Revenue

    Our total revenue was lower in the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year primarily due to decreased average prices for our products during the third quarter of our 2024 fiscal year along with fewer gallons of ethanol sold during the 2024 period. During the third quarter of our 2024 fiscal year, approximately 76.5% of our total revenue was derived from ethanol sales, approximately 16.7% was from distillers grains sales, approximately 0.4% was from syrup sales, and approximately 6.2% was from corn oil sales. During the third quarter of our 2023 fiscal year, approximately 77.9% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 17.3% was from distillers grains sales, approximately 0.4% was from syrup sales and approximately 4.4% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol, without taking into account our hedge positions, was lower during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year. Management attributes this decrease in average ethanol prices received to increased market supply of ethanol and lower gasoline prices during the third quarter of our 2024 fiscal year compared to the 2023 period which has an impact on ethanol prices. Management anticipates that energy prices will remain lower than our 2023 fiscal year but higher than the prices we experienced during our third quarter of our 2024 fiscal year.
    We sold fewer gallons of ethanol during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to decreased corn to ethanol conversion ratios during our 2024 fiscal year. Management anticipates ethanol production will be consistent during the rest of our 2024 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into futures contracts for our products. At June 30, 2024, we had no open ethanol futures contracts. At June 30, 2023, we had no open ethanol futures contracts.

    Distillers Grains

    During the third quarter of our 2024 fiscal year, we sold fewer tons of distillers grains compared to the same period of our 2023 fiscal year due to decreased production overall along with increased corn oil production during the 2024 period. When we produce more pounds of corn oil, it has a corresponding negative impact on the volume of distillers grains we produce. We sold a majority of our distiller grains during the 2024 period in the dried form due to demand factors which favored the dried product. The average price we received for both our dried and modified distillers grains was lower during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to lower market corn prices during the 2024 period. As distillers grains are a feed product which competes with corn, when corn prices are lower it has a corresponding negative impact on distillers grains prices. Management anticipates distillers grains prices will remain at their current levels during the rest of our 2024 fiscal year but they may change at the beginning of our 2025 fiscal year depending on the amount of corn harvested in the fall of 2024. Management anticipates distillers grains production will remain at its current mix during the rest of our 2024 fiscal year.

    Corn Oil

    The total pounds of corn oil we sold was higher during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to increased corn oil production during the 2024 period compared to the 2023 period. Management anticipates that our corn oil production will remain at current levels for the remaining quarter of our 2024 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity and provided the market price of corn oil remains at current levels. The average price we received for our corn oil during the third quarter of our 2024 fiscal year was lower than the average price we received during the third quarter of our 2023 fiscal year. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However, oil supplies have also increased which have impacted the market price of corn oil.

Syrup

The total gallons of syrup we sold was lower during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to decreased overall production. Management anticipates that our syrup production will remain at the current levels for the remaining quarter of our 2024 fiscal year provided that market conditions allow us to continue to operate the ethanol plant at capacity. The average price we received for our syrup during the third quarter of our 2024 fiscal year was lower compared to the average price we received during the third quarter of our 2023 fiscal year primarily due to discounted pricing to ensure product moves in a timely manner.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the third quarter of our 2024 fiscal year as compared to the third quarter of our 2023 fiscal year due primarily to lower corn cost per bushel and lower natural gas costs per MMBtu along with increased corn consumption during the 2024 fiscal year.

Corn Costs

Our cost of goods sold related to corn was lower for the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to a decreased average cost per bushel of corn, without taking derivative instrument positions into account, along with increased corn consumption. For the third quarter of our 2024 fiscal year, we used approximately 3.4% more bushels of corn compared to the third quarter of our 2023 fiscal year due to less favorable corn to ethanol conversion rates during the 2024 period. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 43.8% lower for the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to lower market corn prices during the third quarter of our 2024 fiscal year. In addition, during the third quarter of our 2024 fiscal year, we had a realized loss of approximately $1,976,000 for our corn derivative instruments, which increased our cost of goods sold related to corn. For the third quarter of our 2023 fiscal year, we had a realized gain of approximately $675,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain lower during the rest of our 2024 fiscal year due to expected favorable weather which we anticipate will result in a larger corn crop to be harvested in the fall of 2024.

    Natural Gas Costs

    We used approximately 1.2% fewer MMBtu of natural gas during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to decreased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 24.4% lower during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to lower energy prices compared to our 2023 fiscal year. We had a realized gain on our natural gas derivative instruments of approximately $14,000 for the third quarter of our 2024 fiscal year. We had a realized gain on our natural gas derivative instruments of approximately $46,000 for the third quarter of our 2023 fiscal year. Management anticipates relatively stable natural gas prices during the rest of our 2024 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were lower for the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to a decrease in need for outside consulting for fuel pathway renewals.

Other Income/Expense

    We had more interest income during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to having more cash on hand during our 2024 fiscal year. Our other income was less during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to patronage dividends received last year and not in 2024. We had more interest expense during the third quarter of our 2024 fiscal year compared to the third quarter of our 2023 fiscal year due to additional rental lease agreements.

Results of Operations for the Nine Months Ended June 30, 2024 and 2023

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30, 2024 (Unaudited)		Nine Months Ended June 30, 2023 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$112,069,256	100.00	$148,820,593	100.00
Cost of Goods Sold	108,595,453	96.90	142,816,229	95.97
Gross Profit	3,473,803	3.10	6,004,364	4.03
General and Administrative Expenses	3,819,594	3.41	4,098,939	2.75
Operating Income (Loss)	(345,791)	(0.31)	1,905,425	1.28
Other Income (Loss), net	(94,785)	(0.08)	(703,410)	(0.47)
Net Income (Loss)	$(440,576)	(0.39)	$1,202,015	0.81

    The following table shows additional data regarding production and price levels for our primary inputs and products for the nine months ended June 30, 2024 and 2023.

	Nine Months Ended June 30, 2024 (unaudited)	Nine Months Ended June 30, 2023 (unaudited)
Production:
Ethanol sold (gallons)	48,481,152	48,317,107
Dried distillers grains sold (tons)	68,528	70,143
Modified distillers grains sold (tons)	96,400	92,274
Corn oil sold (pounds)	16,014,080	12,870,140
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.63	$2.31
Dried distillers grains average price per ton	186.26	243.00
Modified distillers grains average price per ton	87.26	120.65
Corn oil average price per pound	0.48	0.61
Primary Inputs:
Corn ground (bushels)	17,501,763	16,512,148
Natural gas (MMBtu)	1,198,420	1,183,109
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.42	$6.66
Natural gas average price per MMBtu (net of hedging)	3.18	5.03
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.102	$0.078
Denaturant cost	0.046	0.047
Electricity cost	0.910	0.090
Direct labor cost	0.085	0.075

Revenue

    Our total revenue was lower in the nine months ended June 30, 2024 compared to 2023 primarily due to decreased average prices for our products during the nine months ended June 30, 2024. During the nine months ended June 30, 2024, approximately 73.7% of our total revenue was derived from ethanol sales, approximately 18.9% was from distillers grains sales, approximately 0.4% was from syrup sales, and approximately 6.8% was from corn oil sales. During the nine months ended June 30, 2023, approximately 75.0% of our total revenue was derived from ethanol and industrial alcohol sales, approximately 19.3% was from distillers grains sales, approximately 0.4% was from syrup sales and approximately 5.3% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol, without taking into account our hedge positions, was lower during the nine months ended June 30, 2024 compared to 2023. Management attributes this decrease in average ethanol prices received to increased market ethanol supply and lower gasoline prices during the nine months ended June 30, 2024 compared to the 2023 period which has an impact on ethanol prices.
    We sold slightly more gallons of ethanol during the nine months ended June 30, 2024 compared to 2023 due to rail disruptions from adverse weather during our 2023 fiscal year which reduced ethanol sales during that time period. Management anticipates ethanol production to be consistent during the rest of our 2024 fiscal year to 2023 fiscal year levels provided market conditions allow us to continue to operate the ethanol plant at capacity. We anticipate continuing to focus on operating the ethanol plant as efficiently as possible in order to maximize our profitability.

    From time to time we enter into futures contracts for our products. At June 30, 2024, we had no open ethanol futures contracts. At June 30, 2023, we had no open ethanol futures contracts.

    Distillers Grains

    During the nine months ended June 30, 2024, we sold more tons of distillers grains compared to the same period of our 2023 fiscal year due to increased production. Production was lower during the same 2023 fiscal year period due to rail disruptions and adverse weather. We sold a majority of our distiller grains during the 2024 period in the modified form due to demand factors which favored the modified product. The average price we received for both our dried and modified distillers grains was lower during the nine months ended June 30, 2024 compared to 2023 due to lower market corn prices during the 2024 period. As distillers grains are a feed product which competes with corn, when corn prices are lower it has a corresponding negative impact on distillers grains prices. Management anticipates distillers grains prices will remain at their current levels during the rest of our 2024 fiscal year but they may change at the beginning of our 2025 fiscal year depending on the amount of corn harvested in the fall of 2024. Management anticipates distillers grains production will remain at its current mix during the rest of our 2024 fiscal year.

    Corn Oil

    The total pounds of corn oil we sold was higher during the nine months ended June 30, 2024 compared to 2023 due to increased corn oil production during the 2024 period compared to the 2023 period. The average price we received for our corn oil during the nine months ended June 30, 2024 was lower than the average price we received during the nine months ended June 30, 2023 due to excess corn oil supply in the market. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However, oil supplies have also increased which have impacted the market price of corn oil.

Syrup

The total gallons of syrup we sold was slightly lower during the nine months ended June 30, 2024 compared to 2023 due to decreased overall production. The average price we received for our syrup during the nine months ended June 30, 2024 was lower compared to the average price we received during the nine months ended June 30, 2023 primarily due to discounted pricing to ensure product moves in a timely manner.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the nine months ended June 30, 2024 as compared to the nine months ended June 30, 2023 due primarily to lower corn cost per bushel and lower natural gas costs per MMBtu along with increased corn and natural gas consumption during the 2024 fiscal year.

Corn Costs

Our cost of goods sold related to corn was lower for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to a decreased average cost per bushel of corn, without taking derivative instrument positions into account, along with increased corn consumption. For the nine months ended June 30, 2024, we used approximately 5.99% more bushels of corn compared to the nine months ended June 30, 2023 due to increased overall production during the 2024 period. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 34.08% lower for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to lower market corn prices during the nine months ended June 30, 2024. In addition, during the nine months ended June 30, 2024, we had a realized loss of approximately $151,000 for our corn derivative instruments, which increased our cost of goods sold related to corn. For the nine months ended June 30, 2023, we had a realized gain of approximately $988,000 for our corn derivative instruments, which decreased our cost of goods sold related to corn during that period. Management anticipates corn prices will remain lower during the rest of our 2024 fiscal year due to expected favorable weather which we anticipate will result in a larger corn crop to be harvested in the fall of 2024.

    Natural Gas Costs

    We used approximately 1.29% more MMBtu of natural gas during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to increased overall production at the ethanol plant. Our average cost per MMBtu of natural gas was approximately 36.78% lower during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to lower energy prices compared to our 2023 fiscal year. We had a realized gain on our natural gas derivative instruments of approximately $703,000 for the nine months ended June 30, 2024. We had a realized gain on our natural gas derivative instruments of approximately $74,000 for the nine months ended June 30, 2023. Management anticipates relatively stable natural gas prices during the rest of our 2024 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were slightly lower for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to a decrease in need for outside consulting in fuel pathway renewals.

Other Income/Expense

    We had more interest income during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to more cash on hand during our 2024 fiscal year. Our other income was higher during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to receiving patronage from RPMG. We had slightly less interest expense during the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due to the termination of rental leases agreements.

Changes in Financial Condition for the Nine Months Ended June 30, 2024

    Current Assets

We had less cash and cash equivalents at June 30, 2024 compared to September 30, 2023 primarily due to deferred corn payments we make early in January each year. We had more restricted cash in our margin account at June 30, 2024 compared to September 30, 2023 due to changing values of our derivative instrument positions. Due to the timing of shipments, the value of our accounts receivable was lower at June 30, 2024 compared to September 30, 2023. We had more inventory on hand at June 30, 2024 compared to September 30, 2023 due primarily to more finished goods inventory due to the timing of our finished goods shipments at June 30, 2024 compared to September 30, 2023. Our prepaid expenses were higher at June 30, 2024 compared to September 30, 2023 due to an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment

The value of our property, plant and equipment was less at June 30, 2024 compared to September 30, 2023 due to regular depreciation of our assets during the first nine months of our 2024 fiscal year partially offset by capital projects which were completed and construction in progress at June 30, 2024 compared to September 30, 2023.

Other Assets

Our right of use operating lease assets at June 30, 2024 was lower compared to September 30, 2023 due to the termination of our telehandler and boom lift leases. Our patronage equity was lower at June 30, 2024 compared to September 30, 2023 due to the general retirement of capital credits.

    Current Liabilities

Our accounts payable was less at June 30, 2024 compared to September 30, 2023 due to deferred corn payments we made early in our second quarter. Our accrued expenses were lower at June 30, 2024 compared to September 30, 2023 due to lower accrued corn payables. We had a higher liability associated with our corn derivative instrument positions at June 30, 2024 compared to September 30, 2023 due to changing market corn prices compared to our derivative instrument positions. We had a higher accrued loss on our firm corn purchase commitments due to the difference between the market value of our firm corn purchases and the contract price of our corn purchases. We had a smaller current maturity associated with our notes payable due to a lower amount we need to pay on our debt instruments in the next 12 months. We had less current portion of operating lease liabilities at June 30, 2024 compared to September 30, 2023 due to the termination of rental lease agreements.

    Long-Term Liabilities

Our notes payable balance was lower at June 30, 2024 compared to September 30, 2023 due to loan payments we made during our 2024 fiscal year. We had lower long-term liabilities for our operating leases at June 30, 2024 due additional equipment leases offset by amortization of our long-term leases during our 2024 fiscal year.

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

    The following table shows cash flows for the nine months ended June 30, 2024 and 2023:

	June 30, 2024 (unaudited)	June 30, 2023 (unaudited)
Net cash used in operating activities	$2,984,304	$2,244,426
Net cash used in investing activities	(1,383,452)	(2,219,952)
Net cash used for financing activities	(8,427,565)	(2,443,389)
Net decrease in cash	$(6,826,713)	$(2,418,915)
Cash, cash equivalents and restricted cash, end of period	$7,724,390	$8,733,100

Cash Flow from Operations

    Our operations used less cash during the nine months ended June 30, 2024 compared to the same period of our 2023 fiscal year due primarily to changes in accounts receivable and accounts payable during the 2024 period.

Cash Flow From Investing Activities

We used less cash for capital expenditures during the nine months ended June 30, 2024 compared to the same period of our 2023 fiscal year. During the 2024 period, our primary capital expenditures were to finalize our CCS project and restorations to the cooling tower.

Cash Flow from Financing Activities

Our financing activities used more cash during the nine months ended June 30, 2024 compared to the same period of our 2023 fiscal year due to fewer proceeds we received from our debt instruments during the 2024 fiscal year.

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

Capital Expenditures

    The Company had approximately $1.5 million in construction in progress as of June 30, 2024 primarily relating to the completion of the cooling tower restoration. The Company plans to finance this construction in progress using cash from current business operations.

Capital Resources

Revolving Loan

    On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank ("Cornerstone"). Interest accrues on any outstanding balance on the Revolving Loan at a rate of .25% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 7.5%. The maturity date of the Revolving Loan was January 31, 2022. On February 3, 2022, the Revolving Loan was renewed, and the new maturity date was March 31, 2022. On April 8, 2022, the Revolving Loan maturity date was extended to April 7, 2023. On April 8, 2023 we renewed the Revolving Loan with a new maturity date of April 5, 2024. We again renewed the Revolving loan on April 11, 2024 for another year with a a maturity date of April 9, 2025. The Revolving Loan is secured by a lien on substantially all of our assets. At June 30, 2024, we had $7 million available on the Revolving Loan. The variable interest rate on June 30, 2024 was 7.50%. On April 10, 2024, the Company has paid-off the $3 million outstanding on the Revolving Loan, and the Company has since had $10 million available to draw on from the Revolving Loan.

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

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and Second Construction Loan (the "Consolidated Loan"). The maturity date of the Consolidated Loan is January 31, 2032. The fixed interest rate is 4.65%. The outstanding balance as of June 30, 2024 was $20.0 million.

Ethanol Recovery Program

On July 13, 2020, we entered into a $5.41 million loan through the Bank of North Dakota's Ethanol Recovery Program and Cornerstone. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million of a low interest loan of 1% based on the amount of such producers' annual corn grind. The maturity date of the loan is July 13, 2025. The fixed interest rate as of June 30, 2024 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. On December 3, 2021 we received forgiveness of $2.65 million of the loan, and the balance outstanding on June 30, 2024 was $0.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding loans which bear variable interest rates. As of June 30, 2024, we had $3 million outstanding on our revolving variable loan. If we were to experience a 10% increase in the variable portion of our loans, the annual effect such change would have on our income statement, based on the amount we had outstanding on our variable interest rate loans as of June 30, 2024, would be immaterial. As of April 10, 2024, we have paid-off the amount outstanding on our revolving variable loan and have had $10 million available to draw on since such date.

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

    As of June 30, 2024 we had corn futures and option contracts for approximately 4,660,000 bushels of corn. As of June 30, 2024 we had an unrealized loss of approximately $684,000 related to our corn futures and options contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol. RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At June 30, 2024, we had no fixed ethanol sales contracts and ethanol futures and option contracts. As of June 30, 2024 we had no unrealized gain or loss related to ethanol futures and option contracts.

    We estimate that our corn usage will be between 18 million and 20 million bushels per year for the production of approximately 59 million to 64 million gallons of ethanol. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.

A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of June 30, 2024, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from June 30, 2024. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(11,502,000)
Corn	22,821,429	Bushels	10%	$(6,907,000)
Natural gas	1,664,000	MMBtu	10%	$(304,000)

For comparison purposes, our sensitivity analysis for our quarter ended June 30, 2023 is set forth below:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(15,975,000)
Corn	18,048,000	Bushels	10%	$(12,634,000)
Natural gas	1,384,000	MMBtu	10%	$(471,000)

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

    Our management, including our President and Chief Executive Officer (the principal executive officer), Jodi Johnson, along with our Chief Financial Officer, (the principal financial officer), Joni Entze, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this review and evaluation, these officers believe that our disclosure controls and procedures were effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended June 30, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

    Insider Trading Arrangements.

No director or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities during the period ending June 30, 2024.

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

RED TRAIL ENERGY, LLC

Date:	August 14, 2024	/s/ Jodi Johnson
Jodi Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2024	/s/ Joni Entze
Joni Entze
Chief Financial Officer
(Principal Financial and Accounting Officer)