Form 10-K
period 2024-09-30
RED TRAIL ENERGY, LLC
filed 2025-01-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended September 30, 2024

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
☐ Yes     ☒ No

The aggregate market value of the membership units held by non-affiliates of the registrant as of March 31, 2024 was $34,969,920.  There is no established public trading market for our membership units.  The aggregate market value was computed by reference to the most recent offering price of our Class A units which was $1 per unit.

As of January 14, 2024, there were 40,148,160 Class A Membership Units outstanding.

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

Distribution

On December 20, 2023, our board of governors (the "Board") declared a cash distribution of $0.15 per membership unit to the holders of units of record at the close of business on December 20, 2023 for a total distribution of $6,022,224. The distribution was paid on January 10, 2024.

Debt Financing

On April 12, 2024, we entered into a revolving promissory note for a $10 million loan (the "Promissory Note") with our primary lender, Cornerstone Bank. The promissory note has a maturity date of April 9, 2025. Interest accrues on any outstanding balance on the promissory note at a rate of 0.25% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The revolving loan has a minimum interest rate of 7.5%. In connection with the Promissory Note, we also modified our mortgage with Cornerstone Bank.

Asset Purchase Agreement

On September 10, 2024, we entered into an Asset Purchase Agreement (the "APA") with Gevo, Inc., a Delaware corporation ("Gevo"), and its wholly owned subsidiaries Richardton CCS, LLC, a Delaware limited liability company ("R-CCS"), and Net-Zero Richardton, LLC, a Delaware limited liability company ("NZ-R", and together with R-CCS, the "Buyers"). Pursuant to the APA, and subject to the terms and conditions thereof, Buyers will acquire substantially all of the assets, and assume certain liabilities, of the Company on the terms set forth therein (the "Asset Sale"). The Asset Sale is expected to close in the first calendar quarter of 2025, subject to (i) the approval by holders of a majority of the Company’s outstanding Class A Membership Units, (ii) regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) the procurement of debt financing by Gevo and Buyers on terms satisfactory to Gevo and Buyers and (iv) other closing conditions. If we close on the Asset Sale, we will cease our current business and will have no operating assets.

The cash purchase price for the Purchased Assets is $210,000,000, subject to customary adjustments, including working capital adjustments (the "Purchase Price"). In connection with the APA, the Company and Gevo entered into an escrow agreement pursuant to which Gevo (i) has deposited $10,000,000 in earnest money, which will applied against the Purchase Price, (ii) will deposit $1,260,000 of the Purchase Price at closing for the purposes of securing the post-closing indemnification obligations of the Company, and (iii) will deposit $5,000,000 of the Purchase Price at closing for purposes of securing any Purchase Price adjustments. In addition, Buyers will obtain a representation and warranty insurance policy to provide coverage for certain breaches of representations and warranties of the Company, which coverage is subject to certain exclusions, deductibles and other terms and conditions as set forth in the policy.

Each of the Company, Gevo and Buyers have made customary representations and warranties and covenants in the APA, including covenants to use their respective reasonable best efforts to affect the Asset Sale. In addition, the Company has agreed to other customary covenants, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the APA and the closing of the Asset Sale.

The APA, the Asset Sale and the other transactions contemplated by the APA have been unanimously approved by our Board. The members approved the Asset Sale on December 5, 2024. We received regulatory approval of the sale pursuant to the Hart-Scott-Rodino Antitrust Improvements Act and we are working on the other conditions to close the sale.

Principal Products

    The principal products that we produce are ethanol, distillers grains, and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our primary products for each of our last three fiscal years.

Product	Fiscal Year 2024	Fiscal Year 2023	Fiscal Year 2022
Ethanol	74.9%	76.0%	77.2%
Distillers Grains	18.0%	18.2%	16.4%
Corn Oil	6.7%	5.5%	5.7%

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

Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. Ethanol blended fuel is typically designated in the marketplace according to the percentage of the fuel that is ethanol, with the most common fuel blend being E10, which contains 10% ethanol. The United States Environmental Protection Agency (the "EPA") has approved the use of gasoline blends that contain 15% ethanol, or E15, for use in all vehicles manufactured in model year 2001 and later. In 2019, the EPA changed regulations which would allow E15 to be sold year-round in all markets in the United States, however, this rule was reversed by the federal courts. The EPA issued a temporary emergency waiver in the summer of 2022 which permitted the sale of E15 year-round. The EPA issued several temporary emergency waivers in the summer of 2023 that approved the use of E15 from May 1, 2023 through September 15, 2023 in response to industry disruptions due to the war in Ukraine. On February 22, 2024, the EPA granted a petition approving the use of E15 year-round in eight Midwestern states. However, the implementation of this rule was delayed until April 28, 2025. The EPA then issued several temporary emergency waivers in the summer of 2024 that approved the use of E15 from May 1, 2024 through September 15, 2024. In addition, flexible fuel vehicles can use gasoline blends that contain up to 85% ethanol called E85.

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

Our products are primarily sold in the domestic market; however, as domestic production of ethanol, distillers grains, and corn oil continue to expand, we anticipate increased international sales of our products. Exports of ethanol were higher for 2022 but were lower in 2023. Exports of ethanol were higher for 2024 with the Canada, the United Kingdom, and India serving as top export destinations. Tariffs implemented by Brazil and China on ethanol imported from the United States have reduced export demand from those countries. Tariffs imposed by China remained in place during during the past year. In March 2022, Brazil suspended its tariff through the end of the year on ethanol imported from the United States following a 10% reduction on the tariff in November 2021. However, in February 2023, Brazil reinstated tariffs on American ethanol of 16% for 2023 which then increased to 18% in 2024. Trade barriers with key markets may continue to take a toll on ethanol export demand which could negatively affect domestic ethanol prices particularly if the U.S. were to impose additional tariffs on foreign imports under the Trump administration.

Exports of distillers grains increased in 2022 and 2023 with the United States exporting about a third of distillers grain produced. The export market has remained strong in 2024 with Mexico, South Korea, Vietnam, and Indonesia continuing as top destinations for distillers grains exports. Turkey and Canada imported sizeable volumes of distillers grains as well. Historically, the United States ethanol industry exported a significant amount of distillers grains to China. The imposition of anti-dumping and anti-subsidy duties by China over the past several years effectively closed the Chinese market.

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

New Products and Services

    We started capturing carbon dioxide during our 2022 fiscal year. During our 2023 and 2024 fiscal years, we were able to monetize the carbon capture program through the sale of carbon tons and tax credits. No carbon credits were sold in fiscal year 2024.

Sources and Availability of Raw Materials

Corn

Our ethanol plant used approximately 22.3 million bushels of corn during our 2024 fiscal year, as the feedstock for its dry milling process. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries, and establishing hedging positions to protect the price we pay for corn.

    During our 2024 fiscal year, we were able to secure sufficient corn to operate the plant at capacity. We do not anticipate any problems securing enough corn during our 2025 fiscal year. Almost all of our corn is supplied from farmers and local grain elevators in North Dakota and South Dakota. During our 2024 fiscal year, corn prices were lower than prior years, mainly due to increased corn supply. On October 11, 2024, the USDA released a report estimating the 2024 corn crop in the United States at approximately 15.2 billion bushels, down 1% from last year's production, with yields averaging 183.8 bushels per acre. The USDA forecasted area harvested for corn at 82.7 million acres, down 4% from 2023. We have not had difficulty securing the corn we require for our operations and we anticipate that we will be able to secure the corn we need to operate the ethanol plant during our 2025 fiscal year, although potentially at a higher price. While we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if we experience an extended drought or other production problems during our 2025 fiscal year.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a prolonged period of higher than normal corn prices.

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

Water

    To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water. Our contract requires us to purchase a minimum of 160 million gallons of water per year. We anticipate receiving adequate water supplies during our 2025 fiscal year.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate our ethanol plant and for capital expenditures to maintain and upgrade the plant. During our 2024 fiscal year, our primary sources of working capital were cash from our operations as well as our revolving loan with Cornerstone Bank.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we have. Larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers. As of November 6, 2024, the Renewable Fuels Association ("RFA") estimates that there are approximately 197 ethanol production facilities in the United States with capacity to produce approximately 17.9 million gallons of ethanol annually, with additional ethanol production facilities under production that have an estimated total capacity to produce 24 million gallons of ethanol annually. In the past, the ethanol industry experienced consolidation where a few larger ethanol producers emerged who control a large portion of United States ethanol production. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Collectively this group controls approximately 39.6% of the ethanol production capacity in the United States.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY BY TOP PRODUCERS
Producers of Approximately 900 million gallons per year or more

Company	Current Capacity (MMgy)	Percent of Total Industry Capacity
POET Biorefining	3,005	16.8%
Valero Renewable Fuels	1,585	8.8%
Archer Daniels Midland	1,613	9%
Green Plains Renewable Energy	903	5.0%
TOTAL	7,106	39.6%
        Updated: November 6, 2024

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. In addition, Brazil instituted a tariff on ethanol produced in the United States which has resulted in less ethanol exports to Brazil. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States. However, Brazil is considering legislation which would require an ethanol-gasoline blend of 30%, an increase of 2.5% over the current blend requirement of 27.5%. We continue to look for opportunities to export ethanol to other countries and open new markets for ethanol produced in the United States.

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

    Finally, many ethanol producers increased their production capacities through expansion projects which started becoming operational during our 2018 fiscal year. These expansion projects have increased the supply of ethanol in the market, negatively impacted market ethanol prices and may result in excess ethanol supply in the future. During our 2019 fiscal year, many ethanol producers reduced production or ceased production altogether due to unfavorable operating margins which somewhat offset the additional ethanol production from the 2018 expansion projects. During 2020, the ethanol industry was impacted by decreased gasoline and ethanol demand because of social distancing restrictions implemented because of the COVID-19 pandemic. During our 2021 fiscal year, ethanol demand increased and we experienced much more favorable financial margins. During our 2022 fiscal year, ethanol prices increased, particularly during our first fiscal quarter of 2022, and we experienced favorable financial margins. During our 2023 fiscal year, ethanol prices were down slightly, and we experienced less favorable financial margins compared to our 2022 fiscal year. During our 2024 fiscal year, ethanol prices again decreased and we experienced less favorable margins compared to our 2023 fiscal year.

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

In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with four other feed formulations: soybean meal, corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Soybean meal, dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Recently, additional soybean crushing facilities are being constructed which may increase the supply of soybean meal in the market. Soybean crush capacity in the United States has grown 7% in the past three years. It is anticipated that soybean crush capacity may increase by 23% by 2027. This increase in soybean meal could negatively impact the market price of distillers grains.

Corn Oil Competition

    We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distillers grains they produce which has increased competition for corn oil sales and at times has resulted in lower market corn oil prices. In recent years, corn oil prices and demand have been higher due to commodity prices generally and increased demand for corn oil from the biodiesel and renewable diesel industries. Corn oil demand is projected to increase over the next eight years. However, it is not guaranteed that such demand will increase, or that we will be able to take advantage of any increased demand.

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

    The statutory RVO for all renewable fuels for 2018 was 19.29 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. On November 30, 2018, the final RVO for 2019 was set at 19.92 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 7, 2021, the EPA issued a proposed RVO rule which set the 2022 RVO at 15 billion gallons for corn-based ethanol, set the 2021 RVO for corn-based ethanol at 13.3 billion gallons, less than the statutory requirement in the RFS of 15 billion gallons. The December 7, 2021 proposed rule also proposed to reopen the 2020 RVO which was previously set at 15 billion gallons for corn-based ethanol and retroactively reduce that amount to 12.5 billion gallons. On June 21, 2023, the EPA issued final RVO rules, which for 2023 is set at 20.94 billion gallons, for 2024 is set at 21.54 billion gallons, and for 2025 is set at 22.33 billion gallons. For 2023, 2024, and 2025, the corn-based ethanol RVO was set at 15 billion gallons. The EPA has not yet issued a proposed RVO rule for 2026.

During 2019 it came to light that the EPA was issuing waivers of the RVO obligations for certain small refineries. These small refinery waivers resulted in significant decreases in ethanol demand during 2018 and 2019 which were below the RVO requirements. Many in the ethanol industry believe these waivers did not meet the standards set out in the RFS. The ethanol industry has been pushing the EPA to reverse the effects of these small refinery waivers which we believe contributed to poor operating margins starting in 2018 and continuing through our 2020 fiscal year. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. In June 2021, the U.S. Supreme Court reversed the decision finding that a small refinery may obtain a hardship exemption even if its earlier exemption had lapsed in one or more previous years. In June 2022, the EPA announced the denial of 69 small refinery exemption petitions for one or more compliance years between 2016 and 2021 on the grounds that the petitioners had failed to show that the EPA had a basis to approve them. In July 2023, the EPA further announced the denial of 26 small refinery exemption petitions for one or more of the compliance years between 2016 and 2023 on similar grounds. Several small refineries challenged the 2022 denials. In July, 2024, the U.S. Court of Appeals for the District of Columbia found that the EPA's rationale in making the denials was contrary to law and vacated the denials. The EPA subsequently filed a voluntary motion rescinding their denial of the exemptions in 2023. If the EPA were to significantly reduce the volume requirements under the RFS by the exercise of the EPA waiver authority, the market price and demand for ethanol could decrease.

In June 2012, the EPA gave final approval for the sale of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, for use in vehicles manufactured in the model year 2001 and later. Although there have been significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that hamper or prevent the sale of E15. In addition, sales of E15 may be limited because E15 is not approved for use in all vehicles, the EPA requires a label that may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. Previously, different gasoline blendstocks were required at certain times of the year due to federal regulations related to fuel evaporative emissions which prevented E15 from being used during certain times of the year in various states. In May 2019, the EPA issued a final rule allowing the year-round sale of E15. However in June 2021, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA exceeded its authority. In May 2022, the EPA issued an emergency waiver to allow sales of E15 during the summer months. The reason given for the temporary suspension of the prohibition on year-round sales was that it was an effort to counteract rising gasoline prices. The EPA again issued several temporary emergency waivers in the summer of 2023 that approved the use of E15 from May 1, 2023 through September 15, 2023 in response to industry disruptions due to the war in Ukraine. On February 22, 2024, the EPA granted a petition approving the use of E15 year-round in eight Midwestern states. However, the implementation of this rule was delayed until April 28, 2025. The EPA then issued several temporary emergency waivers in the summer of 2024 that approved the use of E15 from May 1, 2024 through September 15, 2024.

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

On August 16, 2022, the Inflation Reduction Act of 2022, which has several provisions that may benefit the ethanol industry, was signed into law. Since then, considerable regulatory guidance has been issued on certain topics; however, many of the finer points of the new law are still evolving and remain uncertain, with additional regulatory guidance forthcoming. The Inflation Reduction Act maintains the 12-year credit period for the existing Section 45Q tax credit for carbon capture and storage ("CCS"). However, the Inflation Reduction Act extends eligibility for the credit to facilities that have commenced construction by December 31, 2032, and substantially lowers the minimum annual capture requirements to 12,500 tons for certain qualifying facilities. In addition, the potential credit rate is increased five times for industrial facilities and power plants that capture their carbon emissions to $85 per metric ton of carbon oxide stored in secure geologic formations, $60 per ton for the beneficial utilization of captured carbon emissions, and $60 per ton for carbon oxide stored in oil and gas fields, with these amounts adjusted for inflation in future years. We will receive $50 per metric ton for our stored carbon dioxide because we placed our sequestration equipment in service before January 1, 2024. Prevailing wage and apprenticeship requirements must be met by the facility to claim the full amount of the higher credit. On August 29, 2023, the Treasury issued proposed regulations providing guidance on when and how to satisfy the prevailing wage and apprenticeship requirements, with comments due to the Treasury by October 29, 2023. Then, on June 18, 2024, final regulations were issued to clarify certain aspects of the requirements. The final regulations generally apply to qualified facilities that begin construction and are placed in service after June 25, 2024, although facilities placed in service before then may choose to apply the final regulations. In connection with these final regulations, the Treasury has released guidance on certain topics through publications and a FAQ website.

With respect to monetizing the Section 45Q credit (and other energy credits), taxpayers for qualified projects may elect to be directly paid by the Treasury, making them refundable. There is a registration process for this, along with making the election on the taxpayer’s tax return. Plus, certain limitations and conditions apply to fully benefiting from this direct pay feature. Alternatively, taxpayers can monetize the Section 45Q credit by selling it to an unrelated third party for cash without significant adverse income tax consequences. This feature also includes certain registration and election requirements.

The Inflation Reduction Act also creates a new Clean Fuel Production Tax Credit under Section 45Z for the production of low-emissions transportation and aviation fuel produced and sold in 2025, 2026, and 2027, subject to certain registration requirements as well as prevailing wage and apprenticeship conditions. Like above with Section 45Q, this credit is eligible for direct pay and may be sold or transferred to unrelated third parties in most circumstances. The Clean Fuel Production Tax Credit is not available, however, for a facility that qualifies for the Section 45Q credit. Since enactment of the Inflation Reduction Act, Treasury has issued certain guidance on this credit.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2024 fiscal year, we incurred costs and expenses of approximately $364,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations. Management believes converting the plant to use natural gas as the fuel source instead of coal has reduced our environmental compliance costs.

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

    In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. In September 2019, the Brazilians increased the tariff free import quota from 600 million liters to 750 million liters. In December 2020, the tariff free quota was revoked. In March 2022, this tariff was suspended through December 2022. However, in February 2023, Brazil reinstated tariffs on American ethanol of 16% for 2023 which then increased to 18% in 2024. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and subsequently to 70%. In 2020, this tariff was again reduced to 45%. Management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Employees

As of January 14, 2024, we had 48 full-time employees. We anticipate that we will have approximately 49 full-time employees during the next 12 months unless we complete the Asset Sale and cease our current business operations.

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

    Declines in the price of ethanol, distillers grain or corn oil would significantly reduce our revenues. The sales prices of ethanol, distillers grains, and corn oil can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, tariffs and import quotas, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol, distillers grains, and corn oil and the price we pay for corn and natural gas. Any lowering of ethanol, distillers grains, or corn oil prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2025 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States has recently benefited from additional exports of ethanol which may not continue to occur during our 2025 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2025 fiscal year, particularly if the EPA issues additional small refinery waivers from the RFS. If we experience excess ethanol supply, either due to increased ethanol production, lower ethanol demand or lower overall gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

    Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles.  Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 137 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and

90% gasoline, the maximum domestic demand for ethanol is 13.7 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry has reached and surpassed this blend wall.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol are a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

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

Risks Related to Regulation and Governmental Action

    Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to annually EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements and expanded its use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

New, stricter environmental laws and other industry-related regulations or environmental litigation could significantly impact our operations and/or increase our costs, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state, and municipal laws and regulations regulating environmental matters. The trend in environmental regulation has been towards more restrictions and limitations on activities that may affect the environment over time including new or more stringent emissions standards. Our business may be adversely affected by increased costs and liabilities resulting from such stricter laws and regulations. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. Risks related to our environmental permits, including the risk of noncompliance, permit interpretation, permit modification, renewal of permits on less favorable terms, judicial or administrative challenges to permits by citizens groups or federal, state, or municipal entities or permit revocation are inherent in the operation of our business as it is with other companies engaged in similar businesses. We may not be able to renew the permits necessary for our operations, or we may be forced to accept terms in future permits that limit our operations or result in additional compliance costs. There can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith. Climate change continues to attract considerable public and scientific attention. In recent years environmental interest groups have filed suit against companies in the energy industry related to climate change. Should such suits succeed, we could face additional compliance costs or litigation risks.

Risks Related to the Asset Sale

The proposed Asset Sale is subject to a number of conditions beyond our control. Failure to complete the Asset Sale could materially and adversely affect our future business, results of operations and financial condition. The closing of the Asset Sale was approved by our members but is conditioned on the satisfaction of other closing conditions, including receipt of regulatory approvals and third-party consents, Buyers obtaining debt financing and performance in all material respects by each party of its obligations under the APA.

We cannot predict whether and when the conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Asset Sale, or in the event the Asset Sale is not completed or is delayed for any other reason, our business, results of operations and financial condition may be harmed because:

•management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to the Asset Sale;

•we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities;

•we have agreed to restrictions in the APA that limit how we conduct our business prior to the closing of the Asset Sale which may not be in our best interests and may disrupt or otherwise adversely affect our business and our relationships with our suppliers, customers, distributors, marketers, and others having business relationships with us, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

•we have incurred and expect to continue to incur expenses related to the Asset Sale, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the Asset Sale is completed;

•activities related to the Asset Sale and related uncertainties may lead to a loss of revenue and market position unrelated to the Asset Sale that we may not be able to regain if the Asset Sale does not occur; and

•the failure to, or delays in, consummating the Asset Sale may result in a negative impression of us with our suppliers, customers, distributors, marketers, and others having business relationships with us.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

The APA contains provisions that prohibit competing offers. The APA contains “no solicitation” provisions that restrict our ability to solicit, initiate, seek or encourage any inquiry, proposal or offer from, furnish any information to or participate in any discussion or negotiation regarding any acquisition of the Company’s equity interests, assets or business, in whole or in part (by purchase, merger, tender offer, statutory share exchange, joint venture or otherwise). These provisions prevent the Company from considering or proposing an alternative acquisition transaction, even if such alternative transaction offered to pay a higher price than what would be received in the Asset Sale.

Our executive officers may have interests in the Asset Sale that may be different from, or in addition to, the interests of our members generally. Our executive officers may be deemed to have interests in the Asset Sale that may be different from or in addition to those of our members, generally due to their expectation of employment following the Asset Sale. In particular, our Chief Executive Officer, Jodi Johnson is a Key Person under the APA and has been offered employment with the parent after closing subject to consummation of the Asset Sale. The acceptance of employment by Ms. Johnson is a condition to Buyers' obligation to complete the Asset Sale.

In addition, Ms. Johnson will receive a retention bonus of approximately $25,000 from the Company in connection with the closing of the Asset Sale.

These interests by our executive officers may create a potential conflict of interest. The Board was aware of these potentially differing interests and considered it, among other matters, in evaluating and negotiating the APA and in reaching its decision to approve the APA and the transactions thereunder.

We will incur significant expenses in connection with the Asset Sale, whether or not it is consummated. We have and will continue to incur substantial expenses related to the Asset Sale, whether or not it is completed. These expenses include, but are not limited to, legal fees, accounting fees and expenses, certain consultant expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by us regardless of whether the Asset Sale is completed. We anticipate that we will incur approximately $275,000 in aggregate expenses due to the Asset Sale. Payment of these expenses if the Asset Sale is not completed would adversely affect our operating results and financial condition.

We cannot be sure if or when the Asset Sale will be completed. The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions. We cannot guarantee that the closing conditions set forth in the APA will be satisfied. If we are unable to satisfy the closing conditions in Buyers favor or if other mutual closing conditions are not satisfied, Buyers will not be obligated to complete the Asset Sale.
The failure to consummate the Asset Sale by the prescribed deadline will likely result in the Asset Sale being abandoned. Either the Buyers or the Company may terminate the APA without penalty if the Asset Sale is not completed on or before June 30, 2025 (unless such deadline is missed due to a material breach by the party seeking termination of its representations, warranties, covenants or agreements in the APA). In the event that the Asset Sale is abandoned, the potential adverse effects from failing to consummate the Asset Sale discussed above may be implicated.

We may not receive all third-party and regulatory consents required in order for us to consummate the Asset Sale. The Asset Sale cannot be consummated until all closing conditions are met. These conditions include certain third-party consents and compliance with the HSR Act required to effectively transfer ownership of the assets and certain contracts of the Company. Until those consents are obtained and we have complied with the HSR Act, we cannot consummate the Asset Sale. We are in the process of obtaining the required consents. Although we expect to receive the required consents, no assurances can be made that the required consents will in fact be obtained or will not be significantly delayed or will not contain terms, conditions or restrictions that would be detrimental to us, the Buyers and our collective abilities to close the Asset Sale.

The Company did not receive a fairness opinion in connection with the Asset Sale. Our Board did not seek or obtain a fairness opinion from an investment bank or other firm that the consideration to be paid in connection with the Asset Sale is fair from a financial point of view to our members.

We may be subject to litigation related to the Asset Sale, which is expensive and could divert our attention. We may be subject to litigation in connection with the Asset Sale. Litigation against us could result in substantial costs and divert our management’s attention from closing the Asset Sale, which could harm our business and increase our expenses, which could decrease our net proceeds from the Asset Sale.

If we close on the Asset Sale, we cannot determine at this time the timing, amount or nature of any distributions to our members because there are many factors, some of which are outside of our control, that could affect our ability to make such distributions. After the Asset Sale is completed, we will no longer have any operating assets, other than cash. We will use a portion of our cash to satisfy our liabilities and transactions costs. Of the remaining cash, it is anticipated that a significant portion will be distributed to the members shortly after the closing of the Asset Sale in the form of an initial distribution payment (with potential subsequent distributions thereafter). However, the amount and timing of distributions to members will be determined by the Board in its discretion. We will retain a portion of our cash to fund our ongoing costs given that we will not be generating operating revenue and we are not likely to reinvest our remaining cash in any investment securities that would yield a meaningful return.

The amount of consideration members will receive or when they will receive it depend on a variety of factors, including, but not limited to, whether we are able to close the Asset Sale; any amendment to the APA resulting from the failure to satisfy any condition to closing; if operating results of the Company are less favorable than currently estimated by management; the amount we will be required to pay to satisfy unknown or contingent liabilities in the future; the cost of operating our business through the date of our final liquidation; general business and economic conditions; and other matters.

For the foregoing reasons, there can be no assurance as to the timing and amount of distributions to members.

Following the closing of the Asset Sale, we will continue to incur significant expenses and administrative burdens as a public company despite our revenue being significantly lower, which could have an adverse effect on our business, financial condition and results of operations. Following the closing of the Asset Sale, we will continue to incur significant legal, accounting, administrative and other costs and expenses as a public company which will reduce the amount of the distributions to our members.

The amount of net proceeds that we receive from the Asset Sale is subject to decrease. As consideration for the Company's sale to Buyers of substantially all of our assets and the Company's other covenants and obligations under the APA, Buyers will pay a cash purchase price of $210,000,000, subject to certain upward or downward adjustments related to working capital of the business and certain downward adjustments related to indebtedness and selling expenses (the "Purchase Price"). In addition, the amount of $1,260,000 is to be set aside to be used for potential indemnification obligations that might be owed by the Company to Buyers under the APA and the amount of $5,000,000 will be set aside out of the Purchase Price to be paid to Buyers in the event of a working capital adjustment resulting in a lower Purchase Price, to the extent of the amount of such adjustment. Further, the Buyers will assume certain of our liabilities as specified in the APA.

The amount of the working capital of the business at any given point in time is dependent upon a number of factors beyond our control. If the working capital at the closing of the Asset Sale is less than $11,086,470, the net proceeds we will receive in connection with the Asset Sale will be decreased on a dollar-for-dollar basis, in addition to reductions with respect to our indebtedness and selling expenses at the closing of the Asset Sale. There can be no assurance that the closing working capital will be at or above $11,086,470, and that we will receive the full $210,000,000 purchase price.

Even if the Asset Sale is completed, we cannot provide any assurances that we will realize the benefits we currently anticipate from the Asset Sale. We cannot provide any assurances that we will realize the benefits we currently anticipate from the Asset Sale. Any failure to realize the benefits we currently anticipate from the Asset Sale could have a material adverse impact on our future operating results and financial condition.

The tax treatment of the Asset Sale and any subsequent cash distribution should be relatively consistent from member to member as to the character of any gain or income but may vary, and the discussions in this proxy statement regarding such tax treatment are general in nature. You should consult your own tax advisor instead of relying on the discussions of tax treatment in this proxy statement for tax advice. We have not requested a ruling from the Internal Revenue Service (“IRS”) with respect to the anticipated tax consequences of the Asset Sale and any subsequent cash distribution, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of this transaction. If any of the anticipated tax consequences described in this proxy statement prove to be incorrect, the result could be increased taxation at the member level, thereby reducing the benefit to our members and us from the Asset Sale. Tax considerations applicable to particular members may vary with and be contingent upon the member’s particular circumstances.

Members should anticipate recognizing taxable capital gain and/or ordinary income for federal income tax purposes from the Asset Sale, followed by a non-taxable cash distribution. As a result of the Asset Sale, for federal income tax purposes, it is anticipated that the Asset Sale will be recognized by the Company as a taxable transaction resulting in capital gain and/or ordinary income depending on the mix of assets sold and the allocation of the sales price among those assets. This gain and income (and any loss) will then be passed through to the members, generally on a pro rata basis in proportion to their ownership of membership units.

Although the Company intends to distribute cash to its members after the Asset Sale, the Company has not yet determined the amount of the cash distribution(s), and will make that decision following the closing of the Asset Sale, after considering the Company’s cash resources, its anticipated future working capital needs and obligations, other potential uses of the proceeds of the transaction, and applicable legal requirements.

Any such cash distribution should not be taxable to a member, as distributions will simply reduce a member’s tax basis in its membership units that was increased by the allocation of income and gain from the Asset Sale.

Members may not be able to recognize a loss for federal income tax purposes until they receive a final distribution from us. As a result of the liquidation of the Company for federal income tax purposes, if and when that occurs, members will recognize gain or loss equal to the difference between (a) the sum of the amount of cash distributed to them and the aggregate fair market value of any property distributed to them, and (b) their tax basis for their holdings in the Company. A member’s tax basis in their holdings in the Company will depend upon various factors, including the member's cost and the amount and nature of any distributions received with respect thereto. Any loss generally will be recognized only when the final distribution from us has been received, and if the member is still the owner of his, her, or its membership units the Company.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain a data protection and cybersecurity risk management program to assess, identify and manage cybersecurity risks. We also maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to and remediate cybersecurity incidents. In the event of an incident, we intend to follow our incident response plan, which provides a step-by-step framework to follow from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board of Directors, as appropriate. As part of our risk management program, we regularly conduct vulnerability assessments, as well as internal user training and tabletop exercises. We also conduct self and third-party assessments of our cybersecurity risk management program to evaluate effectiveness and alignment with industry standards and best practices. As part of the above approach and processes, we periodically engage with assessors, consultants, auditors, and other third-parties, for purposes of evaluating our cybersecurity posture and identifying areas for continued focus, improvement and/or compliance.

Our Company’s business strategy, results of operations and financial condition have not been materially affected, and we believe that they are not reasonably likely to be materially affected, by risks from cybersecurity threats, but we cannot provide assurance that the Company will not be materially affected in the future by such risks or any future material incidents. For more information about the cybersecurity risks we face, see "ITEM 1A. Risk Factors.”

Cybersecurity Governance

Our cybersecurity program addresses potential risks, implements processes to support our cybersecurity program and respond to potential cyber incidents. Our cybersecurity program is managed by our senior management with support from a third-party that provides relevant expertise, certifications and skills in cybersecurity. Quarterly risk assessments are performed and incorporated as part of our overall enterprise risk management process, which is overseen by our Board of Directors. The third-party provider provides regular data protection and cybersecurity reports to our senior management who then provides regular reports to the Audit Committee and the Board of Directors. These reports include updates on cybersecurity initiatives, cybersecurity metrics and threat landscape.

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

During our 2024 fiscal year, all of our tangible and intangible property, real and personal, served as the collateral for our senior credit facility with Cornerstone Bank. Our senior credit facility is discussed in more detail under "ITEM 7. Management's Discussion and Analysis - Capital Resources."

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

    As of January 14, 2024, there were 938 holders of record of our Class A membership units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2023 1st	$2.10	$3.01	$2.46	816,326
2023 2nd	$3.00	$3.15	$3.05	77,000
2023 3rd	$3.25	$3.75	$3.68	160,339
2023 4th	$—	$—	$—	—
2024 1st	$3.75	$3.90	$3.84	25,000
2024 2nd	$—	$—	$—	—
2024 3rd	$—	$—	$—	—
2024 4th	$—	$—	$—	—

Distributions

    Our Board has complete discretion over the timing and amount of distributions to our members. Our expectations with respect to our ability to make future distributions are discussed in greater detail in "Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations."

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

PERFORMANCE GRAPH

    The graph below matches the cumulative 5-Year total return of holders of Red Trail Energy, LLC's membership units with the cumulative total returns of the NASDAQ Composite index and a customized peer group of over forty five (45) companies with a SIC number of 2869 (Industrial Organic Chemicals, not elsewhere classified), somewhat similar to Red Trail Energy, LLC. The graph assumes that the value of the investment in our common membership units, in each index, and in the peer group (including reinvestment of dividends) was $100 on September 30, 2019 and tracks it through September 30, 2024.

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

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Years Ended September 30, 2024 and 2023

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our statements of operations for the years ended September 30, 2024 and 2023:

	Year Ended September 30, 2024		Year Ended September 30, 2023
Statement of Operations Data	Amount	%	Amount	%
Revenues	$149,862,807	100.00	$199,645,418	100.00
Cost of Goods Sold	145,607,817	97.16	187,590,830	93.96
Gross Profit	4,254,990	2.84	12,054,588	6.04
General and Administrative Expenses	5,071,998	3.38	5,812,462	2.91
Operating Income	(817,008)	(0.54)	6,242,126	3.13
Other Income (Expense)	(355,769)	(0.24)	(680,871)	(0.34)
Net Income	$(1,172,777)	0.78	$5,561,255	2.79

    The following table shows additional data regarding production and price levels for our primary inputs and products for the years ended September 30, 2024 and 2023:

	Year Ended September 30, 2024	Year Ended September 30, 2023
Production:
Ethanol sold (gallons)	67,122,136	64,779,275
Dried distillers grains sold (tons)	104,343	104,349
Modified distillers grains sold (tons)	108,375	110,238
Corn oil sold (pounds)	21,105,640	17,553,020
Revenues:
Ethanol average price per gallon (net of hedging)	$1.67	$2.34
Dried distillers grains average price per ton	169.53	223.57
Modified distillers grains average price per ton	85.13	115.88
Corn oil average price per pound	0.47	0.62
Primary Inputs:
Corn ground (bushels)	23,395,358	22,248,317
Natural gas (MMBtu)	1,630,699	1,601,918
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$4.33	$6.61
Natural gas average price per MMBtu (net of hedging)	2.87	4.57
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.068	$0.082
Denaturant cost	0.038	0.046
Electricity cost	0.035	0.074
Direct labor cost	0.069	0.076

Revenue

    For our 2024 fiscal year, ethanol sales comprised approximately 74.9% of our revenues; distillers grains sales comprised approximately 18.0% of our revenues; and corn oil sales comprised approximately 6.7% of our revenues. For our 2023 fiscal year, ethanol sales comprised approximately 76.0% of our revenues; distillers grains sales comprised approximately 18.2% of our revenues; and corn oil sales comprised approximately 5.5% of our revenues.

    Ethanol

    The average price we received per gallon of ethanol sold was approximately 29% lower during our 2024 fiscal year compared to our 2023 fiscal year. Energy prices, including gasoline prices, were lower in 2024, which negatively impacted the market price of ethanol. In addition, lower corn prices typically have an impact on ethanol prices. During our 2024 fiscal year, corn prices were lower on average compared to our 2023 fiscal year which correlated with lower ethanol prices. In addition, increased market supply had a negative effect on ethanol prices during our 2024 fiscal year. Management anticipates that ethanol prices will remain at their current levels during our 2025 fiscal year due to expected consistent ethanol demand and ethanol supplies.

    We sold approximately 4% more gallons of ethanol during our 2024 fiscal year compared to our 2023 fiscal year due to increased ethanol production during the 2024 fiscal year. Our ethanol production was more during our 2024 fiscal year compared to our 2023 fiscal year due to increased corn to ethanol conversion efficiency during our 2024 fiscal year. Management anticipates consistent ethanol production during our 2025 fiscal year compared to our 2024 fiscal provided we do not experience any unexpected plant shutdowns or slowdowns. However, if we complete the Asset Sale, we will cease our current business and will no longer have any operating assets.

    We had no gains or losses related to ethanol derivative instruments during our 2024 fiscal year. We experienced a gain of approximately $22,000 related to our ethanol derivative instruments during our 2023 fiscal year which increased our revenue.

    Distillers Grains

    The average price we received for our dried distillers grains during our 2024 fiscal year was approximately 24% less per ton than the average price we received during our 2023 fiscal year primarily due to lower average corn prices during our 2024 fiscal year which typically impacts distillers grains prices. The average price we received from our modified distillers grains during our 2024 fiscal year was approximately 27% lower compared to our 2023 fiscal year due to decreased local demand for distillers grains and lower corn prices. Our modified distillers grains are primarily sold in our local market. Management anticipates distillers grains prices will be comparable during our 2025 fiscal year to our 2024 fiscal year due to anticipated consistent distillers grain demand and comparable corn prices. However, the United States experienced strong distillers grains export demand during 2024 which may not continue. Without these distillers grains exports, distillers grains prices may be reduced during our 2025 fiscal year.

We sold approximately the same number of tons of dried distillers grains during our 2024 fiscal year compared to our 2023 fiscal year. We sold approximately 2,000 fewer tons of modified distillers grains, a decrease of approximately 2% during our 2024 fiscal year compared to our 2023 fiscal year resulting in an overall decrease in our distillers grains production due to increased corn oil production during the 2024 period. When we produce more pounds of corn oil, it has a corresponding negative impact on the volume of distillers grains we produce. We decide whether to produce dried distillers grains versus modified/wet distillers grains based on market conditions and the relative cost of producing each form of distillers grains. Management anticipates that distillers grains production will remain at its current mix during our 2025 fiscal year unless distillers grains exports increase significantly which could favor producing more dried distillers grains. However, if we complete the Asset Sale, we will cease our current business and will no longer have any operating assets.

    Corn Oil

    The average price we received for our corn oil was approximately 24.2% less during our 2024 fiscal year compared to our 2023 fiscal year primarily due to lower corn prices and increased oil supplies in the market which both negatively impacted market corn oil prices. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However, oil supplies have also increased which have impacted the market price of corn oil.

    Our corn oil sales increased by approximately 20.2% during our 2024 fiscal year compared to our 2023 fiscal year due to increased overall production at the ethanol plant during our 2024 fiscal year. Management anticipates that corn oil production will remain at its current levels during our 2025 fiscal year provided market conditions allow us to continue to operate the ethanol plant at capacity and provided the market price of corn oil remains at current levels. However, if we complete the Asset Sale, we will cease our current business and will no longer have any operating assets.

Syrup

The total gallons of syrup we sold was lower during our 2024 fiscal year compared to our 2023 fiscal year due to decreased overall production. Management anticipates that our syrup production will remain at the current levels during our 2025 fiscal year provided that market conditions allow us to continue to operate the ethanol plant at capacity. However, if we complete the Asset Sale, we will cease our current business and will no longer have any operating assets. The average price we received for our syrup during our 2024 fiscal year was lower compared to the average price we received during our 2023 fiscal year primarily due to discounted pricing to ensure product moves in a timely manner.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and energy expenses. Our total cost of goods sold was lower for our 2024 fiscal year compared to our 2023 fiscal year due primarily to lower corn and natural gas costs during our 2024 fiscal year.

Corn Costs

Our cost of goods sold related to corn was approximately 31.2% less during our 2024 fiscal year compared to our 2023 fiscal year due to lower average corn costs per bushel offset by an increase in bushels of corn used during our 2024 fiscal year. Our average cost per bushel of corn used, without including our derivative instrument gains and losses, was approximately 34.5% lower during our 2024 fiscal year compared to our 2023 fiscal year. Management attributes this decrease in corn costs to a larger corn crop harvested in the fall of 2023 which resulted in lower market corn prices during our 2024 fiscal year compared to the corn prices we experienced during our 2023 fiscal year. Management believes that there will be sufficient corn in our local market to continue to operate the ethanol plant at capacity during our 2025 fiscal year. Our corn use increased by approximately 5.2% during our 2024 fiscal year compared to our 2023 fiscal year due to increased overall production at the ethanol plant. Management anticipates that we will use a comparable amount of corn in the future provided operating margins remain favorable. However, if we complete the Asset Sale, we will cease our current business and will no longer have any operating assets.

From time to time we enter into forward purchase contracts for our commodity purchases and sales. On September 30, 2024, we had forward corn purchase contracts for various delivery periods through May 2025 for a total commitment of approximately 6 million bushels of corn. We had a loss of approximately $936,000 related to our corn derivative instruments which increased our cost of goods sold during our 2024 fiscal year. We had a gain of approximately $2,363,000 related to our corn derivative instruments during our 2023 fiscal year which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

    Natural Gas Costs

    Our total natural gas costs to operate the ethanol plant were lower for our 2024 fiscal year compared to our 2023 fiscal year due to decreased cost per MMBtu of natural gas during the 2024 period. Our average cost per MMBtu of natural gas was approximately 37.2% lower during our 2024 fiscal year compared to our 2023 fiscal year. Management believes this decrease in natural gas costs during our 2024 fiscal year was due to lower energy prices generally during our 2024 fiscal year. We used approximately the same MMBtu of natural gas during our 2024 fiscal year compared to our 2023 fiscal year. We had a gain on our natural gas derivative instruments of approximately $667,000, which decreased our cost of goods sold during our 2024 fiscal year. We had a loss on our natural gas derivative instruments of approximately $74,000, which increased our cost of goods sold during our 2023 fiscal year. Management expects that natural gas prices will remain lower during our 2025 fiscal year unless we experience a colder than average winter which could result in natural gas price spikes which could negatively impact delivered natural gas costs, particularly during the winter months.

General and Administrative Expenses

    Our general and administrative expense was lower during our 2024 fiscal year than our 2023 fiscal year due to lower professional fees and permitting expenses related to our Carbon Capture and Storage project and fuel pathway applications during the 2023 period.

Other Income/Expense

    We had more interest income during our 2024 fiscal year compared to our 2023 fiscal year due to having more cash on hand during the 2024 period. We had more other income during our 2024 fiscal year compared to our 2023 fiscal year due to the sale of old assets. We had more interest expense during our 2024 fiscal year compared to our 2023 fiscal year due to interest accretion expense related to the Asset Retirement Obligation.

Results of Operations for the Years Ended September 30, 2023 and 2022

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses, and other items to total revenues in our statements of operations for the years ended September 30, 2023 and 2022:

	Year Ended September 30, 2023		Year Ended September 30, 2022
Statement of Operations Data	Amount	%	Amount	%
Revenues	$199,645,418	100.00	$217,135,121	100.00
Cost of Goods Sold	187,590,830	93.96	190,828,171	87.88
Gross Profit	12,054,588	6.04	26,306,950	12.12
General and Administrative Expenses	5,812,462	2.91	3,801,583	1.75
Operating Income	6,242,126	3.13	22,505,367	10.37
Other Income	(680,871)	(0.34)	6,991,313	3.22
Net Income	$5,561,255	2.79	$29,496,680	13.59

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

    Corn Oil

    The average price we received for our corn oil was approximately 6.1% less during our 2023 fiscal year compared to our 2022 fiscal year primarily due to lower corn prices and increased oil supplies in the market which both negatively impacted market corn oil prices. The biodiesel blenders' tax credit was set to expire on December 31, 2022. However, the Inflation Reduction Act extended the biodiesel blenders' tax credit until December 31, 2024.

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

Changes in Financial Condition for the Year Ended September 30, 2024 and 2023

    Current Assets. We had less cash and equivalents on our balance sheet on September 30, 2024 compared to September 30, 2023 due to less deferred corn payments in 2024 compared to 2023. We had more restricted cash on September 30, 2024 compared to September 30, 2023 as a result of having more cash deposited in our margin account with our commodities broker related to our risk management positions. We had less accounts receivable on September 30, 2024 compared to September 30, 2023 due primarily to the timing of payments from our product marketers at the end of our 2024 fiscal year compared to the end of our 2023 fiscal year. We had more inventory on hand on September 30, 2024 compared to September 30, 2023 due to more finished goods inventory on September 30, 2024 due primarily to the timing of the end of our 2024 fiscal year compared to the end of our 2023 fiscal year and the amount of finished goods we had during the 2024 period.

    Property, Plant and Equipment. The value of our property, plant and equipment was less at September 30, 2024 compared to September 30, 2023 due to regular depreciation of our assets during our 2024 fiscal year partially offset by capital projects which were completed and construction in progress at September 30, 2024 compared to September 30, 2023. The asset retirement obligation and related depreciation expense related to our Class VI injection and monitoring wells facility closure plan is included within net property, plant and equipment.

    Other Assets. Our other assets were higher on September 30, 2024 than at September 30, 2023 due primarily to an increase in our patronage equity with Roughrider Electric Cooperative due to increased electric costs during our 2024 fiscal year. The net right of use asset related to our operating leases was lower on September 30, 2024 than at September 30, 2023 due to a decrease in the amount of equipment we were leasing partially offset by amortization of our operating leases during our 2024 fiscal year.

    Current Liabilities. Our accounts payable was lower at September 30, 2024 compared to September 30, 2023 due to a larger number of producers deferring corn payments than in 2023 fiscal year. Our accrued expenses were higher on September 30, 2024 compared to September 30, 2023 due to having more accrued compensation and benefits for our employees. We had a higher liability associated with our corn derivative instrument positions at September 30, 2024 compared to September 30, 2023 due to changing market corn prices compared to our derivative instrument positions. We had a higher accrued loss on our firm corn purchase commitments due to the difference between the market value of our firm corn purchases and the contract price of our corn purchases. The current maturities of our long-term debt was lower on September 30, 2024 compared to September 30, 2023 due to a lower amount we need to pay on our debt instruments in the next 12 months. The current portion of our operating lease liability was higher on September 30, 2024 compared to September 30, 2023 due to amortization of our leases during the 2024 fiscal year.

Long-term Liabilities. We had less long-term liabilities on September 30, 2024 compared to September 30, 2023 due due to loan payments we made during our 2024 fiscal year. We had a lower long-term liability related to operating leases on September 30, 2024 compared to September 30, 2023 due to having fewer equipment leases at September 30, 2024 compared to September 30, 2023, and regular amortization of our operating leases. We had an increase to the asset retirement obligation due to interest accretion expense.

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

Allowance for Credit Losses

    Management's estimate of the Allowance for Credit Losses is based on management's estimate of the collectability of identified receivables, as well as the aging of customer accounts. A 10% change in management's estimate regarding the Allowance for Credit Losses as of September 30, 2024 could impact net income by approximately $5,000 for our 2025 fiscal year.

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

We have entered into an APA for the sale of substantially all of our business assets. If we close on the Asset Sale, we will cease our current business and will have no operating assets.

    The following table shows cash flows for the years ended September 30, 2024 and 2023:

	2024	2023
Net cash provided by operating activities	$4,007,455	$10,814,443
Net cash (used in) investing activities	(3,024,469)	(2,744,472)
Net cash (used in) financing activities	(8,428,721)	(4,670,883)
Net increase (decrease) in cash	$(7,445,735)	$3,399,088
Cash and equivalents, end of period	$7,105,368	$14,551,103

Cash Flow from Operations

Our operations provided less cash during our 2024 fiscal year compared to our 2023 fiscal year due primarily to a lower net income we generated during the 2024 period compared to our 2023 fiscal year.

Cash Flow from Investing Activities

We used more cash for capital expenditures during our 2024 fiscal year compared to our 2023 fiscal year. During our 2024 fiscal year we had capital expenditures primarily relating to the completion of the cooling tower restoration, and the engineering of combined heat and power.

Cash Flow from Financing Activities

Our financing activities used more cash during our 2024 fiscal year due primarily to fewer proceeds we received from our debt instruments during the 2024 fiscal year.

Our liquidity, results of operations and financial performance will be impacted by many variables, including the market price for commodities such as, but not limited to, corn, ethanol and other energy commodities, as well as the market price for any co-products generated by the facility and the cost of labor and other operating costs.  Assuming future relative price levels for corn, ethanol and distillers grains remain consistent, we expect operations to generate adequate cash flows to maintain operations. If we close on the Asset Sale, we will cease our current business and will have no operating assets.

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
Capital Expenditures

    We had approximately $2.7 million in construction in progress as of September 30, 2024 primarily relating to the completion of the cooling tower restoration, and the engineering of combined heat and power. The Company plans to finance this construction in progress using cash from current business operations.

Capital Resources

Revolving Loan

On January 22, 2020, we entered into a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank. Interest currently accrues on any outstanding balance on the Revolving Loan at a rate of 0.25% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 7.5%. The maturity date on the Revolving Loan was previously April 5, 2024. On April 12, 2024, the Revolving Loan was renewed and the new maturity date is April 9, 2025. The Revolving Loan is secured by a lien on substantially all of our assets. At September 30, 2024, we had $10 million available on the Revolving Loan. The variable interest rate on September 30, 2024 was 7.75%.

Construction Loan

On October 28, 2022, we entered into a $25 million loan to replace the First Construction Loan and CCS Construction Loan (the "Construction Loan"). Interest accrues on any outstanding balance on the Construction Loan at a fixed rate of 4.65%. We make annual payments of approximately $3.1 million due in January of each year. The outstanding balance at September 30, 2024 was approximately $20 million. The maturity date of the Construction Loan is January 31, 2032. The Construction Loan is secured by a lien on substantially all of our assets.

Ethanol Recovery Program

On July 13, 2020, we entered into a loan with the Bank of North Dakota Ethanol Recovery Program and Cornerstone for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Pace program and value-added loan guarantee program to help ethanol production facilities weather the pandemic economic challenges. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of annual corn grind. On December 3, 2021, we received forgiveness of $2.65 million of the loan. The fixed interest rate as of September 30, 2024 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. The maturity date of the loan was July 13, 2025. The balance outstanding on the loan at September 30, 2024 was $0.

Contractual Obligations and Commercial Commitments

    We have the following contractual obligations as of September 30, 2024:

Contractual Obligations:	Total	Less than 1 Yr	1-3 Years	3-5 Years	Thereafter
Long-term debt obligations	$20,180,392	$2,125,864	$7,010,675	$5,246,418	$5,797,435
Corn purchases *	15,377,724	15,377,724	—	—	—
Water purchases	1,060,000	424,000	212,000	424,000	—
Operating lease obligations	1,746,527	381,257	1,143,028	222,242	—
Finance leases	680	680	—	—	—
Total	$38,365,323	$18,309,525	$8,365,703	$5,892,660	$5,797,435

* Amounts determined assuming prices, including freight costs, at which corn had been contracted for cash corn contracts and current market prices as of September 30, 2024 for basis contracts that had not yet been fixed.

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

    As of September 30, 2024, we had approximately 6 million bushels of corn under fixed price contracts.

    It is the current position of our ethanol marketing company, RPMG, that under current market conditions selling ethanol in the spot market will yield the best price for our ethanol.  RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.

    We estimate that our expected corn usage will be between 20  million and 23 million bushels per calendar year for the production of approximately 59 million to 64 million gallons of ethanol.  As corn prices move in reaction to market trends and information, our income statements will be affected depending on the impact such market movements have on the value of our derivative instruments. However, if we close on the Asset Sale, we will cease our current business and will have no operating assets.
    A sensitivity analysis has been prepared to estimate our exposure to corn, natural gas, and ethanol price risk. Market risk related to our corn, natural gas and ethanol prices is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas, and our average ethanol sales price as of September 30, 2024, net of the forward and future contracts used to hedge our market risk for corn, natural gas and ethanol. The volumes are based on our expected use and sale of these commodities for a one year period from September 30, 2024. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(9,585,000)
Corn	15,697,000	Bushels	10%	$(5,965,000)
Natural gas	1,384,000	MMBtu	10%	$(277,000)

For comparison purposes, below is our analysis for our fiscal year ended September 30, 2023.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Ethanol	63,900,000	Gallons	10%	$(15,975,000)
Corn	20,600,000	Bushels	10%	$(10,648,312)
Natural gas	1,664,000	MMBtu	10%	$(374,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

Board of Governors
Red Trail Energy, LLC
Richardton, North Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Red Trail Energy, LLC (the Company) as of September 30, 2024 and 2023, and the related statements of operations, changes in members’ equity, and cash flows, for the years ended September 30, 2024, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended September 30, 2024, 2023, and 2022, in conformity with accounting principles generally accepted in the United States of America.

Correction of Error
As discussed in Note 1 to the financial statements, the 2023 financial statements have been restated to correct a misstatement.

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

Inventory Valuation

As discussed in Note 1 of the financial statements, the Company’s balance of inventory was $9,913,061 as of September 30, 2024. The valuation of inventories, specifically the inventory components of corn raw materials, work in process, and ethanol finished goods, requires management to make significant assumptions and complex judgments about the inventory cost and net realizable value. These assumptions include the assessment of net realizable value by inventory category, considering market inputs and demand.

We identified the valuation of the inventory components of corn, work in process and ethanol as a critical audit matter. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

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

Denver, Colorado
January 14, 2025

RED TRAIL ENERGY, LLC
Balance Sheets

ASSETS	September 30, 2024	September 30, 2023 Restated

Current Assets
Cash and equivalents	$3,390,382	$11,617,435
Restricted cash	3,714,985	2,933,668
Accounts receivable, net, primarily related party	4,030,089	7,669,441
Inventory	9,913,061	9,099,945
Prepaid expenses	569,376	369,430
Total current assets	21,617,893	31,689,919

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	18,563,059	18,563,059
Buildings	15,333,676	15,320,492
Plant and equipment and railroad	124,473,132	122,444,522
Construction in progress	2,759,400	1,986,776
	162,462,948	159,648,530
Less accumulated depreciation	89,641,814	83,208,524
Net property, plant and equipment	72,821,134	76,440,006

Other Assets
Right of use operating lease assets, net	1,746,528	2,122,550
Investment in RPMG	940,642	940,642
Patronage equity	7,047,604	6,457,604
Deposits	40,000	40,000
Total other assets	9,774,774	9,560,796

Total Assets	$104,213,801	$117,690,721

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	September 30, 2024	September 30, 2023 Restated

Current Liabilities
Accounts payable	$2,527,925	$6,805,187
Accrued expenses	2,271,428	1,921,880
Commodities derivative instruments, at fair value (see Note 4)	289,200	—
Accrued loss on firm purchase commitments	50,000	—
Customer deposits	25,895	38,294
Current maturities of notes payable	2,126,544	2,341,784
Current portion of operating lease liabilities	381,258	376,021
Total current liabilities	7,672,250	11,483,166

Long-Term Liabilities
Notes payable, less current maturities	18,054,528	20,188,774
Long-term operating lease liabilities, net of current portion	1,365,270	1,746,528
Asset Retirement Obligation (see Note 1 and Note 12)	1,002,032	900,521
Total long-term liabilities	20,421,830	22,835,823
Commitments and Contingencies (Notes 6, 8, 10 and 14)

Members’ Equity ( Class A Membership Units issued and outstanding on September 30, 2024 and 2023, respectively)	76,119,721	83,371,732

Total Liabilities and Members’ Equity	$104,213,801	$117,690,721

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022

Revenues, primarily related party	$149,862,807	$199,645,418	$217,135,121

Cost of Goods Sold
Cost of goods sold	144,239,817	186,981,830	189,606,091
Lower of cost or net realizable value adjustment	—	74,000	337,080
Loss on firm purchase commitments	1,368,000	535,000	885,000
Total Cost of Goods Sold	145,607,817	187,590,830	190,828,171

Gross Profit	4,254,990	12,054,588	26,306,950

General and Administrative Expenses	5,071,998	5,812,462	3,801,583

Operating Income (Loss)	(817,008)	6,242,126	22,505,367

Other Income (Expense)
Interest income	278,486	112,627	31,524
Other income	510,034	292,988	6,983,063
Interest expense	(1,144,289)	(1,086,486)	(23,274)
Total other income (expense), net	(355,769)	(680,871)	6,991,313

Net Income (Loss)	$(1,172,777)	$5,561,255	$29,496,680

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$(0.03)	$0.14	$0.73

Diluted	$(0.03)	$0.14	$0.73

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Statements of Changes in Members' Equity
Years Ended September 30, 2024, 2023 and 2022

	Class A Member Units				Treasury Units
	Units (a)	Amount	Additional Paid in Capital	Accumulated Retained Earnings	Units	Amount	Total Member Equity

Balances - September 30, 2021	40,148,160	$39,044,595	$75,541	$31,034,079	140,000	$(159,540)	$69,994,675
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(13,650,220)	—	—	(13,650,220)
Net Income	—	—	—	29,496,680	—	—	29,496,680

Balances - September 30, 2022	40,148,160	$39,044,595	$75,541	$46,880,539	140,000	$(159,540)	$85,841,135
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(8,030,658)	—	—	(8,030,658)
Net Income	—	—	—	5,561,255	—	—	5,561,255

Balances - September 30, 2023	40,148,160	$39,044,595	$75,541	$44,411,136	140,000	$(159,540)	$83,371,732
Units Issued	—	—	—	—	—	—	—
Units repurchased and retired	—	—	—	—	—	—	—
Distribution	—	—	—	(6,079,234)	—	—	(6,079,234)
Net Income	—	—	—	(1,172,777)	—	—	(1,172,777)

Balances - September 30, 2024	40,148,160	$39,044,595	$75,541	$37,159,125	140,000	$(159,540)	$76,119,721
(a) - Amounts shown represent member units outstanding.

Notes to Financial Statements are an integral part of this Statement.

Table of Content

RED TRAIL ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	September 30, 2022
	September 30, 2024	September 30, 2023	Restated

Cash Flows from Operating Activities
Net income (Loss)	$(1,172,777)	$5,561,255	$29,496,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,433,289	6,336,196	4,327,706
Loss on disposal of fixed assets	210,053	11,196	—
Change in fair value of derivative instruments	289,200	(1,162,273)	1,162,273
Accrued purchase commitment losses (gains)	50,000	(9,000)	(175,000)
Lower of cost or net realizable value adjustment	—	74,000	337,080
Loss on firm purchase commitments	1,368,000	535,000	885,000
Increase in Noncash patronage equity	(590,000)	(1,058,089)	(475,392)
Loan Forgiveness	—	—	(2,650,773)
ARO Interest Accretion	101,511	—	—
Change in operating assets and liabilities:
Accounts receivable, net, primarily related party	3,639,352	(2,790,431)	(3,410,490)
Inventory	(2,181,117)	2,835,088	(2,219,271)
Prepaid expenses	(199,946)	143,341	(46,734)
Customer deposits	(12,400)	27,659	(372)
Accounts payable and accrued expenses	(3,927,710)	310,501	(3,171,629)
Net cash provided by operating activities	4,007,455	10,814,443	24,059,078

Cash Flows from Investing Activities
Proceeds from Disposal of Fixed Assets	159,000	35,550	—
Investment in RPMG	—	(335,642)	—
Capital expenditures	(3,183,469)	(2,444,380)	(20,328,018)
Net cash (used in) investing activities	(3,024,469)	(2,744,472)	(20,328,018)

Cash Flows from Financing Activities
Disbursements in excess of bank balances	—	—	(1,343,608)
Dividends paid	(6,079,234)	(8,030,658)	(13,650,220)
Proceeds from notes payable	5,000,000	7,000,000	18,000,000
Debt and finance lease repayments	(7,349,487)	(3,640,225)	(800,461)
Net cash provided by (used in) financing activities	(8,428,721)	(4,670,883)	2,205,711

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(7,445,735)	3,399,088	5,936,771
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	14,551,103	11,152,015	5,215,244
Cash, Cash Equivalents and Restricted Cash - End of Period	$7,105,368	$14,551,103	$11,152,015

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$3,390,382	$11,617,435	$6,366,990
Restricted Cash	3,714,986	2,933,668	4,785,025
Total Cash, Cash Equivalents and Restricted Cash	$7,105,368	$14,551,103	$11,152,015

Supplemental Disclosure of Cash Flow Information
Interest paid	$79,144	$85,451	$79,149

Table of Content

Noncash Investing and Financing Activities
Asset Retirement Obligation	$—	$—	$900,521
Operating lease asset acquired	$—	$2,157,569	$—
Capital expenditures in accounts payable	$—	$—	$53,201
Capitalized Interest	$—	$—	$411,875

Notes to Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

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

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, inventory, asset retirement obligation and allowance for credit losses. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and equivalents approximates fair value. Balances in excess of federally insured limits are not covered by FDIC insurance; these balances total $7.07 million. Restricted cash is cash deposited in our margin account with our commodities broker related to our risk management positions.

Investment in RPMG

RPMG is a subsidiary of Renewable Products Marketing Group, LLC ("RPMG, LLC"). We own approximately 5.0% of RPMG, LLC which allows us to realize favorable marketing fees for our products and allows us to share in the profits generated by RPMG, LLC. Our ownership interest in RPMG, LLC also entitles us to a seat on its board of directors which is filled by Jodi Johnson, our Chief Executive Officer. The Company accounts for the investment in RPMG at cost minus impairment.

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

All receivables are stated at amounts due from customers net of any allowance for credit losses. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's perceived current ability to pay its obligation to the Company, and the

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses. The Company had an allowance for credit losses of $46,305 and $41,675 at September 30, 2024 and 2023, respectively.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

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

Long-lived Assets

Property, plant, and equipment are stated at cost. Depreciation is provided over estimated useful lives by use of the straight line method. Maintenance and repairs are expensed as incurred. Major improvements and betterments are capitalized. For the year ended September 30, 2024 the Company capitalized $2.2 million in assets related to plant and CCS equipment, along with upgrades to the chemical tank and piping. The present values of finance lease obligations are classified as a liability and the related assets are included in property, plant and equipment. Amortization of equipment under finance leases is included in depreciation expense.

Depreciation is computed using the straight-line method over the following estimated useful lives:

	Minimum Years	Maximum Years
Land improvements	15	30
Buildings	10	40
Plant and equipment	7	20
Railroad	10	30

Depreciation expense included in cost of goods sold is $5,950,362 for the year ended September 30, 2024, $5,298,318 for the year ended September 30, 2023 and $4,027,744 for the year ended September 30, 2022. Depreciation expense included in general and administrative expenses is $482,927 for the year ended September 30, 2024, $1,037,875 for the year ended September 30, 2023, and $299,962 for the year ended September 30, 2022.

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our balance sheets, the Company has elected not to record any other assets or liabilities at fair value. No events occurred during the fiscal years ended September 30, 2024 and 2023 that required adjustment to the recognized balances of assets or liabilities, which are recorded at fair value on a nonrecurring basis.

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

Environmental Liabilities

The Company's operations are subject to environmental laws and regulations adopted by various governmental entities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its location. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material, environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities, if any, are recorded when the liability is probable and the costs can reasonably be estimated. The Company is not aware of any environmental liabilities identified as of September 30, 2024.

Restatement of Prior Financial Information

The Company's previously filed audited balance sheet and the 2022 cash flow statement has been restated to correct errors in an asset retirement obligation. From a quantitative and qualitative perspective, the Company determined that correcting the previously filed financial statements would not require amendment to its previously filed reports on Form 10-Q and 10-K. The statement increased land improvements and long-term liabilities by $900,521 as of September 30, 2023. The effect of the correction and the non-cash investing and financing activity as of September 30, 2022 is summarized below:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

	September 30, 2023
	As Previously Reported	Adjustment	Restated
Consolidated Balance Sheet
Land Improvements	$17,662,538	$900,521	$18,563,059
Property, plant and equipment, net	75,539,485	900,521	76,440,006
Total Assets	$116,790,200	$900,521	$117,690,721
Asset Retirement Obligation	—	900,521	900,521
Total Liabilities and Equity	$116,790,200	$900,521	$117,690,721

	September 30, 2023			September 30, 2022
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Statement of Cash Flows
Noncash Investing and Financing Activities
Asset Retirement Obligation	$—	$—	$—	$—	$900,521	$900,521

2. CONCENTRATIONS

Coal and Natural Gas

In previous years coal was an important input to our manufacturing process. During the second quarter of our 2015 fiscal year we converted the energy source for our ethanol plant to natural gas. As a result, we do not anticipate using coal to fire the ethanol plant in the future and changes in the price or availability of coal will not impact our operations. However, we maintain the equipment necessary to operate the ethanol plant using coal as the fuel source which management believes could benefit us in the future, especially if natural gas prices increase or natural gas is not available at the ethanol plant. The Company signed a sales agreement with Rainbow Gas Company to supply natural gas to the plant through October 2025.

Sales

We are substantially dependent upon RPMG for the purchase, marketing, and distribution of our ethanol, DDGS, and corn oil. RPMG purchases 100% of the ethanol, DDGS, and corn oil produced at our plant, all of which is marketed and distributed to its customers. Therefore, we are highly dependent on RPMG for the successful marketing of our ethanol, DDGS, and corn oil. In the event that our relationship with RPMG is interrupted or terminated for any reason, we believe that we could locate another entity to market the ethanol, DDGS, and corn oil. However, any interruption or termination of this relationship could temporarily disrupt the sale and production of ethanol, DDGS, and corn oil and adversely affect our business and operations and potentially result in a higher cost to the Company. Amounts due from RPMG represent approximately 93% and 89% of the Company's outstanding trade receivables balance at September 30, 2024 and 2023, respectively. Approximately 93%, 93%, and 90% of revenues are comprised of sales to RPMG for the years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively.

3. REVENUE

Revenue Recognition

The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the contract are met, which is when the customer obtains control of such products and typically occurs upon shipment

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

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

Revenue by Source

The following table disaggregates revenue by major source for the twelve months ended September 30, 2024, 2023, and 2022.

Revenues	For the twelve months ended September 30, 2024 (audited)	For the twelve months ended September 30, 2023 (audited)	For the twelve months ended September 30, 2022 (audited)
Ethanol, E85 and Industrial Ethanol	$112,253,708	$151,715,123	$167,657,194
Distillers Grains	26,915,080	36,259,096	35,713,434
Syrup	545,569	649,811	1,477,622
Corn Oil	9,926,722	10,823,649	12,114,628
Other	221,728	197,739	172,243
Total revenue from contracts with customers	$149,862,807	$199,645,418	$217,135,121

Shipping and Handling Costs

We account for shipping and handling activities related to contracts with customers as costs to fulfill our promises to transfer the associated products. Accordingly, we record customer payments associated with shipping and handling costs as a component of revenue and classify such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The beginning and ending balances for accounts receivable and customer deposits were as follows for the periods ended September 30, 2024, 2023, and 2022.

	September 30, 2024 (audited)	September 30, 2023 (audited)	September 30, 2022 (audited)
Accounts receivable	$4,030,089	$7,669,441	$4,879,011
Customer deposits	$25,895	$38,294	$10,636

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

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

oil derivative fair market value gains or losses are included in the results of operations and are classified as revenue and corn derivative and natural gas derivative changes in fair market value are included in cost of goods sold.

As of:	September 30, 2024				September 30, 2023
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	912	4,560,000	bushels	$(289,200)	—	—	bushels	$—
Total fair value				$(289,200)				$—
Amounts are recorded separately on the balance sheet - negative numbers represent liabilities

The following tables provide details regarding the Company's derivative financial instruments at September 30, 2024 and September 30, 2023:

Derivatives not designated as hedging instruments:

Balance Sheet - as of September 30, 2024	Asset	Liability
Commodity derivative instruments, at fair value	$—	$289,200
Total derivatives not designated as hedging instruments for accounting purposes	$—	$289,200

Balance Sheet - as of September 30, 2023	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Statement of Operations Income/(expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the year ended September 30, 2024	Amount of gain (loss) recognized in income during the year ended September 30, 2023	Amount of gain (loss) recognized in income during the year ended September 30, 2022
Corn derivative instruments	Cost of Goods Sold	$(935,698)	$2,362,917	$1,615,619
Ethanol derivative instruments	Revenue	—	21,999	454,365
Natural gas derivative instruments	Cost of Goods Sold	666,660	(74,000)	(107,450)
Total		$(269,038)	$2,310,916	$1,962,534

5. INVENTORY
Inventory is valued at lower of cost or net realizable value. Inventory values as of September 30, 2024 and September 30, 2023 were as follows:

As of	September 30, 2024	September 30, 2023
Raw materials, including corn, chemicals and supplies	$5,107,854	$4,263,403
Work in process	1,058,478	1,435,905
Finished goods, including ethanol and distillers grains	1,252,483	1,918,439
Spare parts	2,494,246	1,482,198
Total inventory	$9,913,061	$9,099,945
Lower of cost or net realizable value adjustments for the years ended September 30, 2024, and 2023 and 2022 were as follows:

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

	For the year ended September 30, 2024	For the year ended September 30, 2023	For the year ended September 30, 2022
Loss on firm purchase commitments	$1,368,000	$535,000	$885,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	—	74,000	337,080
Total loss on lower of cost or market adjustments	$1,368,000	$609,000	$1,222,080

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of September 30, 2024 and 2023, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than approximated market price. Based on this information, the Company has an estimated loss on firm purchase commitments of $1,368,000 and $535,000 for the fiscal years ended September 30, 2024 and 2023, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statements of operations. The amount of the loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol prices, this loss may or may not be recovered, and further losses on the outstanding purchase commitments could be recorded in future periods.

The Company recorded inventory valuation impairments of $0 and $74,000 for the fiscal years ended September 30, 2024 and 2023, respectively. The impairments, as applicable, were attributable primarily to decreases in market prices of corn and ethanol. The inventory valuation impairment was recorded in “Lower of cost or net realizable value adjustment” on the statements of operations.

6. BANK FINANCING

Revolving Loan

The Company has a $10 million revolving loan (the "Revolving Loan") with Cornerstone Bank. The maturity date on the Revolving Loan was previously April 5, 2024. On April 12, 2024, the Revolving Loan was renewed and the new maturity date is April 9, 2025. At September 30, 2024, the Company had $10 million available on the Revolving Loan. Interest currently accrues on any outstanding balance on the Revolving Loan at a rate of 0.25% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 7.5%. The variable interest rate on September 30, 2024 was 7.75%.

Construction Loans

On October 28, 2022, the Company entered into a $25 million loan to replace the First Construction Loan and CCS Construction Loan. Interest accrues on the Construction Loan at a fixed rate of 4.65%. The Company makes annual payments of approximately $3.1 million due in January of each year. The outstanding balance at September 30, 2024 was approximately $20 million. The maturity date of the Construction Loan is January 31, 2032. The Construction Loan is secured by a lien on substantially all of our assets.

Ethanol Recovery Program

On July 13, 2020 the Company received a loan through the Bank of North Dakota Ethanol Recovery Program and Cornerstone Bank for $5.41 million. The Ethanol Recovery Program was developed by the North Dakota Ethanol Producers Association and the Bank of North Dakota to use the existing Biofuels Partnership in Assisting Community Expansion ("PACE") program and Value-added Guarantee Loan program to help ethanol production facilities weather the economic challenges caused by the COVID-19 pandemic. Ethanol producers could qualify for up to $15 million dollars of a low interest loan of 1% based on the amount of such producers' annual corn grind. On December 31, 2021, the Company received forgiveness of $2.65 million of the loan. The fixed interest rate on September 30, 2024 was 3.75% with an interest rate buy down through the Bank of North Dakota to 1%. The maturity date of the loan was July 13, 2025. At September 30, 2024, the outstanding balance on the loan was $0.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

The Company's loans are secured by a lien on substantially all of the assets of the Company.

Schedule of debt maturities for the years ended September 30	Totals
2025	$2,126,544
2026	2,229,313
2027	2,335,215
2028	2,446,147
2029	2,562,348
Thereafter	8,481,505
Total	$20,181,072

7. FAIR VALUE MEASUREMENTS

The following table provides information on those assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and September 30, 2023, respectively.

Fair Value Measurement Using
	Carrying Amount as of September 30, 2024	Fair Value as of September 30, 2024	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$289,200	$289,200	$289,200	$—	$—

Fair Value Measurement Using
	Carrying Amount as of September 30, 2023	Fair Value as of September 30, 2023	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$—	$—	$—	$—	$—

The fair value of the corn, ethanol and soybean oil derivative instruments is based on quoted market prices in an active market.

8. LEASES

The Company leases railcar and plant equipment. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the twelve months ended September 30, 2024, the Company's estimated discount rate was 7.75%. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's leases have remaining lease terms of approximately 1 year to 7 years, which may include options to extend the lease when it is reasonably certain the Company will exercise those options. At September 30, 2024, the weighted average remaining lease term is 5 years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms, or material restrictive covenants. The Company does not have any sublease agreements.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

The Company is generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $793,868 for the year ended September 30, 2024, $867,000 for the year ended September 30, 2023, and $948,000 for the year ended September 30, 2022.

Equipment under financing leases consists of office equipment and plant equipment. Equipment under financing leases is as follows at:

As of	September 30, 2024	September 30, 2023
Equipment	$493,414	$493,414
Less accumulated amortization	(246,032)	(243,277)
Net equipment under finance lease	$247,382	$250,137

At September 30, 2024, the Company had the following minimum commitments, which at inception had non-cancelable terms of more than one year. Amounts shown below are for the years ending September 30:

	Operating Leases	Financing Leases
2025	$381,258	$680
2026	409,434	—
2027	404,817	—
2028	328,777	—
2029	222,242	—
Total minimum lease commitments	$1,746,528	$680
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$680

9. MEMBERS' EQUITY

The Company has one class of membership units outstanding (Class A) with each unit representing a pro rata ownership interest in the Company's capital, profits, losses, and distributions. As of September 30, 2024, 2023, and 2022 there were 40,148,160 units issued and outstanding, respectively. The Company held a total of 140,000 treasury units as of September 30, 2024, 2023, and 2022, respectively.

Total units authorized are 40,288,160 as of September 30, 2024, 2023, and 2022.

10. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments

Corn

To ensure an adequate supply of corn to operate the Plant, the Company enters into contracts to purchase corn from local farmers and elevators. At September 30, 2024, the Company had various fixed price contracts for the purchase of approximately 6 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $30.9 million related to the 6 million bushels under contract.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

Water

To meet the plant's water requirements, we entered into a ten-year contract with Southwest Water Authority to purchase raw water.  Our contract requires us to purchase a minimum of 160 million gallons of water per year. The minimum estimated liability for this contract is $424,000 per year.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016. The Profit and Cost Sharing Agreement provides that the Company will share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with to the $10 million cap and the 10 year termination of this obligation. The Company paid Bismarck Land Company, LLC $300,000 during our 2024 fiscal year and has paid a total of $1,947,581 as of September 30, 2024.

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company established a 401k retirement plan for its employees effective January 1, 2011. The Company matches employee contributions to the plan up to 4% of employee's gross income. The Company contributed approximately $197,000, $183,000, and $155,000 to the 401k plan for the years ended September 30, 2024 and 2023, and 2022, respectively.

12. ASSET RETIREMENT OBLIGATION

In accordance with accounting guidance for conditional Asset Retirement Obligations (ARO), the Company recognizes a liability for the fair value of an ARO on the obligation date if the liability's fair value can be reasonably estimated and is conditional on a future event. Settlement dates and future costs are reasonably estimated when sufficient information becomes available. Management has identified an ARO related to our Class VI injection and monitoring wells’ facility closure plan and has performed fair value calculations, reflecting expected probabilities for settlement scenarios.

The fair value of an ARO is recorded as a liability in Other Long-Term Liabilities with a corresponding amount included in Property, Plant and Equipment, Net on the accompanying balance sheets. The ARO assets are depreciated, and the ARO liabilities are accreted over the estimated life of the obligation with corresponding credits recorded as accumulated depreciation and ARO liabilities, respectively.

A reconciliation of the beginning and ending carrying amounts of the Company’s ARO liabilities are as follows:

	September 30, 2024	September 30, 2023
Balance as of Beginning of Year	$900,521	$900,521
Accretion	101,511	—
Balance as of end of year	$1,002,032	$900,521

Any changes in the assumptions used to calculate the fair value of the ARO are recorded as an offset to the related regulatory asset. Surety bonds have been established to cover the cost of a portion of the facility closure plan.

13. RELATED-PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains, and sale of ethanol. The related parties include unit holders, members of the board of governors

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

of the Company, and our third party marketer, RPMG, Inc. (“RPMG”) whom we have an ownership interest in. Significant related party activity affecting the financial statements is as follows:

		September 30, 2024	September 30, 2023
Balance Sheet
Accounts receivable		$3,815,434	$6,939,350
Accounts Payable		87,635	1,299,333
Accrued Expenses		—	—

	For the year ended September 30, 2024	For the year ended September 30, 2023	For the year ended September 30, 2022
Statement of Operations
Revenues	$142,951,660	$188,262,423	$202,902,678
Cost of goods sold	3,123,194	3,338,134	3,249,001
General and administrative	—	39,889	—

Inventory Purchases	$31,659,948	$38,614,812	$40,383,126

14. SUBSEQUENT EVENTS

The APA, the Asset Sale and the other transactions contemplated by the APA have been unanimously approved by our Board. The members approved the Asset Sale on December 5, 2024. We received regulatory approval of the sale pursuant to the Hart-Scott-Rodino Antitrust Improvements Act and we are working on the other conditions to close the sale.

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

The Company's financial performance is highly dependent on the Federal Renewable Fuels Standard ("RFS"), which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produces, can be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016, which were lower than the statutory requirements in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019, 2020, 2021, and 2022 RFS final rules. The final RFS for 2022 was significantly larger than 2021, with a final volume requirement of 20.63 billion gallons and a supplemental standard of .25 billion gallons. The final RFS for 2023, 2024, and 2025 contains a volume requirement of 20.94 billion gallons, 21.54 billion gallons, and 22.33 billion gallons, respectively. For 2023, 2024, and 2025, the corn-based ethanol RVO was set at 15 billion gallons. The EPA has not yet issued a proposed RVO rule for 2026.

RED TRAIL ENERGY, LLC
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2024, 2023 and 2022

The Company anticipates that the results of operations during fiscal year 2025 will be affected by volatility in the commodity markets. The volatility is due to various factors, including uncertainty with respect to the availability and supply of corn, increased demand for grain from global and national markets, speculation in the commodity markets, and demand for corn from the ethanol industry.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarter results are as follows:

Year Ended September 30, 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$43,456,009	$34,034,993	$34,578,254	$37,793,551
Gross profit (loss)	3,103,320	(4,924,153)	5,294,634	781,189
Operating income (loss)	1,807,378	(6,216,426)	4,063,255	(471,215)
Net income (loss)	2,160,515	(6,406,145)	3,805,053	(732,200)
Net income (loss) per unit-basic and diluted	0.05	(0.16)	0.09	0.01

Year Ended September 30, 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$44,498,440	$54,652,822	$49,690,760	$50,803,396
Gross profit (loss)	3,389,237	962,698	1,652,430	6,050,223
Operating income (loss)	2,148,927	(585,455)	341,954	4,336,700
Net income (loss)	1,865,215	(799,450)	136,250	4,359,240
Net income (loss) per unit-basic and diluted	0.05	(0.02)	—	0.11

Year Ended September 30, 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$60,827,197	$51,677,779	$55,720,460	$48,909,685
Gross profit (loss)	17,809,414	5,079,156	6,437,590	(3,019,210)
Operating income (loss)	16,712,235	4,419,297	5,638,600	(4,264,765)
Net income (loss)	19,371,546	4,439,004	9,921,072	(4,234,942)
Net income (loss) per unit-basic and diluted	0.48	0.11	0.25	(0.11)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    The Company has established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO"), Jodi Johnson, and Chief Financial Officer ("CFO"), Joni Entze, as appropriate, to allow timely decisions regarding required disclosure. Management, together with our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2024.  Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

    Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based upon Internal Control-Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that our internal control over financial reporting were not effective as of September 30, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

As of September 30, 2024, we did not maintain effective monitoring and oversight of controls over property, plant and equipment. Specifically, reviewing assets for asset retirement obligations. In June 2022 an asset retirement obligation related to our Class VI monitoring and injection wells should have been recognized and recorded.

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
•A review and update of month-end standard operating procedures.
•The Month End Checklist has been updated to include additional steps to review the current ARO for any changes in assumptions and review all assets placed into service to determine if additional ARO’s exists.

The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls. The company has started to implement these steps. Additional controls may be required over time. Until all remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

    No governor or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities during the fourth quarter of the fiscal year ended September 30, 2024. No trades were made by the Company or any of the Company's governors or officers during the fourth quarter of the fiscal year ended September 30, 2024. The Company did not adopt or terminate any Rule 10b5-1 trading arrangement during the fourth quarter of the fiscal year ended September 30, 2024.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III

ITEM 10. GOVERNOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference in the definitive proxy statement from our 2025 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2024 fiscal year end. This proxy statement is referred to in this report as the "2025 Proxy Statement."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND GOVERNOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

    Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(1)Financial Statements

The financial statements appear beginning at page 39 of this report.

(2)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
2.1	Asset Purchase Agreement, dated September 10, 2024, by Red Trail Energy, LLC, Gevo, Inc. and Net-Zero Richardton, LLC.		Filed as Exhibit 2.1 to the registrant's registration statement on Form 8-K on September 16, 2024 (000-52033) and incorporated by reference herein.
3.1	Articles of Organization, as filed with the North Dakota Secretary of State on July 16, 2003.		Filed as Exhibit 3.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
3.2	Amended and Restated Operating Agreement of Red Trail Energy, LLC.		Filed as exhibit 3.1 to our Current Report on Form 8-K on August 6, 2008. (000-52033) and incorporated by reference herein.
4.1	Membership Unit Certificate Specimen.		Filed as Exhibit 4.1 to the registrant's registration statement on Form 10-12G (000-52033) and incorporated by reference herein.
4.2	Member Control Agreement of Red Trail Energy, LLC.		Filed as Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2006. (000-52033) and incorporated by reference herein.

4.3	Description of Class A Membership Units of Red Trail Energy, LLC	Filed as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 (000-52033) and incorporated by reference herein.
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
Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.38	Third Amended and Restated Revolving Credit Note between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.39	Fifth Amendment of First Amended and Restated Construction Loan Agreement between First National Bank of Omaha and Red Trail Energy, LLC dated March 20, 2015		Filed as Exhibit 10.5 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2015 (000-52033) and incorporated by reference herein.
10.40	CEO Employment Agreement		Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2017 and incorporated by reference herein.
10.41	Promissory Note - 10 Million between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.1 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.42	Promissory Note - 7 Million between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.2 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.43	Commercial Security Agreement between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.44	Business Loan Agreement between Red Trail Energy, LLC and Cornerstone Bank dated January 22, 2020.		Filed as Exhibit 10.4 to our Quarterly report on Form 10-Q for the quarter ended December 31, 2019 and incorporated by reference herein.
10.45	Promissory Note - $28 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021		Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-52033) and incorporated by reference herein.
10.46	Promissory Note - $10 million between Red Trail Energy, LLC and Cornerstone Bank dated February 1, 2021		Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (000-52033) and incorporated by reference herein
10.47	Promissory Note - $10 million between Red Trail Energy, LLC and Cornerstone Bank dated April 11, 2024		Filed as Exhibit 99.1 to our Current Report on Form 8-K dated April 18, 2024 (000-52033) and incorporated by reference herein.
31.1	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.15(d)-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Schema Document	X
101.CAL	Inline XBRL Calculation Document	X
101.LAB	Inline XBRL Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibit 101)

(+) Confidential Treatment Requested.
(X) Filed herewith.
(**) Furnished herewith

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED TRAIL ENERGY, LLC

Date:	January 14, 2024	/s/ Jodi Johnson
Jodi Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	January 14, 2024	/s/ Joni Entze
Joni Entze
Chief Financial Officer
(Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 14, 2024	/s/ Sid Mauch
Sid Mauch, Chairman and Governor

Date:	January 14, 2024	/s/ Syd Lawler
Syd Lawler, Governor

Date:	January 14, 2024	/s/ Ambrose Hoff
Ambrose Hoff, Secretary and Governor

Date:	January 14, 2024	/s/ Ron Aberle
Ron Aberle, Governor

Date:	January 14, 2024	/s/ Mike Appert
Mike Appert, Governor

Date:	January 14, 2024	/s/ Frank Kirschenheiter
Frank Kirschenheiter, Governor

Date:	January 14, 2024	/s/ William A. Price
William A. Price, Governor