Form 10-Q
period 2024-12-31
RED TRAIL ENERGY, LLC
filed 2025-02-19
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	December 31, 2024

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

RED TRAIL ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3682 Highway 8 South, P.O. Box 11, Richardton, ND 58652
(Address of principal executive offices)

(701) 974-3308
(Registrant's telephone number, including area code)

N/A
(Former name, former address and formal fiscal year, if changed since last report)

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
☐ Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of February 19, 2025, there were 40,148,160 Class A Membership Units issued and outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

ASSETS	December 31, 2024	September 30, 2024
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$8,483,840	$3,390,382
Restricted cash - margin account	878,992	3,714,985
Accounts receivable, net, primarily related party	4,339,795	4,030,089
Inventory	13,395,980	9,913,061
Prepaid expenses	788,347	569,376
Total current assets	27,886,954	21,617,893

Property, Plant and Equipment
Land	1,333,681	1,333,681
Land improvements	18,563,059	18,563,059
Buildings	15,333,676	15,333,676
Plant and equipment	124,449,958	124,473,132
Construction in progress	3,690,888	2,759,400
	163,371,262	162,462,948
Less accumulated depreciation	91,253,628	89,641,814
Net property, plant and equipment	72,117,634	72,821,134

Other Assets
Right of use operating lease assets, net	1,678,853	1,746,528
Investment in RPMG	940,642	940,642
Patronage equity	6,606,241	7,047,604
Deposits	40,000	40,000
Total other assets	9,265,736	9,774,774

Total Assets	$109,270,324	$104,213,801

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	December 31, 2024	September 30, 2024
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$7,217,814	$2,527,925
Accrued expenses	2,770,335	2,271,428
Commodities derivative instruments, at fair value (see note 3)	66,562	289,200
Accrued loss on firm purchase commitments (see notes 4 and 8)	50,000	50,000
Customer deposits	184,358	25,895
Current maturities of notes payable	2,125,864	2,126,544
Current portion of operating lease liabilities	392,663	381,258
Total current liabilities	12,807,596	7,672,250

Long-Term Liabilities
Notes payable	18,054,528	18,054,528
Long-term operating lease liabilities	1,286,190	1,365,270
Asset Retirement Obligation	1,013,740	1,002,032
Total long-term liabilities	20,354,458	20,421,830
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	76,108,270	76,119,721

Total Liabilities and Members’ Equity	$109,270,324	$104,213,801

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Revenues, primarily related party	$34,074,726	$43,456,009

Cost of Goods Sold
Cost of goods sold	32,259,172	38,958,689
Loss on firm purchase commitments	—	1,394,000
Total Cost of Goods Sold	32,259,172	40,352,689

Gross Profit	1,815,554	3,103,320

General and Administrative Expenses	1,633,536	1,295,942

Operating Income	182,018	1,807,378

Other Income (Expense)
Interest income	58,382	165,894
Other income (expense), net	2,410	455,147
Interest (expense)	(254,261)	(267,904)
Total other income (expense), net	(193,469)	353,137

Net Income (Loss)	$(11,451)	$2,160,515

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160

Diluted	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$—	$0.05

Diluted	$—	$0.05

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2024	December 31, 2023
Cash Flows from Operating Activities
Net income (Loss)	$(11,451)	$2,160,515
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,634,988	1,591,194
Loss on disposal of fixed assets	—	—
Change in fair value of derivative instruments	(222,638)	1,467,393
Loss on firm purchase commitments	—	1,394,000
Noncash patronage equity	441,363	65,616
Asset Retirement Obligation Liability Accretion	11,708	—
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	(309,706)	2,669,757
Inventory	(3,482,916)	(8,689,751)
Prepaid expenses	(218,972)	(781,751)
Customer deposits	158,463	116,607
Accounts payable	4,689,889	5,549,944
Accrued expenses	498,904	446,388
Accrued loss on firm purchase commitments	—	1,394,000
Net cash provided by operating activities	3,189,632	7,383,912

Cash Flows from Investing Activities
Capital expenditures	(931,487)	(448,214)
Net cash (used for) investing activities	(931,487)	(448,214)

Cash Flows from Financing Activities
Distribution Paid	—	(995)
Debt repayments	(680)	(219,429)
Net cash (used for) financing activities	(680)	(220,424)

Net Change in Cash, Cash Equivalents and Restricted Cash	2,257,465	6,715,274
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	7,105,367	14,551,103
Cash, Cash Equivalents and Restricted Cash - End of Period	$9,362,832	$21,266,377

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$8,483,840	$16,563,108
Restricted cash	878,992	4,703,269
Total Cash, Cash Equivalents and Restricted Cash	$9,362,832	$21,266,377

Supplemental Disclosure of Cash Flow Information
Interest paid	$254,261	$267,904
Noncash Investing and Financing Activities
Operating lease asset acquired	$—	$—
Distribution Payable	$—	$6,022,224
Capital expenditures in accounts payable	$—	$—
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2024

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the fiscal year ended September 30, 2024, contained in the Company's Annual Report on Form 10-K filed with the SEC on January 15, 2025.

In the opinion of management, the interim condensed unaudited financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments. Operating results for the periods presented are not indicative of the results that may be expected for the fiscal year ending September 30, 2025.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

As of December 31, 2024, Red Trail Energy, LLC, a North Dakota limited liability company (the “Company”), owned and operated a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).

Reduced Carbon Dioxide Fuels Credits

As of December 31, 2024, the Company was in the market to sell voluntary carbon dioxide reduction credits. The Company generated these credits through its carbon dioxide sequestration project. The Company held these credits in inventory for the purpose of seeking buyers who were interested in purchasing them. The Company used the inventory method of accounting for these credits and did not include these credits as assets on its balance sheet because they have negligible incremental costs associated with their generation. As of December 31, 2024 the Company has received $948,000 for carbon credit sales. When the Company entered into a contract to sell these credits, it recognized income upon transferring of the credit.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Significant items subject to such estimates and assumptions include the useful lives of property, plant and equipment, inventory, asset retirement obligation, and allowance for credit losses. Actual results could differ from those estimates.
Net Income (Loss) Per Unit

Net income (loss) per unit is calculated on a basic and fully diluted basis using the weighted average units outstanding during the period.

2. REVENUE

Revenue Recognition

As of December 31, 2024, the Company recognized revenue from sales of ethanol and co-products at the point in time when the performance obligations in the Company's contracts with customers are met, which is when the customer obtains control of such products and typically occurs upon shipment (depending on the terms of the underlying contracts). Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances, the Company has entered into contracts with customers that contain multiple performance obligations to deliver specified volumes of co-products over a contractual period of less than 12 months. In such instances, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue when control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2024

Revenue by Source

The following table disaggregates revenue by the Company's major sources for the three months ended December 31, 2024 and 2023.

Revenues	For the three months ended December 31, 2024 (unaudited)	For the three months ended December 31, 2023 (unaudited)
Ethanol, E85 and Industrial Alcohol	$ 26,062,303	$32,058,346
Distillers Grains	5,852,224	8,001,772
Syrup	134,151	144,647
Corn Oil	1,965,512	3,179,871
Carbon Credits	948,000	—
Corn Inspection Fee	60,536	71,373
Total revenue from contracts with customers	$34,074,726	$43,456,009

Shipping and Handling Costs

As of December 31, 2024, the Company accounted for shipping and handling activities related to contracts with customers as costs to fulfill its promises to transfer the associated products. Accordingly, the Company recorded customer payments associated with shipping and handling costs as a component of revenue and classified such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits are recognized when modified distillers grains customers make prepayments on their contracts. The ending balances for accounts receivable and customer deposits were as follows for the three month periods ended December 31, 2024 and 2023 and the year-end periods ended September 30, 2024 and 2023:

	For the period ended December 31, 2024 (unaudited)	For the period ended December 31, 2023 (unaudited)	For the period ended September 30, 2024 (audited)	For the period ended September 30, 2023 (audited & restated)
Accounts receivable	$4,339,795	$4,999,684	$4,030,089	$7,669,441
Customer deposits	184,358	154,901	25,895	38,294

3. DERIVATIVE INSTRUMENTS

Commodity Contracts

As of December 31, 2024, as part of a hedging strategy, the Company from time to time entered into ethanol, soybean, soybean oil, natural gas and corn commodity-based derivatives where the prices are set at a future date in order to protect cash flows from fluctuations caused by volatility in commodity prices. These derivatives were not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair market value is recorded through earnings in the period of change. Ethanol derivative fair market value gains or losses were included in the results of operations and are classified as revenue, and corn derivative changes in fair market value are included in cost of goods sold.

The following tables provide details regarding the Company's derivative financial instruments at December 31, 2024 and September 30, 2024:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2024

As of:	December 31, 2024 (unaudited)				September 30, 2024 (audited)
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	50	250,000	bu	$(66,562)	912	4,560,000	bushels	$(289,200)
Soybean oil options	—	—	t	$—	—	—	gal	$—
Natural gas options	—	—	dk	$—	—	—	dk	$—
Total fair value				$(66,562)				$(289,200)
Amounts are combined on the balance sheet - negative numbers represent liabilities

Derivatives not designated as hedging instruments:

Balance Sheet - as of December 31, 2024 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$66,562
Total derivatives not designated as hedging instruments for accounting purposes	$—	$66,562

Balance Sheet - as of September 30, 2024 (audited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$289,200
Total derivatives not designated as hedging instruments for accounting purposes	$—	$289,200
The following table provides details regarding the Company's amount of recognized gain or loss in income during the three month periods ending at December 31, 2024 and December 31, 2023:

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended December 31, 2024 (unaudited)	Amount of gain (loss) recognized in income during the three months ended December 31, 2023 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$386,644	$776,649
Natural gas derivative instruments	Cost of Goods Sold	—	439,330
Total		$386,644	$1,215,979

4. INVENTORY
Inventory is valued at the lower of cost or net realizable value. Inventory values as of December 31, 2024 and September 30, 2024 were as follows:

	December 31, 2024 (unaudited)	September 30, 2024 (audited)
Raw materials, including corn, chemicals and supplies	$6,780,080	$5,107,854
Work in process	1,068,601	1,058,478
Finished goods, including ethanol and distillers grains	2,824,991	1,252,483
Spare parts	2,722,308	2,494,246
Total inventory	$13,395,980	$9,913,061

Lower of cost or net realizable value adjustments for the three months ended December 31, 2024 and 2023 were as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2024

	For the three months ended December 31, 2024 (unaudited)	For the three months ended December 31, 2023 (unaudited)
Loss on firm purchase commitments	$—	$1,394,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$—
Total loss on lower of cost or net realizable value adjustments	$—	$1,394,000

As of December 31, 2024, the Company had entered into forward corn purchase contracts which required the Company to take delivery of corn at the prenegotiated contract price. At the time the contracts were created, the price of the contract approximated market price. It was expected that subsequent changes in market conditions could cause the fixed prenegotiated contract price to become higher or lower than fluctuating market prices. As of December 31, 2024, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was greater than the approximated market price. Based on this information, the Company estimated loss on firm purchase commitments of approximately $0 and 1,394,000 for the three months ended December 31, 2024 and 2023, respectively. The loss is recorded in “Loss on firm purchase commitments” on the statement of operations and "Accrued loss on firm purchase commitments" on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory. Given the uncertainty of future ethanol and commodity prices, future losses on the outstanding purchase commitments could be recorded in future periods.

5. BANK FINANCING

Revolving Loan

As of December 31, 2024, the Company had a $10 million revolving loan (the "Revolving Loan") from Cornerstone Bank ("Cornerstone") with a maturity date of April 9, 2025. At December 31, 2024, the Company had $10 million available on the Revolving Loan. Interest accrued on any outstanding balance on the Revolving Loan at a rate of 0.25% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 7.5%. The variable interest rate on December 31, 2024 was 7.5%. Subsequent to the December 31, 2024 period end, the Company, in connection with the Asset Sale, paid all outstanding amounts due under the Revolving Loan and terminated the Revolving Loan.

Construction Loan

On October 28, 2022, the Company entered into a $25 million loan with Cornerstone Bank to refinance two (2) previous construction loans with Cornerstone Bank (the "Consolidated Construction Loan"). Interest accrued on the Consolidated Construction Loan at a fixed rate of 4.65%. As of December 31, 2024, the Company was making annual payments of approximately $3.1 million in January of each year on the Consolidated Construction Loan. As of December 31, 2024, the maturity date of the Consolidated Construction Loan was January 31, 2032. The outstanding balance as of December 31, 2024 on the Consolidated Construction Loan was $20,054,528. The Consolidated Construction Loan was secured by a lien on substantially all of the Company's assets. Subsequent to the December 31, 2024 period end, the Company, in connection with the Asset Sale, paid all outstanding amounts due under the Consolidated Construction Loan and terminated the Consolidated Construction Loan.

Each of the Company's loans were secured by a lien on substantially all of the assets of the Company which were released in connection with the Asset Sale.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2024

Schedule of debt maturities for the twelve months ending December 31	Totals
2025	$2,125,864
2026	2,229,313
2027	2,335,215
2028	2,446,147
2029	2,562,348
Thereafter	8,481,505
Total	$20,180,392

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and September 30, 2024, respectively.

			Fair Value Measurement Using
	Carrying Amount as of December 31, 2024 (unaudited)	Fair Value as of December 31, 2024 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$66,562	$66,562	$66,562	$—	$—
Total	$66,562	$66,562	$66,562	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2024	Fair Value as of September 30, 2024	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$289,200	$289,200	$289,200	$—	$—
Total	$289,200	$289,200	$289,200	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

As of December 31, 2024, the Company leased railcar and plant equipment. Operating lease right of use assets and liabilities were recognized at the date of commencement of the lease based on the present value of lease payments over the lease term. The Company used its estimated incremental borrowing rate, unless an implicit rate is readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the three months ended December 31, 2024, the Company's estimated weighted-average discount rate was 7.50%. Operating lease expense was recognized on a straight-line basis over the lease term.

The Company elected the short-term lease exemption for all leases with a term of 12 months or less for both existing and ongoing operating leases to not recognize the asset and liability for those leases. Lease payments for short-term leases were recognized on straight-line basis.

The Company determines if an arrangement is a lease or contains a lease at inception. The Company's existing leases at December 31, 2024 had remaining lease terms of approximately one year to seven years, which included options to extend the

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2024

leases when it was reasonably certain the Company would exercise those options. At December 31, 2024 the weighted-average remaining lease term was four years. The Company does not have lease arrangements with residual value guarantees, sale leaseback terms, or material restrictive covenants. The Company does not have any sublease agreements.

After the period end of December 31, 2024, due to the closing of the Asset Sale, on January 31, 2025, the Company either assigned or terminated all of its outstanding leases.

At the period ending December 31, 2024, the Company was generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $208,042 for the three months ended December 31, 2024 and $182,575 for the three months ended December 31, 2023.

Equipment under financing leases consists of office equipment and plant equipment, this lease ended in 2024. At December 31, 2024 and September 30, 2024, equipment under financing leases was as follows:

	December 31, 2024	September 30, 2024
Equipment	$470,241	$493,414
Less accumulated amortization	(248,444)	(246,032)
Net equipment under financing lease	$221,797	$247,382

At December 31, 2024, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending December 31:

	Operating Leases	Financing Leases
2025	$392,663	$—
2026	415,412	—
2027	461,140	—
2028	220,015	—
2029	189,623	—
Total minimum lease commitments	$1,678,853	—
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$—
**Note, after the period end of December 31, 2024, due to the closing of the Asset Sale, on January 31, 2025, the Company either assigned or terminated all of its outstanding leases which is not reflected in this table.

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

As of December 31, 2024, to ensure an adequate supply of corn to operate the Plant, the Company entered into contracts to purchase corn from local farmers and elevators. At December 31, 2024, the Company had various fixed price contracts for the purchase of approximately 9.98 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $41.9 million related to the 9.98 million bushels under contract.

After the period end of December 31, 2024, due to the closing of the Asset Sale, on January 31, 2025, the Company either assigned or terminated all of its firm purchase commitments for Corn.

Water

On April 21, 2015, the Company entered into a ten-year contract to purchase raw water from Southwest Water Authority in order to meet the Plant's water requirements (the "Water Contract"). The Water Contract required the Company to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract is $424,000 per year.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2024

After the period end of December 31, 2024, due to the closing of the Asset Sale, on January 31, 2025, the Company assigned its contract to purchase raw water.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016 (the "Bismark Profit and Cost Sharing Contract"). The Bismark Profit and Cost Sharing Contract provided that the Company share 70% of the net revenue generated by the Company from business activities which are brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. This obligation will terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC receives $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provides that the Company will pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination of this obligation in accordance with the $10 million cap or the ten-year term of this obligation. The Company has paid Bismarck Land Company, LLC a total of $1,947,581 as of December 31, 2024 in the aggregate and an amount of $0 during the three month period ended December 31, 2024.

After the period end of December 31, 2024, due to the closing of the Asset Sale, on January 31, 2025, the Company paid Bismark Land Company, LLC an amount of $8.1 million to terminate this agreement resulting in a total payment of $10,047,581 by the Company under the agreement.

9. RELATED PARTY TRANSACTIONS

The Company has balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains, and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

	December 31, 2024 (unaudited)	September 30, 2024
Balance Sheet
Accounts receivable	$3,667,917	$3,815,434
Accounts payable	527,179	87,635

	For the three months ended December 31, 2024 (unaudited)	For the three months ended December 31, 2023 (unaudited)
Statement of Operations
Revenues	$31,527,231	$42,144,640
Cost of goods sold	760,852	789,359
General and administrative	—	—

Inventory Purchases	$6,842,381	$8,801,010

10. UNCERTAINTIES IMPACTING THE ETHANOL INDUSTRY AND OUR FUTURE OPERATIONS

As of December 31, 2024, the Company had certain risks and uncertainties that it experienced during volatile market conditions, which could have a severe impact on operations. The Company's revenues were derived from the sale and distribution of ethanol and distillers grains to customers primarily located in the United States. Corn for the production process was supplied to the plant primarily from local agricultural producers and from purchases on the open market. The Company's operating and financial performance was largely driven by prices at which the Company sold ethanol and distillers grains and by the cost at which it was able to purchase corn for operations. The price of ethanol is influenced by factors such as prices,

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2024

supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets, although since 2005 the prices of ethanol and gasoline began a divergence with ethanol selling for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production was corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government programs, global political or economic issues, including but not limited to the war in Ukraine and sanctions associated therewith, or global damaging growing conditions, such as plant disease or adverse weather, including drought, increased fertilizer costs as well as global conflicts, including but not limited to, unrest in the Middle East.

As of December 31, 2024, the Company's financial performance was highly dependent on the Federal Renewable Fuels Standard ("RFS"), which requires that a certain amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol the Company produced, could be used to meet a portion of the RFS requirement. In November 2013, the EPA issued a proposed rule which would reduce the RFS for 2014, including the RFS requirement related to corn based ethanol. The EPA proposed rule was subject to a comment period which expired in January 2014. On November 30, 2015, the EPA released its final ethanol use requirements for 2014, 2015 and 2016, which were lower than the statutory requirements in the RFS. However, the final RFS for 2017 equaled the statutory requirement which was also the case for the 2018, 2019, 2020, 2021, and 2022 RFS final rules. The final RFS for 2022 was significantly larger than 2021, with a final volume requirement of 20.63 billion gallons and a supplemental standard of .25 billion gallons. The final RFS for 2023, 2024, and 2025 contains a volume requirement of 20.94 billion gallons, 21.54 billion gallons, and 22.33 billion gallons, respectively. For 2023, 2024, and 2025, the corn-based ethanol RVO was set at 15 billion gallons.

11. MEMBER'S EQUITY

Changes in member's equity for the three months ended December 31, 2024 and 2023.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2024	$39,044,595	$75,541	$37,159,125	$(159,540)	$76,119,721
Distribution	—	—	—	—	—
Net income	—	—	(11,451)	—	(11,451)
Balances December 31, 2024	$39,044,595	$75,541	$37,147,674	$(159,540)	$76,108,270

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2023	$39,044,595	$75,541	$44,411,136	$(159,540)	$83,371,732
Distribution	—	—	(6,023,219)	—	(6,023,219)
Net income	—	—	2,160,515	—	2,160,515
Balances December 31, 2023	$39,044,595	$75,541	$40,548,432	$(159,540)	$79,509,028

12. SUBSEQUENT EVENTS

On January 31, 2025 (the “Closing Date”) the Company completed the previously announced transaction pursuant to that certain Asset Purchase Agreement dated as of September 10, 2024 (the “Asset Purchase Agreement”) by and among Red Trail Energy, LLC (the “Company”), Gevo, Inc. (NASDAQ: GEVO) (“Parent” or “Gevo”), and its wholly owned subsidiaries, Richardton CCS, LLC (“R-CCS”) and Net-Zero Richardton, LLC (“NZ-R”), and together with R-CCS, (the “Buyers”). Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions thereof, the Buyers acquired substantially all of the assets, and assumed certain liabilities, of the Company on the terms set forth therein (such transaction, the “Asset Sale”). As a result of the Asset Sale, the Company no longer maintains operations. This description does not purport to be a complete description of the Asset Purchase Agreement and is subject to and qualified in its entirety by reference to the full text of the

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2024

Asset Purchase Agreement, which was filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on September 16, 2024, and is incorporated by reference.

On the Closing Date, the Company closed on the sale of substantially all of its assets for a purchase price of $210 million (subject to adjustment based on the terms of the Asset Purchase Agreement) (the “Purchase Price”) to the Buyers, which was approved by the Members of the Company at the Special Meeting of the Members held on December 5, 2024, as described in the definitive proxy statement filed by the Company with the SEC on October 18, 2024.

As previously disclosed, the Company and Gevo entered into an escrow agreement pursuant to which Gevo deposited $10 million in earnest money, which was applied against the Purchase Price. In addition, pursuant to such escrow agreement, Gevo deposited on the Closing Date: (i) $1.26 million of the Purchase Price for the purposes of securing the post-closing indemnification obligations of the Company, and (ii) $5 million of the Purchase Price for purposes of securing any Purchase Price adjustments as described in the Asset Purchase Agreement.

On February 7, 2025, the Company issued a distribution of $4.05 per Unit to each member due to cash received from the Asset Sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the three month period ended December 31, 2024, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the SEC on January 15, 2025. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

This Form 10-Q has been prepared to disclose the financial condition of the Company as of the three month period ended December 31, 2024, however, on January 31, 2025 (the “Closing Date”), the Company completed the previously announced transaction pursuant to that certain Asset Purchase Agreement dated as of September 10, 2024 (the “Asset Purchase Agreement”) by and among Red Trail Energy, LLC (the “Company”), Gevo, Inc. (NASDAQ: GEVO) (“Parent” or “Gevo”), and its wholly owned subsidiaries, Richardton CCS, LLC (“R-CCS”) and Net-Zero Richardton, LLC (“NZ-R”), and together with R-CCS, (the “Buyers”). Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions thereof, the Buyers acquired substantially all of the assets, and assumed certain liabilities, of the Company on the terms set forth therein (such transaction, the “Asset Sale”). As a result of the Asset Sale, the Company no longer maintains operations.

This description does not purport to be a complete description of the Asset Purchase Agreement and is subject to and qualified in its entirety by reference to the full text of the Asset Purchase Agreement, which was filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on September 16, 2024, and is incorporated by reference.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance, and our future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•The completion of the Asset Sale.
•Any reduction in the amount of cash the Company receives due to any escrowed portions of the purchase price which release is contingent on future events.
•The uncertainty of the value of any carbon dioxide removal credits that the Company may sell on the Puro Registry.
•The winding down of our operations.
•Our ability to generate and maintain sufficient liquidity to fund our necessary capital expenditures.

Overview

    As of December 31, 2024, Red Trail Energy, LLC, a North Dakota limited liability company (the "Company", or "we," "our," or "us"), owned and operated a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota. The Company’s revenues were mainly derived from the sale and distribution of ethanol, distillers grains and corn oil primarily in the continental United States. Additionally, the Company received some revenues from the sale of its carbon dioxide removal credits on the Puro Registry, a venture that is new to the Company. Corn was our largest cost component and our profitability was dependent on the spread between the price of corn and the price of ethanol. The Company continues to expect to receive some revenue from the sale of its carbon dioxide removal credits.

Results of Operations for the Three Months Ended December 31, 2024 and 2023

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31, 2024 (Unaudited)		Three Months Ended December 31, 2023 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$34,074,726	100.00	$43,456,009	100.00
Cost of Goods Sold	32,259,172	94.67	40,352,689	92.86
Gross Profit	1,815,554	5.33	3,103,320	7.14
General and Administrative Expenses	1,633,536	4.79	1,295,942	2.98
Operating Income	182,018	0.54	1,807,378	4.16
Other Income (Loss), net	(193,469)	(0.57)	353,137	0.81
Net Income (Loss)	$(11,451)	(0.04)	$2,160,515	4.97

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31, 2024 (Unaudited)	Three Months Ended December 31, 2023 (Unaudited)
Production:
Ethanol sold (gallons)	16,559,396	16,704,306
Dried distillers grains sold (tons)	22,028	25,666
Modified distillers grains sold (tons)	37,773	32,396
Corn oil sold (pounds)	4,659,880	5,438,520
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$ 1.58	$1.92
Dried distillers grains average price per ton	144.10	198.00
Modified distillers grains average price per ton	70.90	90.13
Corn oil average price per pound	0.42	0.58
Primary Inputs:
Corn ground (bushels)	6,033,314	5,968,261
Natural gas (MMBtu)	423,581	413,325
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$ 3.83	$4.62
Natural gas average price per MMBtu (net of hedging)	2.67	4.08
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$ 0.104	$0.104
Denaturant cost	0.050	0.048
Electricity cost	0.095	0.118
Direct labor cost	0.101	0.097

Revenue

    Our total revenue was lower in the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year primarily due to decreased average prices for our products during the first quarter of our 2025 fiscal year along with fewer gallons of ethanol sold during the 2025 period. During the first quarter of our 2025 fiscal year, approximately 76.5% of our total revenue was derived from ethanol sales, approximately 17.2% was from distillers grains sales, and approximately 5.8% was from corn oil sales. During the first quarter of our 2024 fiscal year, approximately 73.8% of our total revenue was derived from ethanol sales, approximately 18.4% was from distillers grains sales and approximately 7.3% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol, without taking into account our hedge positions, was lower during the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year. Management attributes this decrease in average ethanol prices received to increased market supply of ethanol and lower gasoline prices during the first quarter of our 2025 fiscal year compared to the 2024 period which has an impact on ethanol prices.
    We sold fewer gallons of ethanol during the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to decreased corn to ethanol conversion ratios during our 2025 fiscal year.

    From time to time we enter into futures contracts for our products. At December 31, 2024, we had no open ethanol futures contracts. At December 31, 2023, we had no open ethanol futures contracts.

    Distillers Grains

    During the first quarter of our 2025 fiscal year, we sold slightly more tons of distillers grains compared to the same period of our 2024 fiscal year due to decreased corn oil production and reduced corn to ethanol conversion efficiency during the 2025 period. When we produce more pounds of corn oil, it has a corresponding negative impact on the volume of distillers grains we produce. We sold most of our distiller grains during the 2025 period in the modified form due to demand factors which favored the modified product. The average price we received for both our dried and modified distillers grains was lower during the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to lower market corn prices during the 2025 period. As distillers grains are a feed product which competes with corn, when corn prices are lower it has a corresponding negative impact on distillers grains prices.

    Corn Oil

    The total pounds of corn oil we sold was lower during the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to decreased overall production at the plant and decreased corn oil production efficiency during the 2025 period compared to the 2024 period. The average price we received for our corn oil during the first quarter of our 2025 fiscal year was lower than the average price we received during the first quarter of our 2024 fiscal year. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However, oil supplies have also increased which have impacted the market price of corn oil.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the first quarter of our 2025 fiscal year as compared to the first quarter of our 2024 fiscal year due primarily to lower corn cost per bushel and lower natural gas costs per MMBtu along with decreased natural gas consumption and increased corn consumption during the 2025 fiscal year.

Corn Costs

Our cost of goods sold related to corn was lower for the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to a decreased average cost per bushel of corn, without taking derivative instrument positions into account, partially offset by increased corn consumption. For the first quarter of our 2025 fiscal year, we used approximately 1.09% more bushels of corn compared to the first quarter of our 2024 fiscal year due to less favorable corn to ethanol conversion rates during the 2025 period. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 17.1% lower for the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to lower market corn prices during the first quarter of our 2025 fiscal year. In addition, during the first quarter of our 2025 fiscal year we had a realized loss of approximately $0 for our firm corn purchase commitments which increased our cost of goods sold related to corn. For the first quarter of our 2024 fiscal year, we had a realized loss of approximately $1.4 million for our corn derivative instruments, which increased our cost of goods sold related to corn during that period.

    Natural Gas Costs

    We used approximately 2.5% fewer MMBtu of natural gas during the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to decreased production of dried distillers grains compared to modified distillers grains. Modified distillers grains requires less natural gas to produce compared to dried distillers grains. Our average cost per MMBtu of natural gas was approximately 34.6% lower during the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to lower energy prices compared to our 2024 fiscal year. We had a realized gain on our natural gas derivative instruments of approximately $0 for the first quarter of our 2025 fiscal year since we did not have any natural gas derivatives during that time period. We had a realized gain on our natural gas derivative instruments of approximately $46,000 for the first quarter of our 2024 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were higher for the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to costs associated with the Asset Sale, including legal fees and costs.

Other Income/Expense

    We had less interest income during the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to having less cash on hand during our 2025 fiscal year. Our other income was less during the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to patronage dividends received last year and not in 2025. We had less interest expense during the first quarter of our 2025 fiscal year compared to the first quarter of our 2024 fiscal year due to less debt financing and additional rental lease agreements.

Changes in Financial Condition for the Three Months Ended December 31, 2024

    Current Assets

We had more cash and cash equivalents at December 31, 2024 compared to September 30, 2024 primarily due to deferred corn payments we make early in January each year. We had less restricted cash in our margin account at December 31, 2024 compared to September 30, 2024 due to changing values of our derivative instrument positions. Due to the timing of shipments, the value of our accounts receivable was higher at December 31, 2024 compared to September 30, 2024. We had more inventory on hand at December 31, 2024 compared to September 30, 2024 due primarily to more finished goods inventory due to the timing of our finished goods shipments at December 31, 2024 compared to September 30, 2024. Our prepaid expenses were higher at December 31, 2024 compared to September 30, 2024 due to an increase in our insurance premiums paid for the year.

    Property, Plant and Equipment

The value of our property, plant and equipment was less at December 31, 2024 compared to September 30, 2024 due to regular depreciation of our assets during the first three months of our 2025 fiscal year partially offset by capital projects which were completed and construction in progress at December 31, 2024 compared to September 30, 2024. Open construction in progress projects as of December 31, 2024 include combined heat & power, 200-proof loading, and restoration of the cooling towers.

Other Assets

Our right of use operating lease assets at December 31, 2024 were lower compared to September 30, 2024 due to the paydown of existing leases.

    Current Liabilities

Our accounts payable was greater at December 31, 2024 compared to September 30, 2024 due to deferred corn payments that would have been made during the second quarter of our 2025 fiscal year if not for the closing of the Asset Sale. Our accrued expenses were higher at December 31, 2024 compared to September 30, 2024 due to costs associated with the Asset Sale. We had a lower liability associated with our corn derivative instrument positions at December 31, 2024 compared to September 30, 2024 due to changing market corn prices compared to our derivative instrument positions. We had greater current portion of operating lease liabilities at December 31, 2024 compared to September 30, 2024 due the addition of a new Marco copier lease.

    Long-Term Liabilities

Our notes payable balances were the same at December 31, 2024 and September 30, 2024. We had lower long-term liabilities for our operating leases at December 31, 2024 compared to September 30, 2024 due to additional equipment leases offset by amortization of our long-term leases during our 2024 fiscal year.

Liquidity and Capital Resources

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from the Asset Sale to continue to maintain the Company’s limited operations as it winds-down in the next 12 months and beyond. Should we experience unfavorable liquidity conditions in the future, we may have to secure additional debt or equity sources.

    The following table shows cash flows for the three months ended at December 31, 2024 and 2023:

	December 31, 2024 (unaudited)	December 31, 2023 (unaudited)
Net cash provided operating activities	$3,189,632	$7,383,912
Net cash used in investing activities	(931,487)	(448,214)
Net cash used for financing activities	(680)	(220,424)
Net increase in cash	$2,257,465	$6,715,274
Cash, cash equivalents and restricted cash, end of period	$9,362,832	$21,266,377

Cash Flow from Operations

    Our operations provided less cash during the three months ended December 31, 2024 compared to the same period of our 2024 fiscal year due primarily to less net income during the 2025 fiscal year.

Cash Flow From Investing Activities

We used more cash for capital expenditures during the three months ended December 31, 2024 compared to the same period ended December 31, 2023. During the three months ended December 31, 2024, our primary capital expenditures were for restorations to the cooling tower and equipment for the combined heat and power project.

Cash Flow from Financing Activities

Our financing activities used less cash during the three months ended December 31, 2024 compared to the same period of our 2024 fiscal year due to line of credit repayments that were made during the 2024 fiscal year.

Plans for Cash in the Short Term and in the Long Term

In the next 12 months, the Company plans to reinvest the cash it is holding into winding down the Company’s operations and to distribute any cash the Board does not keep for reasonable reserves to the members. In the long term, the Company plans to continue to wind-down the Company’s business operations and may provide further distributions to its members. On February 7, 2025, the Company issued a distribution of $4.05 per Unit to each member due to the Asset Sale.

Capital Expenditures

    The Company had approximately $3.7 million in construction in progress as of December 31, 2024 primarily relating to the engineering and planning of the Combined Heat & Power project.

Capital Resources

Revolving Loan

As of December 31, 2024, the Company had a $10 million revolving loan (the "Revolving Loan") from Cornerstone Bank ("Cornerstone") with a maturity date of April 9, 2025. At December 31, 2024, the Company had $10 million available on the Revolving Loan. Interest accrued on any outstanding balance on the Revolving Loan at a rate of 0.25% less than the prime rate as published by the Wall Street Journal, adjusted monthly. The Revolving Loan has a minimum interest rate of 7.5%. The variable interest rate on December 31, 2024 was 7.5%. Subsequent to the December 31, 2024 period end, the Company, in connection with the Asset Sale, paid all outstanding amounts due under the Revolving Loan and terminated the Revolving Loan.

Construction Loan

    On October 28, 2022, the Company entered into a $25 million loan with Cornerstone Bank to refinance two (2) previous construction loans with Cornerstone Bank (the "Consolidated Construction Loan"). Interest accrued on the Consolidated Construction Loan at a fixed rate of 4.65%. As of December 31, 2024, the Company was making annual payments of approximately $3.1 million in January of each year on the Consolidated Construction Loan. As of December 31, 2024, the maturity date of the Consolidated Construction Loan was January 31, 2032. The outstanding balance as of December 31, 2024 on the Consolidated Construction Loan was $18,054,528. Subsequent to the December 31, 2024 period end, in connection with the Asset Sale, the Company paid all outstanding amounts due under the Consolidated Construction Loan and terminated the Consolidated Construction Loan.

Each of the Company's loans were secured by a lien on substantially all of the assets of the Company which were released in connection with the Asset Sale.

Significant Accounting Policies and Estimates

    We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on January 15, 2025 (such filing, the “2025 10-K”). We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2025 10-K. There has been no significant change in our critical accounting estimates since the fiscal year ended September 30, 2024 as described in the 2025 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2024, before the consummation of the Asset Sale, we were exposed to the impact of market fluctuations associated with commodity prices as discussed below. We had no exposure to foreign currency risk as all of our business was conducted in U.S. Dollars and we had immaterial exposure to interest rate risk since we had $10 million outstanding on variable interest debt indexed to prime interest rates (see the subsection above entitled “Capital Resources”).

As of December 31, 2024, we used derivative financial instruments as part of an overall strategy to manage market risk. We used cash, futures and option contracts to hedge changes to the commodity prices of corn and ethanol. We did not enter into these derivative financial instruments for trading or speculative purposes, nor did we designate these contracts as hedges for accounting purposes pursuant to the requirements of Generally Accepted Accounting Principles ("GAAP").

Commodity Price Risk

    As of December 31, 2024, before the consummation of the Asset Sale, we expected to be exposed to market risk from changes in commodity prices. This exposure to commodity price risk was due to our dependence on corn and natural gas in the ethanol production process and the sale of ethanol.

    We entered into fixed price contracts for corn purchases on a regular basis. It was our intent that, as we entered into these contracts, we would use various hedging instruments (puts, calls and futures) to maintain a near even market position. For example, if we had one million bushels of corn under fixed price contracts we would generally expect to enter into a short hedge position to offset our price risk relative to those bushels we had under fixed price contracts. Because the ethanol marketing company we utilized ("RPMG") operates by selling substantially all of the gallons it markets on a spot basis we also included the corn bushel equivalent of the ethanol we have produced that is inventory but not yet priced as bushels that we believe needed to be hedged.

     Our hedge positions were not designated as hedges for accounting purposes, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. Instead, we used fair value accounting for our hedge positions, which means as the current market price of our hedge positions changed, the gains and losses were immediately recognized in our cost of sales. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter and year to year due to the timing of the change in value of derivative instruments relative to the cost of the commodity being hedged. However, it is likely that commodity cash prices had the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of December 31, 2024, we had approximately 250,000 bushels of corn under fixed price contracts.

    It is the current position of RPMG, that under current market conditions, selling ethanol in the spot market will yield the best price for our ethanol. RPMG will, from time to time, contract a portion of the gallons they market with fixed price contracts.  At December 31, 2024, we had no fixed ethanol sales contracts and ethanol futures and option contracts. As of December 31, 2024 we had no unrealized gain or loss related to ethanol futures and option contracts.

We have not prepared a sensitivity analysis on our estimated exposure to corn, natural gas and ethanol price risk for our expected use and sale of such commodities due to the fact that we have both: (i) assigned all of our derivatives to a subsidiary of GEVO and (ii) no longer maintain operations, each due to the Asset Sale and, as such, do not expect to have any risk related to these commodity prices and derivatives past January 31, 2025.

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

    Because of its inherent limitations, disclosure controls and procedures concerning financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases.
    The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

As of December 31, 2024, we did not maintain effective monitoring and oversight of controls over property, plant and equipment. Specifically, reviewing assets for asset retirement obligations. In June 2022 an asset retirement obligation related to our Class VI monitoring and injection wells should have been recognized and recorded.

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
For the fiscal quarter ended December 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

    The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2024. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities Exchange Commission on January 15, 2025.

On the Closing Date, the Company closed on the sale of substantially all of its assets for a purchase price of $210 million (subject to adjustment based on the terms of the Asset Purchase Agreement) (the “Purchase Price”) to the Buyers. The Company and Gevo entered into an escrow agreement pursuant to which Gevo deposited $10 million in earnest money, which was applied against the Purchase Price. In addition, pursuant to such escrow agreement, Gevo deposited on the Closing Date: (i) $1.26 million of the Purchase Price for the purposes of securing the post-closing indemnification obligations of the Company, and (ii) $5 million of the Purchase Price for purposes of securing any Purchase Price adjustments as described in the Asset Purchase Agreement. In the event that the Company breaches the provisions of the covenant, representations and warranties in the Asset Purchase Agreement (which may or may not have been within the Company’s control), the Company may not receive the entire post-closing indemnification escrow amount of $1.26 million. Further, if the Company’s Net Working Capital on the Closing Date (as described in Section 2.5 of the Asset Purchase Agreement) does not meet or exceed the Target Net Working Capital set in the Asset Purchase Agreement, the Company may not receive the entire $5 million of the Purchase Price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

Changes to Annual Meeting Date

The Company’s 2025 Annual Meeting may be held after 30 days from the previous year’s annual meeting (April 4, 2025) but the Company has not yet determined this. The Company’s 2025 Annual Meeting is currently expected to happen by the middle of May 2025.

Insider Trading Arrangements

No governor or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities during the period ending December 30, 2024.

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

RED TRAIL ENERGY, LLC

Date:	February 19, 2025	/s/ Jodi Johnson
Jodi Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 19, 2025	/s/ Joni Entze
Joni Entze
Chief Financial Officer
(Principal Financial and Accounting Officer)