Form 10-Q
period 2025-03-31
SOUTH 8 ENERGY, LLC
filed 2025-05-15
CIK 1359687

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	March 31, 2025

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	Commission File Number:	000-52033

SOUTH 8 ENERGY, LLC
(Exact name of registrant as specified in its charter)

North Dakota	76-0742311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes x No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 15, 2025, there were 40,148,160 Class A Membership Units issued and outstanding.

PART I.        FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTH 8 ENERGY, LLC
Condensed Balance Sheets

ASSETS	March 31, 2025	September 30, 2024
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$22,791,995	$3,390,382
Restricted cash - margin account	828,791	3,714,985
Accounts receivable, net, primarily related party	—	4,030,089
Escrow and other receivable	8,346,404	—
Inventory	—	9,913,061
Prepaid expenses	168,973	569,376
Total current assets	32,136,163	21,617,893

Property, Plant and Equipment
Land	—	1,333,681
Land improvements	—	18,563,059
Buildings	—	15,333,676
Plant and equipment	—	124,473,132
Construction in progress	—	2,759,400
	—	162,462,948
Less accumulated depreciation	—	89,641,814
Net property, plant and equipment	—	72,821,134

Other Assets
Right of use operating lease assets, net	—	1,746,528
Investment in RPMG	940,642	940,642
Patronage equity	6,606,242	7,047,604
Deposits	—	40,000
Total other assets	7,546,884	9,774,774

Total Assets	$39,683,047	$104,213,801

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOUTH 8 ENERGY, LLC
Condensed Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	March 31, 2025	September 30, 2024
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$27,392	$2,527,925
Accrued expenses	25,727	2,271,428
Commodities derivative instruments, at fair value (see note 3)	—	289,200
Accrued loss on firm purchase commitments (see notes 4 and 8)	—	50,000
Customer deposits	—	25,895
Current maturities of notes payable	—	2,126,544
Current portion of operating lease liabilities	—	381,258
Total current liabilities	53,119	7,672,250

Long-Term Liabilities
Notes payable	—	18,054,528
Long-term operating lease liabilities	—	1,365,270
Asset Retirement Obligation	—	1,002,032
Total long-term liabilities	—	20,421,830
Commitments and Contingencies (Notes 4, 5, 7 and 8)

Members’ Equity 40,148,160 Class A Membership Units issued and outstanding	39,629,928	76,119,721

Total Liabilities and Members’ Equity	$39,683,047	$104,213,801

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOUTH 8 ENERGY, LLC
Condensed Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues, primarily related party	$16,087,196	$34,034,993	$50,161,922	$77,491,003

Cost of Goods Sold
Cost of goods sold	12,898,680	38,959,146	45,157,852	77,917,835
Loss on firm purchase commitments	—	—	—	1,394,000
Total Cost of Goods Sold	12,898,680	38,959,146	45,157,852	79,311,835

Gross Profit (Loss)	3,188,516	(4,924,153)	5,004,070	(1,820,832)

General and Administrative Expenses	2,353,667	1,292,273	3,987,203	2,588,215

Operating Income (Loss)	834,849	(6,216,426)	1,016,867	(4,409,047)

Other Income (Expense)
Interest income	512,046	55,204	570,428	221,098
Other income (expense), net	124,858,552	1,162	124,860,962	456,308
Interest (expense)	(83,740)	(246,085)	(338,001)	(513,989)
Total other income (expense), net	125,286,858	(189,719)	125,093,389	163,417

Net Income (Loss)	$126,121,707	$(6,406,145)	$126,110,256	$(4,245,630)

Weighted Average Units Outstanding
Basic	40,148,160	40,148,160	40,148,160	40,148,160

Diluted	40,148,160	40,148,160	40,148,160	40,148,160

Net Income (Loss) Per Unit
Basic	$3.14	$(0.16)	$3.14	$(0.11)

Diluted	$3.14	$(0.16)	$3.14	$(0.11)

Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

SOUTH 8 ENERGY, LLC
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities
Net income	$126,110,256	$(4,245,630)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,155,205	3,189,232
Gain on sale of assets and certain liabilities	(124,754,329)	—
Change in fair value of derivative instruments	(289,200)	1,603,750
Loss on firm purchase commitments	—	983,000
Noncash patronage equity	441,362	65,616
Changes in operating assets and liabilities:
Accounts receivable, net, primarily related party	(940,089)	4,063,107
Escrow and other receivable	(8,346,404)	—
Inventory	(1,644,928)	(4,405,422)
Prepaid expenses	188,187	(705,130)
Customer deposits	(385,408)	22,143
Accounts payable	(3,764,707)	(3,657,131)
Accrued expenses	(2,954,880)	(704,285)
Accrued loss on firm purchase commitments	(50,000)	983,000
Net cash provided by operating activities	(14,234,935)	(2,807,750)

Cash Flows from Investing Activities
Proceeds from sale of assets and certain liabilities	194,446,439	—
Capital expenditures	(1,095,357)	(855,153)
Net cash (used for) investing activities	193,351,082	(855,153)

Cash Flows from Financing Activities
Distribution Paid	(162,600,049)	(6,079,234)
Proceeds from notes payable	—	5,025,834
Debt repayments	(680)	(4,398,846)
Net cash (used for) financing activities	(162,600,729)	(5,452,246)

Net Change in Cash, Cash Equivalents and Restricted Cash	16,515,418	(9,115,149)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	7,105,368	14,551,103
Cash, Cash Equivalents and Restricted Cash - End of Period	$23,620,786	$5,435,954

Reconciliation of Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents	$22,791,995	$2,264,910
Restricted cash	828,791	3,171,044
Total Cash, Cash Equivalents and Restricted Cash	$23,620,786	$5,435,954

Supplemental Disclosure of Cash Flow Information
Interest paid	$976,321	$1,054,692
Noncash Investing and Financing Activities
Payoff of note payable through proceeds from sale of assets and certain liabilities	$20,181,071	$—
Notes to Unaudited Condensed Financial Statements are an integral part of this Statement.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2025

The accompanying condensed unaudited financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the fiscal year ended September 30, 2024, contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 15, 2025.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

As of December 31, 2024, South 8 Energy, LLC (f/k/a Red Trail Energy, LLC), a North Dakota limited liability company (the “Company”), owned and operated a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota (the “Plant”).

On January 31, 2025 (the “Closing Date”) the Company completed the previously announced transaction pursuant to that certain Asset Purchase Agreement dated as of September 10, 2024 (the “Asset Purchase Agreement”) by and among the Company, Gevo, Inc. (NASDAQ: GEVO) (“Parent” or “Gevo”), and its wholly owned subsidiaries, Richardton CCS, LLC (“R-CCS”) and Net-Zero Richardton, LLC (“NZ-R”), and together with R-CCS, (the “Buyers”). Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions thereof, the Buyers acquired substantially all of the assets, and assumed certain liabilities, of the Company on the terms set forth therein (such transaction, the “Asset Sale”) for $210 million (subject to adjustment based on the terms of the Asset Purchase Agreement) (the “Purchase Price”). As a result of the Asset Sale, the Company no longer maintained operation as of March 31, 2025 but had a one month period of operations from December 31, 2024 until the Closing Date (the “Operational Period”).

This description does not purport to be a complete description of the Asset Purchase Agreement and is subject to and qualified in its entirety by reference to the full text of the Asset Purchase Agreement, which was filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on September 16, 2024, and is incorporated by reference.

Reduced Carbon Dioxide Fuels Credits

As of March 31, 2025, the Company was in the market to sell voluntary carbon dioxide reduction credits. The Company generated these credits through its carbon dioxide sequestration project. The Company held these credits in inventory for the purpose of seeking buyers who were interested in purchasing them. The Company used the inventory method of accounting for these credits and did not include these credits as assets on its balance sheet because they have negligible incremental costs associated with their generation. As of March 31, 2025, the Company has received $948,000 for carbon credit sales. When the Company entered into a contract to sell these credits, it recognized income upon transferring of the credit.

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

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2025

2. REVENUE

Revenue Recognition

During the Operational Period, the Company recognized revenue from sales of ethanol and co-products at the point in time when the performance obligations in the Company’s contracts with customers are met, which is when the customer obtains control of such products and typically occurs upon shipment (depending on the terms of the underlying contracts). Revenue was measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. In some instances historically, the Company entered into contracts with customers that contained multiple performance obligations to deliver specified volumes of co-products over a contractual period of less than 12 months. In such instances, the Company allocated the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognized the related revenue when control of each individual product was transferred to the customer in satisfaction of the corresponding performance obligation. The Company recognizes revenue from the sale of carbon credits at a point in time which is when the credit is transferred.

Revenue by Source

The following table disaggregates revenue by the Company’s major sources for the six months ended March 31, 2025 and 2024.

Revenues	For the three months ended March 31, 2025 (unaudited)	For the three months ended March 31, 2024 (unaudited)	For the six months ended March 31, 2025 (unaudited)	For the six months ended March 31, 2024 (unaudited)
Ethanol, E85, Carbon Credits and Industrial Alcohol	$ 12,755,216	$24,071,282	$38,817,519	$56,129,628
Distillers Grains	2,455,253	7,441,164	8,307,477	15,442,936
Syrup	57,101	149,141	191,252	293,788
Corn Oil	803,686	2,329,121	2,769,198	5,508,993
Corn Inspection Fee	15,940	44,285	76,476	115,658
Total revenue from contracts with customers	$16,087,196	$34,034,993	$50,161,922	$77,491,003

Shipping and Handling Costs

We accounted for shipping and handling activities related to contracts with customers as costs to fulfill its promises to transfer the associated products. Accordingly, the Company recorded customer payments associated with shipping and handling costs as a component of revenue and classified such costs as a component of cost of goods sold.

Customer Deposits

Customer deposits are contract liabilities for payments in excess of revenue recognized. Customer deposits were recognized when modified distillers grains customers made prepayments on their contracts. The ending balances for accounts receivable and customer deposits were as follows for the six month periods ended March 31, 2025 and 2024 and the year-end periods ended September 30, 2024 and 2023:

	For the period ended March 31, 2025 (unaudited)	For the period ended March 31, 2024 (unaudited)	For the period ended September 30, 2024 (audited)	For the period ended September 30, 2023 (audited & restated)
Accounts receivable	$8,346,404	$3,606,335	$4,030,089	$7,669,441
Customer deposits	—	60,437	25,895	38,294
3. DERIVATIVE INSTRUMENTS

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2025

Commodity Contracts

During the Operational Period and historically, as part of a hedging strategy, the Company from time to time entered into ethanol, soybean, soybean oil, natural gas and corn commodity-based derivatives where the prices were set at a future date in order to protect cash flows from fluctuations caused by volatility in commodity prices. These derivatives were not designated as effective hedges for accounting purposes. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair market value was recorded through earnings in the period of change. Ethanol derivative fair market value gains or losses were included in the results of operations and are classified as revenue, and corn derivative changes in fair market value are included in cost of goods sold. As of March 31, 2025, the Company had assigned its derivative instruments in connection with the Asset Sale.

The following tables provide details regarding the Company’s derivative financial instruments at March 31, 2025 and September 30, 2024:

As of:	March 31, 2025 (unaudited)				September 30, 2024 (audited)
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn options	—	—	bu	$—	912	4,560,000	bushels	$(289,200)
Total fair value				$—				$(289,200)
Amounts are combined on the balance sheet - negative numbers represent liabilities

Derivatives not designated as hedging instruments:

Balance Sheet - as of March 31, 2025 (unaudited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$—
Total derivatives not designated as hedging instruments for accounting purposes	$—	$—

Balance Sheet - as of September 30, 2024 (audited)	Asset	Liability
Commodity derivative instruments, at fair value	$—	$289,200
Total derivatives not designated as hedging instruments for accounting purposes	$—	$289,200
The following table provides details regarding the Company’s amount of recognized gain or loss in income during the three month periods ending March 31, 2025 and March 31, 2024:

Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	Amount of gain (loss) recognized in income during the three months ended March 31, 2025 (unaudited)	Amount of gain (loss) recognized in income during the three months ended March 31, 2024 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2025 (unaudited)	Amount of gain (loss) recognized in income during the six months ended March 31, 2024 (unaudited)
Corn derivative instruments	Cost of Goods Sold	$16,361	$(2,566,073)	$403,005	$(1,824,534)
Natural gas derivative instruments	Cost of Goods Sold	—	726,160	—	1,165,490
Total		$16,361	$(1,839,913)	$403,005	$(659,044)

4. INVENTORY
Inventory was valued at the lower of cost or net realizable value. Inventory values as of March 31, 2025 and September 30, 2024 were as follows:

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2025

	March 31, 2025 (unaudited)	September 30, 2024 (audited)
Raw materials, including corn, chemicals and supplies	$—	$5,107,854
Work in process	—	1,058,478
Finished goods, including ethanol and distillers grains	—	1,252,483
Spare parts	—	2,494,246
Total inventory	$—	$9,913,061

Lower of cost or net realizable value adjustments for the six months ended March 31, 2025 and 2024 were as follows:

	For the three months ended March 31, 2025 (unaudited)	For the three months ended March 31, 2024 (unaudited)	For the six months ended March 31, 2025 (unaudited)	For the six months ended March 31, 2024 (unaudited)
Loss on firm purchase commitments	$—	$—	$—	$1,394,000
Loss on lower of cost or net realizable value adjustment for inventory on hand	$—	$—	$—	$—
Total loss on lower of cost or net realizable value adjustments	$—	$—	$—	$1,394,000

During the Operational Period, the Company had entered into forward corn purchase contracts which required the Company to take delivery of corn at a prenegotiated contract price. At the time the contracts were created, the price of the contract approximated market price. It was expected that subsequent changes in market conditions could cause the fixed prenegotiated contract price to become higher or lower than fluctuating market prices. As of March 31, 2025, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, approximated market price. Based on this information, the Company estimated loss on firm purchase commitments of approximately $0 and $1,394,000 for the six months ended March 31, 2025 and 2024, respectively. The loss was recorded in “Loss on firm purchase commitments” on the statement of operations and “Accrued loss on firm purchase commitments” on the balance sheet. The amount of the potential loss was determined by applying a methodology similar to that used in the impairment valuation with respect to inventory.

5. BANK FINANCING

Revolving Loan

During the Operational Period, the Company had a $10 million revolving loan (the “Revolving Loan”) from Cornerstone Bank (“Cornerstone”) with a maturity date of April 9, 2025. During the March 31, 2025 period, the Company, in connection with the Asset Sale, paid all outstanding amounts due under the Revolving Loan and terminated the Revolving Loan.

Construction Loan

On October 28, 2022, the Company entered into a $25 million loan with Cornerstone Bank to refinance two (2) previous construction loans with Cornerstone Bank (the “Consolidated Construction Loan”). During the March 31, 2025 period, the Company, in connection with the Asset Sale, paid all outstanding amounts due under the Consolidated Construction Loan and terminated the Consolidated Construction Loan.

Each of the Company’s loans were secured by a lien on substantially all of the assets of the Company which were released in connection with the Asset Sale.

6. FAIR VALUE MEASUREMENTS

The following table provides information on those liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and September 30, 2024, respectively.

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2025

			Fair Value Measurement Using
	Carrying Amount as of March 31, 2025 (unaudited)	Fair Value as of March 31, 2025 (unaudited)	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

			Fair Value Measurement Using
	Carrying Amount as of September 30, 2024	Fair Value as of September 30, 2024	Level 1	Level 2	Level 3
Liabilities
Commodities derivative instruments	$289,200	$289,200	$289,200	$—	$—
Total	$289,200	$289,200	$289,200	$—	$—

The fair value of the corn, ethanol, soybean oil and natural gas derivative instruments is based on quoted market prices in an active market.

7. LEASES

During the Operational Period, the Company leased railcar and plant equipment. Operating lease right of use assets and liabilities were recognized at the date of commencement of the lease based on the present value of lease payments over the lease term. The Company used its estimated incremental borrowing rate, unless an implicit rate was readily determinable, as the discount rate for each lease in determining the present value of lease payments. For the six months ended March 31, 2025, the Company’s estimated weighted-average discount rate was 7.50%. Operating lease expense was recognized on a straight-line basis over the lease term.

The Company elected the short-term lease exemption for all leases with a term of 12 months or less for both existing and ongoing operating leases to not recognize the asset and liability for those leases. Lease payments for short-term leases were recognized on straight-line basis.

The Company determined if an arrangement was a lease or contained a lease at inception. The Company’s existing leases during the Operational Period had remaining lease terms of approximately one year to six years, which included options to extend the leases when it was reasonably certain the Company would exercise those options. In connection with the Asset Sale, at March 31, 2025 the Company did not have any lease arrangements or sublease agreements.

During the Operational Period, the Company was generally responsible for maintenance, taxes, and utilities for leased equipment. Rent expense for operating leases was approximately $273,000 for the six months ended March 31, 2025 and $391,000 for the six months ended March 31, 2024.

Equipment under financing leases consisted of office equipment and plant equipment which all ended in 2024. At March 31, 2025 and September 30, 2024, equipment under financing leases was as follows:

	March 31, 2025	September 30, 2024
Equipment	$—	$493,414
Less accumulated amortization	—	(246,032)
Net equipment under financing lease	$—	$247,382

RED TRAIL ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2025

At March 31, 2025, the Company had the following minimum commitments, which at inception had non-cancellable terms of more than one year. Amounts shown below are for the 12 month periods ending December 31:

	Operating Leases	Financing Leases
2025	$—	$—
2026	—	—
2027	—	—
2028	—	—
2029	—	—
Total minimum lease commitments	$—	—
Less amount representing interest		—
Present value of minimum lease commitments included in notes payable on the balance sheet		$—
**Note, due to the closing of the Asset Sale, on January 31, 2025, the Company either assigned or terminated all of its outstanding leases before the period end of March 31, 2025.

8. COMMITMENTS AND CONTINGENCIES

Firm Purchase Commitments for Corn

Historically, to ensure an adequate supply of corn to operate the Plant, the Company entered into contracts to purchase corn from local farmers and elevators. At March 31, 2025, the Company did not have any fixed price contracts for the purchase of corn due to the Asset Sale.

Water

On April 21, 2015, the Company entered into a ten-year contract to purchase raw water from the Southwest Water Authority in order to meet the Plant’s water requirements (the “Water Contract”). The Water Contract required the Company to purchase a minimum of 160 million gallons of water per year. The minimum estimated obligation for this contract was $424,000 per year.
Due to the closing of the Asset Sale, on January 31, 2025, the Company assigned the Water Contract to the Buyers and is no longer obligated on the Water Contract.

Profit and Cost Sharing Agreement

The Company entered into a Profit and Cost Sharing Agreement with Bismarck Land Company, LLC, which became effective on November 1, 2016 (the “Bismark Profit and Cost Sharing Contract”). The Bismark Profit and Cost Sharing Contract provided that the Company share 70% of the net revenue generated by the Company from business activities which were brought to the Company by Bismarck Land Company, LLC and conducted on the real estate purchased from the Bismarck Land Company, LLC. The real estate was initially purchased in exchange for 2 million membership units of the Company at $1.66 per unit. The Bismark Profit and Cost Sharing Contract terms stated that it would terminate ten years after the real estate closing date of October 11, 2016 or after Bismarck Land Company, LLC received $10 million in proceeds from the agreement. In addition, the Profit and Cost Sharing Agreement provided that the Company pay Bismarck Land Company, LLC 70% of any net proceeds received by the Company from the sale of the subject real estate if a sale were to occur prior to termination. Due to the closing of the Asset Sale, on January 31, 2025, the Company paid Bismark Land Company, LLC an amount of $8.1 million to terminate the Bismark Profit and Cost Sharing Contract, resulting in a total payment of $10,047,581 by the Company under the Bismark Profit and Cost Sharing Contract.

9. RELATED PARTY TRANSACTIONS

During the Operational Period, the Company had balances and transactions in the normal course of business with various related parties for the purchase of corn, sale of distillers grains, and sale of ethanol. The related parties include unit holders, members of the board of governors of the Company, and RPMG, Inc. (“RPMG”). Significant related party activity affecting the financial statements is as follows:

SOUTH 8 ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2025

	March 31, 2025 (unaudited)	September 30, 2024
Balance Sheet
Accounts receivable	$—	$3,815,434
Accounts payable	—	87,635

	For the three months ended March 31, 2025 (unaudited)	For the three months ended March 31, 2024 (unaudited)	For the six months ended March 31, 2025 (unaudited)	For the six months ended March 31, 2024 (unaudited)
Statement of Operations
Revenues	$14,979,483	$30,856,456	$46,506,714	$103,857,552
Cost of goods sold	246,476	832,575	1,007,328	2,454,509

Inventory Purchases	$2,376,544	$11,122,503	$8,458,073	$31,046,016

10. UNCERTAINTIES IMPACTING OUR FUTURE OPERATIONS

As stated above, on the Closing Date, the Company completed a sale of substantially all of the assets to the Buyers. As a result of the Asset Sale, the Company no longer maintains operations.

As previously disclosed, in connection with the Asset Sale, the Company and Gevo entered into an escrow agreement where Gevo deposited $1.26 million of the Purchase Price for the purposes of securing post-closing indemnification obligations of the Company. The Company cannot be sure if it will ever receive the $1.26 million.

Due to the closing of the Asset Sale, the Company’s remaining source of potential revenue related to operations is the sale of its carbon dioxide reduction credits. The Company cannot be sure of the price it will receive for these credits as any potential sale will be subject to numerous risks such as regulatory uncertainty surrounding the market for carbon credits and market volatility.

11. MEMBER'S EQUITY

Changes in member’s equity for the six months ended March 31, 2025 and 2024.

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2024	$39,044,595	$75,541	$37,159,125	$(159,540)	$76,119,721
Net income	—	—	(11,451)	—	(11,451)
Balances December 31, 2024	$39,044,595	$75,541	$37,147,674	$(159,540)	$76,108,270
Distribution			(162,600,049)		(162,600,049)
Net income			126,121,707		126,121,707
Balances - March 31, 2025	$39,044,595	$75,541	$669,332	$(159,540)	$39,629,928

SOUTH 8 ENERGY, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2025

	Class A Member Units	Additional Paid in Capital	Accumulated Deficit/Retained Earnings	Treasury Units	Total Member Equity
Balances - September 30, 2023	$39,044,595	$75,541	$44,411,136	$(159,540)	$83,371,732
Distribution	—	—	(6,023,219)	—	(6,023,219)
Net income	—	—	2,160,515	—	2,160,515
Balances December 31, 2023	$39,044,595	$75,541	$40,548,432	$(159,540)	$79,509,028
Distribution	—	—	(56,015)	—	(56,015)
Net income (loss)	—	—	(6,406,145)	—	(6,406,145)
Balances - March 31, 2024	$39,044,595	$75,541	$34,086,272	$(159,540)	$73,046,868

12. SUBSEQUENT EVENTS

As previously disclosed pursuant to the Current Report on Form 8-K filed by the Company with the SEC on May 13, 2025, the Company entered into an agreement with Renewable Products Marketing Group, LLC, a Minnesota limited liability company, (“RPMG, LLC”) for RPMG, LLC to redeem all of the equity that the Company owned in RPMG, LLC, effective as of January 31, 2025 (such agreement, the “Redemption Agreement”). RPMG, LLC wholly owns RPMG, Inc., the Company’s previous professional third-party marketer which sold substantially all of the Company’s products when it was operational.

As previously disclosed, the Company and Gevo entered into an escrow agreement pursuant to which, Gevo deposited on the Closing Date, $5 million of the Purchase Price for the purpose of securing any Purchase Price adjustments as described in the Asset Purchase Agreement. It is estimated that the Company will receive the entire $5 million back plus $1,953,475.45.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    We prepared the following discussion and analysis to help you better understand our financial condition, changes in our financial condition, and results of operations for the six month period ended March 31, 2025, compared to the same period of the prior fiscal year. This discussion should be read in conjunction with the financial statements, notes and information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the SEC on January 15, 2025. Unless otherwise stated, references in this report to particular years, quarters, months, or periods refer to our fiscal years ended in September and the associated quarters, months, or periods of those fiscal years.

This Form 10-Q has been prepared to disclose the financial condition of the Company as of the six month period ended March 31, 2025, however, on January 31, 2025 (the “Closing Date”), the Company completed the previously announced transaction pursuant to that certain Asset Purchase Agreement dated as of September 10, 2024 (the “Asset Purchase Agreement”) by and among the Company, Gevo, Inc. (NASDAQ: GEVO) (“Parent” or “Gevo”), and its wholly owned subsidiaries, Richardton CCS, LLC (“R-CCS”) and Net-Zero Richardton, LLC (“NZ-R”), and together with R-CCS, (the “Buyers”). Pursuant to the Asset Purchase Agreement, and subject to the terms and conditions thereof, the Buyers acquired substantially all of the assets, and assumed certain liabilities, of the Company on the terms set forth therein (such transaction, the “Asset Sale”) for $210 million (subject to adjustment based on the terms of the Asset Purchase Agreement) (the “Purchase Price”). As a result of the Asset Sale, the Company no longer maintains operations.

This description does not purport to be a complete description of the Asset Purchase Agreement and is subject to and qualified in its entirety by reference to the full text of the Asset Purchase Agreement, which was filed as Exhibit 2.1 to the Current Report on Form 8-K, filed by the Company with the SEC on September 16, 2024, and is incorporated by reference.

As previously disclosed, the Company and Gevo entered into an escrow agreement pursuant to which Gevo deposited $10 million in earnest money, which was applied against the Purchase Price. In addition, pursuant to such escrow agreement, Gevo deposited on the Closing Date: (i) $1.26 million of the Purchase Price for the purposes of securing the post-closing indemnification obligations of the Company, and (ii) $5 million of the Purchase Price for purposes of securing any Purchase Price adjustments as described in the Asset Purchase Agreement. It is estimated that the Company will receive the entire $5 million back plus $1,953,475.45. The $1.26 million continues to be held in escrow in accordance with the terms of the escrow agreement.

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

Overview

    From January 1, 2025 until the Closing Date (the “Operational Period”), South 8 Energy, LLC (f/k/a Red Trail Energy, LLC), a North Dakota limited liability company (the “Company”, or “we,” “our,” or “us”), owned and operated a 50 million gallon annual name-plate production ethanol plant near Richardton, North Dakota. The Company’s revenues were mainly derived from the sale and distribution of ethanol, distillers grains and corn oil primarily in the continental United States. Additionally, the Company received some revenues from the sale of its carbon dioxide removal credits on the Puro Registry, a new venture to the Company. During the Operational Period, corn was our largest cost component and our profitability was dependent on the spread between the price of corn and the price of ethanol. The Company continues to expect to receive some revenue from the sale of its carbon dioxide removal credits in the future.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the three months ended March 31, 2025 and 2024. The information provided for the three months ended March 31, 2025 includes the one-month Operational Period before the Closing Date.

	Three Months Ended March 31, 2025 (Unaudited)		Three Months Ended March 31, 2024 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$16,087,196	100.00	$34,034,993	100.00
Cost of Goods Sold	12,898,680	80.18	38,959,146	114.47
Gross Profit	3,188,516	19.82	(4,924,153)	(14.47)
General and Administrative Expenses	2,353,667	14.63	1,292,273	3.80
Operating Income	834,849	5.19	(6,216,426)	(18.26)
Other Income (Loss), net	125,286,858	778.80	(189,719)	(0.56)
Net Income (Loss)	$126,121,707	783.99	$(6,406,145)	(18.82)

    The following table shows additional data regarding production and price levels for our primary inputs and products for the three months ended March 31, 2025 and 2024. The information provided for the three months ended March 31, 2025 includes the one-month Operational Period before the Closing Date.

	Three Months Ended March 31, 2025 (Unaudited)	Three Months Ended March 31, 2024 (Unaudited)
Production:
Ethanol sold (gallons)	6,763,523	16,541,757
Dried distillers grains sold (tons)	7,697	17,475
Modified distillers grains sold (tons)	15,897	42,757
Corn oil sold (pounds)	1,740,120	5,265,720
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$ 1.66	$1.45
Dried distillers grains average price per ton	169.40	204.39
Modified distillers grains average price per ton	72.43	90.50
Corn oil average price per pound	0.46	0.44
Primary Inputs:
Corn ground (bushels)	1,977,518	5,960,129
Natural gas (MMBtu)	139,247	398,202
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$ 3.97	$5.01
Natural gas average price per MMBtu (net of hedging)	4.16	3.29
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$ 0.081	$0.121
Denaturant cost	0.041	0.045
Electricity cost	0.077	0.060
Direct labor cost	0.033	0.073

Revenue

    Our total revenue was lower in the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year primarily due to the closing of the Asset Sale and only being operational during the Operational Period. During the second quarter of our 2025 fiscal year, approximately 79.3% of our total revenue was derived from ethanol sales, approximately 15.3% was from distillers grains sales, and approximately 5.0% was from corn oil sales. During the second quarter of our 2024 fiscal year, approximately 70.7% of our total revenue was derived from ethanol sales, approximately 21.9% was from distillers grains sales and approximately 6.8% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol, without taking into account our hedge positions, was slightly higher during the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year. Management attributes this increase in average ethanol prices received to generally higher gasoline and natural gas prices during the second quarter of our 2025 fiscal year compared to the 2024 period which has an impact on ethanol prices.
    We sold fewer gallons of ethanol during the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to only being operational during the Operational Period.

    Distillers Grains

    During the second quarter of our 2025 fiscal year, we sold less tons of distillers grains compared to the same period of our 2024 fiscal year due to only being operational during the Operational Period. We sold most of our distiller grains during the 2025 period in the modified form due to demand factors which favored the modified product. The average price we received for both our dried and modified distillers grains was lower during the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to changes in other feed product prices, particularly soybean meal. Since distillers grains are a feed product which competes with other feed products, when the price of other feed products are lower it has a corresponding negative impact on distillers grains prices.

    Corn Oil

    The total pounds of corn oil we sold was lower during the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to only being operational during the Operational Period. The average price we received for our corn oil during the second quarter of our 2025 fiscal year was slightly higher than the average price we received during the second quarter of our 2024 fiscal year. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However, oil supplies have also increased which have impacted the market price of corn oil.

Cost of Goods Sold

    Our cost of goods sold was primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the second quarter of our 2025 fiscal year as compared to the second quarter of our 2024 fiscal year due to only being operational during the Operational Period.

Corn Costs

Our cost of goods sold related to corn was lower for the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to only being operational during the Operational Period. For the second quarter of our 2025 fiscal year, we used approximately 66.82% fewer bushels of corn compared to the second quarter of our 2024 fiscal year. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 13.9% lower for the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to lower local market corn prices during the second quarter of our 2025 fiscal year. In addition, during the second quarter of our 2025 fiscal year we had a realized gain of approximately $16,000 for our firm corn purchase commitments which decreased our cost of goods sold related to corn. For the second quarter of our 2024 fiscal year, we had a realized loss of approximately $2,566,000 for our corn derivative instruments, which increased our cost of goods sold related to corn during that period.

    Natural Gas Costs

    We used approximately 65.0% fewer MMBtu of natural gas during the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to only being operational during the Operational Period. Our average cost per MMBtu of natural gas was approximately 90.8% lower during the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to lower energy prices compared to our 2024 fiscal year. We had no realized gain or loss on natural gas derivative instruments for the second quarter of our 2025 fiscal year since we did not have any natural gas derivatives during that time period. We had a realized gain on our natural gas derivative instruments of approximately $46,000 for the second quarter of our 2024 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses increased by approximately 55% for the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to costs associated with the Asset Sale, including legal fees and costs.

Other Income/Expense

    We had more interest income during the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to having higher balances deposited with our primary bank, Cornerstone, from proceeds received from the Asset Sale. Our other income was significantly increased during the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to proceeds received from the Asset Sale. We had less interest expense during the second quarter of our 2025 fiscal year compared to the second quarter of our 2024 fiscal year due to terminating our debt financing and assigning substantially all of our rental lease agreements in connection with the Asset Sale.

Results of Operations for the Six Months Ended March 31, 2025 and 2024

    The following table shows the results of our operations and the percentages of revenues, cost of goods sold, general and administrative expenses and other items to total revenues in our unaudited statements of operations for the six months ended March 31, 2025 and 2024:

	Six Months Ended March 31, 2025 (Unaudited)		Six Months Ended March 31, 2024 (Unaudited)
Statement of Operations Data	Amount	%	Amount	%
Revenues	$50,161,922	100.00	$77,491,003	100.00
Cost of Goods Sold	45,157,852	90.02	79,311,835	102.35
Gross Profit (Loss)	5,004,070	9.98	(1,820,832)	(2.35)
General and Administrative Expenses	3,987,203	7.95	2,588,215	3.34
Operating Income (Loss)	1,016,867	2.03	(4,409,047)	(5.69)
Other Income, net	125,093,389	249.38	163,417	0.21
Net Income (Loss)	$126,110,256	251.41	$(4,245,630)	(5.48)

Please note that in the six month period ended March 31, 2025, the Company was only operational from September 30, 2024 until the Closing Date (the “Four Month Operational Period”).

    The following table shows additional data regarding production and price levels for our primary inputs and products for the six months ended March 31, 2025 and 2024.

	Six Months Ended March 31, 2025 (unaudited)	Six Months Ended March 31, 2024 (unaudited)
Production:
Ethanol sold (gallons)	23,322,919	33,188,342
Dried distillers grains sold (tons)	29,725	43,141
Modified distillers grains sold (tons)	53,670	75,153
Corn oil sold (pounds)	6,400,000	10,704,240
Revenues:
Fuel grade ethanol average price per gallon (net of hedging)	$1.66	$1.68
Dried distillers grains average price per ton	150.65	200.59
Modified distillers grains average price per ton	71.35	90.34
Corn oil average price per pound	0.43	0.51
Primary Inputs:
Corn ground (bushels)	8,010,832	11,928,390
Natural gas (MMBtu)	562,828	811,527
Costs of Primary Inputs:
Corn average price per bushel (net of hedging)	$3.86	$4.71
Natural gas average price per MMBtu (net of hedging)	0.04	3.69
Other Costs (per gallon of ethanol sold):
Chemical and additive costs	$0.098	$0.113
Denaturant cost	0.047	0.046
Electricity cost	0.090	0.089
Direct labor cost	0.081	0.085

Please note that in the six month period ended March 31, 2025, the Company was only operational during the Four Month Operational Period.

Revenue

Our total revenue was lower in the six months ended March 31, 2025 compared to 2024 primarily due to only being operational for the Four Month Operational Period. During the six months ended March 31, 2025, approximately 77.4% of our total revenue was derived from ethanol sales, approximately 16.6% was from distillers grains sales, and approximately 5.5% was from corn oil sales. During the six months ended March 31, 2024, approximately 72.4% of our total revenue was derived from ethanol sales, approximately 19.9% was from distillers grains sales and approximately 7.1% was from corn oil sales.

    Ethanol

    The average price we received for our ethanol, without taking into account our hedge positions, was slightly lower during the six months ended March 31, 2025 compared to the six months ended March 31, 2024. Management attributes this to relatively similar gasoline prices during the six months ended March 31, 2025 compared to the 2024 period which has an impact on ethanol prices.
    We sold fewer gallons of ethanol during the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to only being operational during the Fourth Month Operational Period.

    Distillers Grains

    During the six months ended March 31, 2025, we sold less tons of distillers grains compared to the same period of our six months ended March 31, 2024 due to only being operational during the Four Month Operational Period. We sold most of our distiller grains during the 2025 period in the modified form due to demand factors which favored the modified product. The average price we received for both our dried and modified distillers grains was lower during the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to changes in other feed product prices, particularly soybean meal. Since distillers grains are a feed product which competes with other feed products, when the price of other feed products are lower it has a corresponding negative impact on distillers grains prices.

    Corn Oil

    The total pounds of corn oil we sold was lower during the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to only being operational during the Four Month Operational Period. The average price we received for our corn oil during the six months ended March 31, 2025 was lower than the average price we received during the six months ended March 31, 2024. Corn oil is used for biodiesel and renewable diesel production which have increased recently, benefiting market corn oil prices. However, oil supplies have also increased which have impacted the market price of corn oil.

Cost of Goods Sold

    Our cost of goods sold is primarily made up of corn and natural gas expenses. Our cost of goods sold was lower for the six months ended March 31, 2025 as compared to the six months ended March 31, 2024 due primarily to due being operational during the Four Month Operational Period.

Corn Costs

Our cost of goods sold related to corn was lower for the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to only being operational during the Four Month Operational Period. For the six months ended March 31, 2025, we used approximately 32.8% less bushels of corn compared to the six months ended March 31, 2024 due to only being operational during the Four Month Operational Period. The average price we paid per bushel of corn, without taking into account our derivative instruments, was approximately 15.4% lower for the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to lower local market corn prices during the six months ended March 31, 2025. In addition, during the six months ended March 31, 2025 we had a realized gain of approximately $403,000 for our firm corn purchase commitments which decreased our cost of goods sold related to corn. For the six months ended March 31, 2024, we had a realized loss of approximately $3,218,000 for our corn derivative instruments, which increased our cost of goods sold related to corn during that period.

    Natural Gas Costs

    We used approximately 30.65% fewer MMBtu of natural gas during the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to only being operational during the Four Month Operational Period. Our average cost per MMBtu of natural gas was approximately 17.62% lower during the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to lower energy prices compared to our 2024 fiscal year.

General and Administrative Expenses

    Our general and administrative expenses were higher for the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to costs associated with the Asset Sale, including legal fees and costs.

Other Income/Expense

    We had more interest income during the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to having more cash on hand during our 2025 fiscal year from proceeds from the Asset Sale. Our other income was significantly higher during the six months ended March 31, 2025 compared to the six months ended March 31, 2024 also due to the proceeds received from the Asset Sale. We had less interest expense during the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due to terminating our debt financing and assigning substantially all of our rental lease agreements in connection with the Asset Sale.

Changes in Financial Condition for the Six Months Ended March 31, 2025

    Current Assets

We had more cash and cash equivalents at March 31, 2025 compared to September 30, 2024 primarily due to proceeds received from the Asset Sale. We had less restricted cash in our margin account at March 31, 2025 compared to September 30, 2024 due to divesting our hedging positions due to the Asset Sale and reduction of our operations related to the same. The value of our accounts receivable was higher at March 31, 2025 compared to September 30, 2024 due to additional funds to be received from the Asset Sale. We had less inventory at March 31, 2025 compared to September 30, 2024 due to selling our inventory to the Buyers in connection with the Asset Sale. Our prepaid expenses were lower at March 31, 2025 compared to September 30, 2024 due to a decrease in insurance pre-payments.

    Property, Plant and Equipment

The value of our property, plant and equipment was less at March 31, 2025 compared to September 30, 2024 due to their sale in connection with the Asset Sale.

Other Assets

Our right of use operating lease assets at March 31, 2025 were lower compared to September 30, 2024 due to the leases either being terminated or assigned to the Buyers in connection with the Asset Sale.

    Current Liabilities

Our accounts payable was significantly less at March 31, 2025 compared to September 30, 2024 due to the transfer of a majority of the accounts payable to the Buyers in connection with the Asset Sale along with the Company using the proceeds of the Asset Sale to reduce accounts payable. Our accrued expenses were significantly lower at March 31, 2025 compared to September 30, 2024 due to assigning a large portion of these expenses to the Buyers in connection with the Asset Sale. We had no liability associated with our corn derivative instrument positions at March 31, 2025 compared to September 30, 2024 due to either terminating these instruments or assigning these instruments to the Buyers in connection with the Asset Sale. We had no liability concerning operating lease liabilities at March 31, 2025 compared to September 30, 2024 due to the termination or assignment of our leases to the Buyers in connection with the Asset Sale.

Long-Term Liabilities

We has no long-term liabilities at March 31, 2025 compared to September 30, 2024 due to paying-off and terminating all of our loans and terminating or assigning all of our leases to the Buyers in connection with the Asset Sale.

Liquidity and Capital Resources

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from the Asset Sale to continue to maintain the Company’s limited operations as it winds-down in the next 12 months and beyond. Should we experience unfavorable liquidity conditions in the future, we may have to secure additional debt or equity sources.

    The following table shows cash flows for the six months ended at March 31, 2025 and 2024:

	March 31, 2025 (unaudited)	March 31, 2024 (unaudited)
Net cash provided operating activities	$(14,234,935)	$(2,807,750)
Net cash provided by (used in) investing activities	193,351,082	(855,153)
Net cash used for financing activities	(162,600,729)	(5,452,246)
Net increase (decrease) in cash	$16,515,418	$(9,115,149)
Cash, cash equivalents and restricted cash, end of period	$23,620,786	$5,435,954

Cash Flow from Operations

    Our operations provided more cash during the six months ended March 31, 2025 compared to the same period of our 2024 fiscal year due to proceeds received in the Asset Sale.

Cash Flow From Investing Activities

We used slightly more cash for capital expenditures during the six months ended March 31, 2025 compared to the same period ended March 31, 2024, offset by proceeds received for our assets due to the Asset Sale. During the six months ended March 31, 2025, our primary capital expenditures were for restorations to the cooling tower and equipment for the combined heat and power project.

Cash Flow from Financing Activities

Our financing activities used significantly more cash during the six months ended March 31, 2025 compared to the same period of our 2024 fiscal year due to paying large distributions to our members with the proceeds of the Asset Sale and repayment of our debt obligations.

Plans for Cash in the Short Term and in the Long Term

In the next 12 months, the Company plans to reinvest the cash it is holding into winding down the Company’s operations and to distribute any cash the Board does not keep for reasonable reserves to the members. In the long term, the Company plans to continue to wind-down the Company’s business operations and may provide further distributions to its members. Since the closing of the Asset Sale, the Company has issued a distribution of $4.05 per Unit to each member.

Capital Expenditures

    The Company currently has no capital expenditure projects or plans to complete any new capital expenditure projects.

Capital Resources

In connection with the Asset Sale, the Company paid all outstanding amounts due under all of its outstanding loans and no longer maintains this debt. The Company’s sole source of capital resources as of March 31, 2025 was the cash received from the Asset Sale and potential sales of its carbon dioxide reduction credits.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2025, we had limited exposure to foreign currency risk as substantially all of our business was conducted in the U.S. We had no exposure to interest rate risk since we had no outstanding debt. As the Company is no longer operational due to the Asset Sale and continues to wind down its business, the Company experiences limited market risk.

Historically, the Company entered into fixed price contracts for corn purchases on a regular basis. It was our intent that, as we entered into these contracts, we would use various hedging instruments (puts, calls and futures) to maintain a near even market position. For example, if we had one million bushels of corn under fixed price contracts we would generally expect to enter into a short hedge position to offset our price risk relative to those bushels we had under fixed price contracts. However, the Company either terminated or assigned all of these contracts in connection with the Asset Sale.

The Company may experience some market risk in relation to the sale of its carbon dioxide reduction credits as the purchase price and ability to sell such credits is based on market factors such as: regulatory environments, willingness of buyers and potentially foreign currency risk if a buyer of the credits is not located in the U.S.

Item 4.  Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

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
    The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended March 31, 2025, the Company worked to remediate a material weakness identified at the end of the Company’s 2024 fiscal year. We did not maintain effective monitoring and oversight of controls over property, plant and equipment. Specifically, reviewing assets for asset retirement obligations. In June 2022 an asset retirement obligation related to our Class VI monitoring and injection wells should have been recognized and recorded.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected in a timely basis.

For the fiscal quarter ended March 31, 2025, the Company worked to remediate the material weakness identified by: (a) updating month-end standard operating procedures to include review of any asset retirement obligations; and (b) providing an additional step for the CFO and CEO to review all assets placed into service and determine if an asset retirement obligation exits.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors

    The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2024. The risk factors set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities Exchange Commission on January 15, 2025.

Risks related to Escrowed Portion of Purchase Price

On the Closing Date, the Company closed on the sale of substantially all of its assets for a purchase price of $210 million (subject to adjustment based on the terms of the Asset Purchase Agreement) (the “Purchase Price”) to the Buyers. The Company and Gevo entered into an escrow agreement pursuant to which Gevo deposited $10 million in earnest money, which was applied against the Purchase Price. In addition, pursuant to such escrow agreement, Gevo deposited on the Closing Date $1.26 million of the Purchase Price for the purposes of securing the post-closing indemnification obligations of the Company. In the event that the Company breaches any of the covenants, representations or warranties in the Asset Purchase Agreement (which may or may not have been within the Company’s control), the Company may not receive the entire post-closing indemnification escrow amount of $1.26 million.

We may be subject to future liabilities from the prior business, despite the sale of our assets.

Although we have sold all of our assets in the Asset Sale, we may still retain certain liabilities or obligations from our prior business operations. These could include indemnification claims, contractual obligations, or contingent liabilities. Further, the ethanol production industry is heavily regulated and subject to complex environmental laws. Despite the sale of our facility, we may remain exposed to legal or regulatory claims if we are found to have any continuing responsibility for past operations. Any such claims could negatively impact our financial condition and could impact the value of our units and the amount we are able to distribute to our members. Some of these claims may be settled through a deduction of the portion of escrowed Purchase Price, but other claims may not be eligible for such treatment depending on the claim as described in the Asset Purchase Agreement.

We have sold our sole revenue-generating asset—our ethanol production facility

On the Closing Date, we completed the sale of our ethanol production facility, which represented our significant operating asset. As a result of the Asset Sale, we no longer generate revenue from ethanol production or any other operations. Without an operating business or alternative source of income, we do not expect to sustain our corporate existence and plan to liquidate as soon as feasible.

We may be classified as a “shell company” under SEC rules, which imposes additional limitations and compliance obligations.

As we no longer have any operating business or significant assets, we may be deemed a “shell company” under the rules of the Securities and Exchange Commission. This classification restricts our ability to use certain capital-raising exemptions, limits our access to public markets, and subjects us to heightened disclosure requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

Changes to Annual Meeting Date

The Company’s 2025 Annual Meeting will be held after 30 days from the previous year’s annual meeting (April 4, 2025). The Company’s 2025 Annual Meeting will occur on June 23, 2025 (the “2025 Annual Meeting”).

The member proposal process for the 2026 Annual Member Meeting will depend on the outcome of certain proposals at the 2025 Annual Meeting as described in the definitive proxy statement the Company filed with the SEC on May 2, 2025 (the “Definitive Proxy Statement”). If those proposals are approved, the Company will not be required to hold annual meetings and therefore there is no expected deadline for member proposals. However, if those proposals fail to be approved, member proposals must be submitted in writing to the Company, by February 23, 2026 (approximately 120 days prior to the one year anniversary date of the mailing of the 2025 proxy materials for the 2025 Annual Meeting) in order to be timely. In this event, the Company suggests that proposals for the 2026 Annual Meeting be submitted by certified mail-return receipt requested.

This description does not purport to be a complete description of the Definitive Proxy Statement and is subject to and qualified in its entirety by reference to the full text of the Definitive Proxy Statement, including its addenda and exhibits, which was filed by the Company with the SEC on May 2, 2025.

Insider Trading Arrangements

No governor or officer adopted or terminated any contract, instruction, or written plan for the purchase or sale of company securities during the period ended March 31, 2025.

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

South 8 Energy, LLC

Date:	May 15, 2025	/s/ Jodi Johnson
Jodi Johnson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2025	/s/ Joni Entze
Joni Entze
Chief Financial Officer
(Principal Financial and Accounting Officer)